Form 10-Q
period 1996-03-31
RES CARE INC /KY/
filed 1996-05-13
CIK 776325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996.

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period.

                         COMMISSION FILE NUMBER: 0-20372



                                 RES-CARE, INC.
             (Exact name of Registrant as specified in its charter)

                    KENTUCKY                           61-0875371
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

               10140 LINN STATION ROAD
                LOUISVILLE, KENTUCKY                     40223
     (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (502) 394-2100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

The number of shares outstanding of the Registrant's common stock, no par value, on March 31, 1996 was 6,286,449.

                                 RES-CARE, INC.
                                     INDEX

PART I.                       FINANCIAL INFORMATION                        PAGE
                                                                          NUMBER

Item 1.  Condensed Consolidated Financial Statements
         (Unaudited)

             Condensed Consolidated Balance Sheets at March 31, 1996        3
             and December 31, 1995

             Condensed Consolidated Statements of Operations for the        4
             three months ended March 31, 1996 and 1995

             Condensed Consolidated Statements of Cash Flows for the        5
             three months ended March 31, 1996 and 1995

             Notes to Condensed Consolidated Financial                      6
             Statements -- March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7


PART II.                       OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 3.  Defaults Upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES

PART I FINANCIAL INFORMATION
ITEM I
RES-CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31     DECEMBER 31
                                                                            1996          1995
                                                                         -----------   -----------
                                                                         (UNAUDITED)     (NOTE)
                                                                              (in thousands)
Assets:
Current Assets:
      Cash and cash equivalents                                            $ 5,988       $ 7,253
      Accounts and notes receivable, less allowance
         for contractual adjustments of $1,859 in
         1996 and $1,911 in 1995.                                           28,842        25,281
      Inventories                                                              553           468
      Deferred income taxes                                                  2,390         2,313
      Other current assets                                                   1,352         1,162
                                                                           -------       -------
            Total current assets                                            39,125        36,477


Property and equipment, less accumulated
   depreciation of $5,303 in 1996 and
   $4,851 in 1995.                                                          33,567        32,815
Deferred start-up cost less accumulated
   amortization of $3,049 in 1996 and
   $2,988 in 1995.                                                           1,901         1,605
Excess of acquisition cost over net assets acquired,
    less accumulated amortization of $289 in 1996
    and $213 in 1995.                                                        8,628         8,521
Licenses cost less accumulated amortization of
    $79 in 1996 and $53 in 1995.                                             3,078         3,104
Long-term receivables and advances to managed facilities                       957           963
Other assets                                                                   970         1,008
                                                                           -------       -------
            Total Assets                                                   $88,226       $84,493
                                                                           =======       =======

Liabilities and Shareholders' Equity
Current Liabilities:
      Notes payable                                                        $   117       $   123
      Trade accounts payable                                                 4,508         4,424
      Accrued expenses                                                      15,043        13,356
      Accrued income taxes                                                   3,064         2,032
                                                                           -------       -------
            Total current liabilities                                       22,732        19,935
                                                                           -------       -------

Long-term liabilities                                                          391           429
Long-term debt                                                              16,446        17,594
Long-term deferred income taxes                                                690           637
                                                                           -------       -------
            Total liabilities                                               40,259        38,595
                                                                           -------       -------
Minority interest in Equity of
       Consolidated Subsidiary                                                  27            37
                                                                           -------       -------
Shareholders' equity:
      Preferred shares, no par value, authorized
         1,000 shares, no shares issued
         or outstanding                                                          -             -
      Common stock, no par value, authorized
         20,000 shares, issued 9,225
         shares in 1996 and 1995                                            15,535        15,535
      Additional paid in capital                                             2,548         2,316
      Retained earnings                                                     34,244        32,427
                                                                           -------       -------
                                                                            52,327        50,278
      Less cost of common shares in treasury
         (2,939 shares in 1996 and 2,957
          shares in 1995).                                                   4,387         4,417
                                                                           -------       -------
            Total shareholders' equity                                      47,940        45,861
                                                                           -------       -------
            Total Liabilities and Shareholders' Equity                     $88,226       $84,493
                                                                           =======       =======

See notes to condensed consolidated financial statements
Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

RES-CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                 1996            1995
                                                              ----------      ----------
Net revenues                                                  $   52,688      $   35,670

Operating expenses:
      Facility and program expense                                46,586          31,739
      Corporate general and administrative                         2,248           1,605
      Depreciation and amortization                                  771             329
      Compensation-stock options                                       4               7
                                                              ----------      ----------
            Total operating expenses                              49,609          33,680

Operating income                                                   3,079           1,990
Other expenses (income):
      (Gain) loss from sale of assets                                (15)             (4)
      Interest expense                                               237              46
      Interest income                                               (106)           (255)
                                                              ----------      ----------
            Total other expenses (income), net                       116            (213)

Minority Interest in  Loss of
      Consolidated Subsidiary                                         10              --

Income from continuing operations before income tax                2,973           2,203
      Income tax                                                   1,156             907
                                                              ----------      ----------
            Income from continuing operations                      1,817           1,296

Discontinued operations:
      Income  from operations of unconsolidated
          affiliate sold, net of applicable income
          tax expense                                                 --             247

                                                              ----------      ----------

Net income                                                    $    1,817      $    1,543
                                                              ==========      ==========

Income data:
      Income from continuing operations per share                   0.28            0.20
      Income from discontinued operations per share                 0.00            0.04
      Net income per share                                    $     0.28      $     0.24
      Weighted average shares used in per share
          calculation                                          6,547,312       6,455,638
                                                              ==========      ==========



See notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                   --------------------------
                                                                                     1996               1995
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $ 1,817            $ 1,543
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                771                329
          Provision for contractual adjustments                                        200                156
          Deferred income taxes - net                                                  (24)               (67)
          Provision for compensation - stock options                                     4                  7
          Income from operations of unconsolidated affiliate sold                        0               (247)
          Gain from sale of assets                                                     (15)                (4)
          Payments under noncompetition covenants                                      (37)                 0
          Loss applicable to minority interest of consolidated subsidiary              (10)                 0

     Changes in operating assets and liabilities
          Increase in accounts and notes  receivable                                (3,765)            (1,530)
          Increase in inventories                                                      (86)               (25)
          Increase in other current assets                                            (190)               (70)
          Increase in other  assets                                                     (1)               (95)
          Increase (decrease) in trade accounts payable                                 83                (81)
          Increase in accrued expenses                                               1,686                359
          Increase in accrued income taxes                                           1,032                895
                                                                                   -------            -------
               Net cash provided by operating activities                             1,467              1,170
                                                                                   -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in advances to unconsolidated affiliate sold                               0               (101)
     Purchase of property and equipment                                             (1,325)            (2,391)
     Payments received on notes from sale of assets                                     10                 10
     Deferred start-up costs                                                          (364)              (141)
     Increase in goodwill                                                             (180)                 0
     Decrease in other assets                                                           24                  0
                                                                                   -------            -------
               Net cash used in investing activities                                (1,835)            (2,623)
                                                                                   -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                                                           0                (78)
     Long-term debt borrowings                                                           0              1,134
     Repayment of long-term debt                                                    (1,154)                 0
     Proceeds received from sale of treasury stock                                     258                 55
                                                                                       ---                 --
               Net cash  (used in) provided by financing activities                   (896)             1,111
                                                                                   -------            -------

Decrease  in cash and cash equivalents                                              (1,265)              (342)

Cash and cash equivalents at beginning of period                                     7,253             10,287
                                                                                   -------            -------

Cash and cash equivalents at end of period                                         $ 5,988            $ 9,945
                                                                                   =======            =======

See notes to condensed consolidated financial statements.

                                 Res-Care, Inc.
              Notes to Condensed Consolidated Financial Statements

NOTE 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  Long-term Debt

         As of March 31, 1996, the Company had a line-of-credit agreement with its banks, PNC Bank, Kentucky, Inc., National City Bank, Louisville, Kentucky, and Suntrust Bank, Nashville, N.A., which is subject to a maximum borrowing of $35 million including provisions for letters of credit. As of March 31, 1996, letters of credit in the amount of $2.6 million were outstanding against the line of credit. Under terms of the agreement, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the line of credit. Uncleared checks in the amount of $3.7 million were outstanding at March 31, 1996 and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, ratio of total funded debt to net worth and debt service coverage. The Company was in compliance with all covenants as of March 31, 1996. In addition to the $35 million line-of-credit, the Company has a separate $4 million term loan from the banks which is due April 30, 1999.

ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


I.   Results of Operations

     Three Months Ended March 31, 1996 compared to March 31, 1995

     Revenues

         Total net revenues for the first quarter of 1996 increased by 47.6%, or $17.0 million, to $52.7 million compared to $35.7 million for the first quarter of 1995. Of the increase, 84.4% was a result of revenue growth in the disabilities services division.

         Disabilities Services. For the first quarter of 1996, net revenues increased by 51.1%, or $14.4 million, to $42.6 million compared to $28.2 million during the first quarter of 1995, primarily as a result of acquisitions and development during 1995 of new facilities, group homes and supported living programs serving approximately 1,300 consumers. Revenues also increased due to reimbursement for general cost-of-living increases in staff and other expenses in prior periods. Average revenue per census day increased to $115.95 in the first quarter of 1996 compared to $112.18 for the same period of 1995, an increase of 3.4% primarily due to the recognition of a retroactive provider tax adjustment in Indiana. Facility occupancy rate for the first quarter of 1996 increased 3.9% to 96.9% compared to 93.0% for the first quarter 1995.

         The Company is a party to legal proceedings involving state program administrators and others, that, in the event of an unfavorable outcome, may affect revenues and period-to-period comparisons. In Indiana, the Company and other providers have been notified of reimbursement rates issued retroactive to July 1, 1994 which are lower than the Company and certain other providers projected based on a settlement that had been reached with the State concerning rate-setting methodology for large ICR/MR facilities. The State intended to recover by the end of August 1995 from providers amounts it considered to be overpayments, which, if the State is ultimately successful on all issues, could result in a reduction of net revenues to the Company of approximately $1.3 million for the twenty-one months ended March 31, 1996. Any reduction would be recorded against the Company's allowance for contractual adjustments and net revenues, as appropriate, in the period in which the issues are resolved. However, the Company and another provider have filed a lawsuit challenging the State's interpretation and application of the methodology. After obtaining a temporary restraining order against the recoupment, the parties entered into an agreement concerning the implementation of the new rate structure.

The State implemented the new rates effective March 1, 1996. A preliminary injunction was denied and the trial on the merits is scheduled for late May 1996. Based on the outcome of the preliminary injunction proceedings, the Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial position will not be material.

         In January 1995, the Company filed an action for declaratory judgement against the landlord of four of the Company's large facilities in Indiana to enforce a provision in the leases that the parties would renegotiate the terms of the leases if any change in the Medicaid program becomes effective or is implemented such that reimbursement is reduced to the extent that the economic feasibility of the lease is materially and adversely affected. The parties were unsuccessful in mediating the issues, and the Company is unable at this time to determine whether it will prevail in the matter. The Company leases three other large facilities in Indiana from the same landlord. These three leases, which do not include a renegotiation provision, expire on July 31, 1996, and account for approximately $6 million in annual revenues. As a result of these matters, the Company may be compelled or may elect to reduce certain of its facility-based operations in Indiana.

         In June 1994, after the Company had agreed to acquire a block of eight group homes in Texas, the State of Texas unexpectedly imposed, as a condition of the licensure of those homes, certain performance criteria for all of the Company's operations in the state. These conditions were not fully met and the state notified the Company that it must dispose of the eight homes by October 1, 1995. The company filed a lawsuit contesting this decision and a temporary injunction hearing was scheduled for December 1995. The hearing has been postponed on two occasions and has not been rescheduled pending settlement negotiations. The demand to dispose of the homes is suspended pending settlement of the case or a ruling on the temporary injunction. The Company is unable to form an opinion as to the likelihood that it will prevail at the hearing; however, the Company believes that there will be no material effect on the results of operations, cash flow or financial condition of the Company if it is ultimately required to dispose of the homes. The eight homes have accounted for approximately $2.0 million in annual revenues and have a book value of approximately $1.3 million, of which approximately $400,000 is represented by tangible assets.

         Future revenues, earnings and period-to-period comparisons may be affected by legislative, administrative or judicial changes in rate-setting structures, methodologies or interpretations that may be proposed or are currently under consideration in states where the Company operates. In addition, some states are considering various managed care plans for persons currently in the Medicaid program. At this time, the Company cannot determine the impact of such changes, or the effect of block grants or other legislation which Congress may enact. In early May 1996, legislation was passed in Florida that would significantly reduce rates as early as July 1, 1996 to the group homes that the Company manages in that state. The legislation has not yet been sent to the governor for his signature. At this time, the Company cannot predict the outcome of this legislative effort nor its ultimate effect on the Company's results of operations, cash flows or financial condition.

         Training Services. For the first quarter of 1996, net revenues increased by 36.5% or $2.7 million, to $10.1 million compared to $7.4 million for the first quarter of 1995 primarily as a result of the award of a new contract to operate the Edison Job Corps Center in Edison, New Jersey effective November 1, 1995. Revenues were also affected by normal inflationary increases. In 1995, the Department of Labor notified the Company that it would not exercise its option to extend the Company's contract for the Job Corps Center in Crystal Springs, Mississippi, for the final one-year renewal term ending December 1, 1996 due to the Company's performance solely at that facility. However, the contract has been extended through June 30, 1996. The Company has submitted a proposal for the new contract and expects to have substantial difficulty in obtaining it.

     Facility and Program Expenses

         Facility and program expenses in the first quarter of 1996 increased 46.8%, or $14.8 million, compared to the first quarter of 1995. Of this increase, $7.9 million, or 53.4% was due to payroll and payroll-related expenses. These expenses reflected additional personnel as well as other costs associated with the additional facilities and programs in disabilities services and training services. Facility and program expenses in the first quarter of 1996 decreased as a percentage of total net revenues to 88.4% from 89.0% for the same period of 1995.

         Disabilities Services. Facility and program expenses in the first quarter of 1996 increased 48.8%, or $12.3 million, to $37.5 million compared to $25.2 million during the first quarter of 1995. Payroll and payroll-related expenses represented 77.8% of the increase due primarily to the additional personnel as well as other costs associated with the additional facilities and programs that were operational in the first quarter of 1996 as compared to 1995. As a percentage of net revenues for disabilities services, facility and program expenses in the first quarter 1996 decreased to 88.2% from 89.4% for the same period of 1995.

         Training Services. Facility expenses in the first quarter of 1996 increased 40.0%, or $2.6 million, to $9.1 million compared to $6.5 million during the first quarter of 1995. The increase in facility expenses was primarily related to the new Edison Job Corps Center. As a percentage of net revenues for training services, facility expenses increased to 89.5% in the first quarter of 1996 from 87.4% for the first quarter of 1995, due primarily to the change in recruitment and placement contracts from fee-based to cost-plus contracts.

     Operating and Other Expenses (Income)

         Corporate general and administrative expenses increased 40.1% in the first quarter of 1996 compared to the first quarter of 1995. Payroll and payroll-related expenses represented 38.4% of the increase due primarily to the addition of support staff for the newly-acquired facilities and programs. General and administrative expenses in the first quarter of 1996 decreased as a percentage of total net revenues to 4.3% from 4.5% for the same period of 1995.

         The increase in depreciation and amortization in the first quarter of 1996 resulted from purchases of group homes, large ICFs/MR, and equipment in 1995.

         Interest expense in the first quarter of 1996 increased by $340,000 to $131,000 compared to the first quarter of 1995. The increase resulted primarily from increased utilization of the credit facility for acquisitions made during 1995.

     Liquidity and Capital Resources

         For the first three months of 1996, net cash provided by operating activities was $1.5 million compared to $1.2 million for the first three months of 1995, an increase of $300,000. The increase was due primarily to increases in net income, accrued expenses and accrued income taxes offset by an increase in accounts and notes receivable.

         During the first three months of 1996, net cash used in investing activities was $1.8 million compared to $2.6 million for the first three months of 1995, a decrease of $800,000, due primarily to a decrease in purchases of property and equipment.

         For the first three months of 1996, net cash used in financing activities was $900,000 compared to $1.1 million net cash provided by financing activities for the first three months of 1995. The decrease of $2.0 million was due primarily to repayment of long-term debt.

         As of March 31, 1996, the Company had $21.1 million available on its line-of-credit and $6.0 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $2.6 million issued in connection with workers' compensation insurance and certain facility leases.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is a party to various legal proceedings that arise in the normal course of business. The Company believes that many of such lawsuits are without merit. Further, such claims are generally covered by insurance. The Company does not believe the results of such litigation will have a material adverse effect on its financial position.

        The Company is a party to litigation in Indiana in which the state's methodology for calculating reimbursement is being contested as well as to a lawsuit to enforce provisions in leases on four large facilities. In Texas, the Company has filed a lawsuit contesting an action by the state with respect to eight group homes. These proceedings are discussed above in Item 2 of Part I.

Item 2. Changes in Securities

             None

Item 3. Defaults Upon Senior Securities

             Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

           (a)  Exhibits:
                  10-1 - Second Amendment to Loan Instruments dated as of February 16, 1996 by and among Res-Care, Inc. and PNC Bank, Kentucky, Inc. National City Bank, Kentucky and Sun Trust Bank, Nashville, N.A. Exhibit 10-12 to the Company's Report on Form 10-K for the year ending December 31, 1995 is hereby incorporated by reference.

                  10-2 - Second Amended and Restated Employment Agreement dated March 17, 1996 between the Company and E. Halsey Sandford.
                  Exhibit 10-13 to the Company's Report on Form 10-K for the year ending December 31, 1995 is hereby incorporated by reference.

           (b)  Reports on Form 8-K:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RES-CARE, INC.
                                     Registrant



Date       May 13, 1996              By:      S/T RONALD G. GEARY
    -------------------------           ----------------------------------------
                                        Ronald G. Geary
                                        President and Chief Executive Officer



Date       May 13, 1996              By:      S/T T. DOUGLAS WEBB
    -------------------------           ----------------------------------------
                                        T. Douglas Webb
                                        Vice President of Finance/Administration