Form 10-Q
period 1996-06-30
RES CARE INC /KY/
filed 1996-08-14
CIK 776325

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.

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

Yes    X       No
     -----        ------

The number of shares outstanding of the Registrant's common stock, no par value, on June 30, 1996 was 9,509,898.

                                 RES-CARE, INC.
                                     INDEX

PART I.                                       FINANCIAL INFORMATION                                PAGE
                                                                                                  NUMBER
Item 1.                Condensed Consolidated Financial Statements
                       (Unaudited)

                       Condensed Consolidated Balance Sheets at June 30, 1996 and                     3
                       December 31, 1995

                       Condensed Consolidated Statements of Operations for the three                  4
                       months ended June 30, 1996 and 1995 and the six months ended June
                       30, 1996 and 1995

                       Condensed Consolidated Statements of Cash Flows for the six months             5
                       ended June 30, 1996 and 1995

                       Notes to Condensed Consolidated Financial Statements -- June 30,               6
                       1996

Item 2.                Management's Discussion and Analysis of Financial Condition and                7
                       Results of Operations


PART II.                                        OTHER INFORMATION

Item 1.                Legal Proceedings                                                              13

Item 2.                Changes in Securities                                                          13

Item 3.                Defaults Upon Senior Securities                                                13

Item 4.                Submission of Matters to a Vote of Security Holders                            13

Item 5.                Other Information                                                              14

Item 6.                Exhibits and Reports on Form 8-K                                               15

                        PART I FINANCIAL INFORMATION
                        ITEM I
                        RES-CARE, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30        DECEMBER 31
                                                                                          1996              1995
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)         (NOTE)
                                                                                              (in thousands)
                        Assets:
                        Current assets:
                              Cash and cash equivalents                                 $    6,817       $   7,253
                              Accounts and notes receivable, less allowance
                                 for contractual adjustments of $2,040 in
                                 1996 and $1,911 in 1995.                                   28,295          25,281
                              Inventories                                                      556             468
                              Deferred income taxes                                          2,353           2,313
                              Other current assets                                             854           1,162
                                                                                        ----------       ---------
                                    Total current assets                                    38,875          36,477


                        Property and equipment, less accumulated
                           depreciation of $5,897 in 1996 and
                           $4,851 in 1995.                                                  34,213          32,815
                        Deferred start-up cost less accumulated
                           amortization of $2,823 in 1996 and
                           $2,988 in 1995.                                                   2,579           1,605
                        Excess of acquisition cost over net assets acquired,
                            less accumulated amortization of $363 in 1996
                            and $213 in 1995.                                                8,554           8,521
                        Licenses cost less accumulated amortization of
                            $105 in 1996 and $53 in 1995.                                    3,051           3,104
                        Long-term receivables and advances to managed facilities               951             963
                        Other assets                                                           923           1,008


                                                                                        ----------       ---------
                                    Total Assets                                        $   89,146       $  84,493
                                                                                        ==========       =========

                        Liabilities and Shareholders' Equity
                        Current liabilities:
                              Notes payable                                             $      112       $     123
                              Trade accounts payable                                         4,294           4,424
                              Accrued expenses                                              14,619          13,356
                              Accrued income taxes                                           1,445           2,032
                                                                                        ----------       ---------
                                    Total current liabilities                               20,470          19,935
                                                                                        ----------       ---------

                        Long-term liabilities                                                  354             429
                        Long-term debt                                                      16,058          17,594
                        Long-term deferred income taxes                                      1,047             637
                                                                                        ----------       ---------
                                    Total liabilities                                       37,929          38,595
                                                                                        ----------       ---------
                        Minority interest in equity of
                               consolidated subsidiary                                          16              37
                                                                                        ----------       ---------

                        Shareholders' equity:
                              Preferred shares, no par value, authorized
                                 1,000 shares, no shares issued
                                 or outstanding                                                  -               -
                              Common stock, no par value, authorized
                                 30,000 shares, issued 13,837
                                 shares in 1996 and 1995                                    15,535          15,535
                              Additional paid in capital                                     3,729           2,316
                              Retained earnings                                             36,247          32,427
                                                                                        ----------       ---------
                                                                                            55,511          50,278
                              Less cost of common shares in treasury
                                 (4,328 shares in 1996 and 4,436
                                  shares in 1995)                                            4,310           4,417
                                                                                        ----------       ---------
                                    Total shareholders' equity                              51,201          45,861
                                                                                        ----------       ---------
                                    Total liabilities and shareholders' equity          $   89,146       $  84,493
                                                                                        ==========       =========

                        See notes to condensed consolidated financial statements
                        Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)


                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30                              June 30
                                                                 ----------------------------         --------------------------
                                                                      1996              1995             1996             1995
                                                                 -----------       ----------         -----------     ----------
Net revenues                                                     $    52,685       $   41,003         $   105,373     $   76,673
Operating expenses:
      Facility and program expense                                    46,256           36,179              92,842         67,918
      Corporate general and administrative                             2,190            1,736               4,438          3,341
      Depreciation and amortization                                      819              421               1,590            750
      Compensation-stock options                                           0                6                   4             13
                                                                 -----------       ----------         -----------     ----------
            Total operating expenses                                  49,265           38,342              98,874         72,022

Operating income                                                       3,420            2,661               6,499          4,651
Other expenses (income):

      (Gain) loss from sale of assets                                      6               (2)                 (9)            (6)
      Interest expense                                                   265              158                 503            204
      Interest income                                                   (110)            (245)               (216)          (500)
                                                                 -----------       ----------         -----------     ----------
            Total other expenses (income), net                           161              (89)                278           (302)

Minority Interest in  Loss of
       consolidated subsidiary                                            11                -                  21

Income from continuing operations before income tax                    3,270            2,750               6,242          4,953
      Income tax                                                       1,266            1,077               2,422          1,984
                                                                 -----------       ----------         -----------     ----------
            Income from continuing operations                          2,004            1,673         $     3,820     $    2,969

Discontinued operations:
      Income  from operations of unconsolidated
          affiliate sold, net of applicable income
          tax expense                                                 -                   181          -                     428
      Gain from sale of unconsolidated affiliate
           net of applicable income tax of $6,270                     -                 8,904          -                   8,904
                                                                 -----------       ----------         -----------     ----------
Net income                                                       $     2,004       $   10,758         $     3,820     $   12,301
                                                                 ===========       ==========         ===========     ==========

Income data:
      Income from continuing operations per share                $      0.20       $     0.17         $      0.38     $     0.31
      Income from discontinued operations per share                     0.00             0.02                0.00           0.04
      Gain from sale of discontinued operation
           per share                                                                     0.92                               0.92
      Net income per share                                       $      0.20       $    $1.11         $      0.38     $     1.27
      Weighted average shares used in per share
          calculation                                             10,158,046        9,683,032          10,097,237      9,683,191
                                                                 ===========       ==========         ===========     ==========

See notes to condensed consolidated financial statements.
                                      4

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                     ----------------
                                                                                      1996      1995
                                                                                     ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $3,820    $12,301
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               1,590        750
          Provision for contractual adjustments                                         400        309
          Deferred income taxes - net                                                   370       (917)
          Provision for compensation - stock options                                      4         13
          Income from operations of unconsolidated affiliate sold                         0       (428)
          Gain from sale of unconsolidated affiliate, net of applicable income
               tax expense of $6,270                                                      0     (8,904)
          Gain from sale of assets                                                       (9)        (6)
          Payments under noncompetition covenants                                       (75)       (13)
          Loss applicable to minority interest of consolidated subsidiary               (21)         0

     Changes in operating assets and liabilities
          Increase  in accounts and notes  receivable                                (3,421)    (3,620)
          (Increase) decrease  in inventories                                           (89)        12
          Decrease  in other current assets                                             308         90
          (Increase) decrease  in other  assets                                          22       (117)
          Decrease  in trade accounts payable                                          (131)      (182)
          Increase  in accrued expenses                                               1,263      2,200
          Increase  (decrease) in accrued income taxes                                 (587)     1,617
                                                                                     ------    -------
               Net cash provided by operating activities                              3,445      3,105
                                                                                     ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease  in advances to unconsolidated affiliate sold                               0        586
     Dividend from unconsolidated affiliate sold                                          0      3,024
     Proceeds from sale of unconsolidated affiliate, net of cost of $906                  0     16,562
     Purchase of property and equipment                                              (2,586)    (4,993)
     Purchase of ICF/MR facilities                                                        0    (17,134)
     Payments received on notes from sale of assets                                      19         19
     Deferred start-up costs                                                         (1,117)      (606)
     Increase in goodwill                                                              (180)         0
     (Increase) decrease in other assets                                                 15       (284)
                                                                                     ------    -------
               Net cash used in investing activities                                 (3,849)    (2,826)
                                                                                     ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                                                            0        (78)
     Long-term debt borrowings                                                            0      3,415
     Repayment of long-term debt                                                     (1,547)         0
     Purchase of treasury stock                                                          (1)         0
     Proceeds  from exercise of stock options                                         1,093         95
     Tax benefit related to employee stock options                                      424          0
                                                                                     ------    -------
               Net cash  (used in) provided by financing activities                     (31)     3,432
                                                                                     ------    -------

(Decrease) increase  in cash and cash equivalents                                      (436)     3,711

Cash and cash equivalents at beginning of period                                      7,253     10,287
                                                                                     ------    -------
Cash and cash equivalents at end of period                                           $6,817    $13,998
                                                                                     ------    -------

See notes to condensed consolidated financial statements.

                         Res-Care, Inc.
       Notes to Condensed Consolidated Financial Statements


NOTE 1.  Basis of Presentation

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  Long-term Debt

                 As of June 30, 1996, the Company had a line-of-credit agreement with its banks, PNC Bank, Kentucky, Inc., National City Bank, Louisville, Kentucky, and Suntrust Bank, Nashville, N.A., which is subject to a maximum borrowing of $35 million including provisions for letters of credit. As of June 30, 1996, letters of credit in the amount of $5.8 million were outstanding against the line of credit. Under terms of the agreement, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the line of credit. Uncleared checks in the amount of $3.5 million were outstanding at June 30, 1996 and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, ratio of total-funded debt to net worth and debt service coverage. The Company was in compliance with all covenants as of June 30, 1996. In addition to the $35 million line-of-credit, the Company has a separate $4 million term loan from the banks which is due April 30, 1999.

Note 3.  Share and Per-Share Information

                 On May 14, 1996, the shareholders authorized a 3-for-2 stock split effective June 4, 1996, thereby increasing the number of outstanding shares to 9,509,898. All references in the accompanying financial statements to the number of common shares and per share amounts for 1995 have been restated to reflect the stock split.

ITEM 2
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


I.       Results of Operations

         Three Months Ended June 30, 1996 compared to June 30, 1995

         Revenues

                 Total net revenues for the second quarter of 1996 increased by 28.5%, or $11.7 million, to $52.7 million compared to $41.0 million for the second quarter of 1995. Of the increase, 76.0% was a result of revenue growth in the disabilities services division.

                 Disabilities Services. For the second quarter of 1996, net revenues increased by 26.6%, or $8.9 million, to $42.3 million compared to $33.4 million during the second quarter of 1995, primarily as a result of acquisitions and development during 1995 of new facilities, group homes and supported living programs serving approximately 1,300 consumers. Revenues also increased due to reimbursement for general cost-of-living increases in staff and other expenses in prior periods. Average revenue per census day increased to $110.14 in the second quarter of 1996 compared to $108.07 for the same period of 1995, an increase of 1.9%. Facility occupancy rates for the second quarter of 1996 decreased 1.4% to 95.5% compared to 96.9% for the second quarter 1995 due primarily to the downsizing of a larger ICF/MR facility and lower occupancy in certain group home operations.

                 Effective July 1, 1996, the Company acquired the MR/DD business of ADEPT Corporation and now serves 68 individuals in ten group homes and approximately 60 individuals in supportive living settings in the Indianapolis, Indiana area.

                 The Company is a party to legal proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, in July
1995, the Company and other providers were notified of reimbursement rates issued retroactive to July 1, 1994 which were lower than the Company and certain other providers projected based on a settlement that had been reached with the State concerning the rate-setting methodology for large ICF/MR facilities. The Company and another provider filed a lawsuit and an agreement was reached with the State under which the implementation of the new rate structure was delayed until March 1, 1996. A preliminary injunction was denied and the trial on the merits commenced and has been continued until August 1996. If the State is ultimately successful on all issues it could result in a reduction of net revenues to the Company of approximately $1.3 million for the twenty-four months ended June

30, 1996. Any reduction would be recorded against the Company's allowance for contractual adjustments and net revenues, as appropriate, in the period in which the issues are resolved. Based on the outcome of the preliminary injunction proceedings, the Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial position will not be material.

                 In January 1995, the Company filed an action for declaratory judgment against the landlord of four of the Company's large facilities in Indiana to enforce a provision in the leases for such facilities to the effect that the parties would renegotiate the terms of the leases if any change in the Medicaid program becomes effective or is implemented such that reimbursement is reduced to the extent that the economic feasibility of the lease is materially and adversely affected. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation and the Company is unable at this time to determine whether it will ultimately prevail in the matter. The Company subleases three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired on July 31, 1996. The parties have entered into a new nine-month lease, on essentially the same terms and conditions as the previous sublease, which will expire on April 30, 1997. These three facilities account for approximately $6 million in annual revenues. As a result of these matters, the Company may be compelled or may elect ultimately to reduce certain of its facility-based operations in Indiana.

                 In June 1994, after the Company had agreed to acquire a block of eight group homes in Texas, the State of Texas unexpectedly imposed, as a condition of the licensure of those homes, certain performance criteria for all of the Company's operations in the state. These conditions were not fully met and the state notified the Company that it must dispose of the eight homes by October 1, 1995. The Company filed a lawsuit contesting this decision and a temporary injunction hearing has been postponed pending settlement negotiations. The Company is unable to form an opinion as to the outcome of this matter; however, the Company believes that there will be no material effect on the results of operations, cash flow or financial condition of the Company if it is ultimately required to dispose of the homes. The eight homes have accounted for approximately $2.0 million in annual revenues and have a net book value of $1.3 million, of which $343,000 is represented by tangible assets.

                 Future revenues, earnings and period-to-period comparisons may be affected by legislative, administrative or judicial changes in rate-setting structures, methodologies or interpretations that may be proposed or are currently under consideration in states where the Company operates. In addition, some states are considering various managed care plans for persons currently in Medicaid programs. At this time, the Company cannot determine the impact of such changes, as well as the effect of block grants or other legislation which Congress may enact.

                 In May 1996, legislation was passed in Florida that would significantly reduce rates effective September 1, 1996 to the operations that the Company manages in that state. Both individual consumers and the trade association have filed motions in pre-existing lawsuits to stop implementation of the new rates. A hearing on a motion for injunctive relief on the rates filed in the consumers' litigation is scheduled for the end of August and the trial on the merits in the trade association case is scheduled for mid-September. In the interim, the Company is preparing for operational changes in order to minimize the impact of the reduced rate structure. The outcome of the litigation efforts cannot be determined at this time; however, if the State is ultimately successful, the new rate structure could result in a reduction in annual net revenues of approximately $3,500,000. After identifying costs which the Company presently estimates it could eliminate, this could result in a net reduction in annual operating income attributable to these activities in the range of $300,000 to $400,000. In Tennessee, new regulations are scheduled to take effect October 1, 1996, which will reduce certain allowable costs to providers which could affect the management fees of the Company under its management contracts with non-profit providers for group homes. The Company is unable, at this time, to determine the extent of the effect the regulations will have on revenues and profit contributions.

                 Training Services. For the second quarter of 1996, net revenues increased by 36.8% or $2.8 million, to $10.4 million compared to $7.6 million for the second quarter of 1995 primarily as a result of a new contract to operate the Edison Job Corps Center in Edison, New Jersey effective November 1, 1995. Revenues were also affected by normal inflationary increases. In 1995, the Department of Labor notified the Company that it would not exercise its option to extend the Company's contract for the Job Corps Center in Crystal Springs, Mississippi, for the final one-year renewal term ending December 1, 1996 due to the Company's performance solely at that facility. However, the contract was subsequently extended through July 31, 1996. The Mississippi Job Corps Center accounted for approximately $5.9 million in annual revenues. In April, the Company was awarded a contract by the State of Colorado Office of Youth Services to operate an 80-bed orientation program for newly committed delinquent males. The Company took over operation of this program effective July 1, 1996 and based on the contract, annual revenues are expected to be $1.7 million. On July 12, 1996, the Company signed a definitive agreement to acquire the assets of Community Learning Centers, Inc., a non-profit operation of community-based facilities and services for troubled youth in Colorado.

         Facility and Program Expenses

                 Facility and program expenses in the second quarter of 1996 increased 27.9%, or $10.1 million, compared to the second quarter of 1995. Payroll and payroll-related expenses represented $6.5 million, or 64.4%, of the increase. The increase was primarily due to costs associated with the additional facilities and programs in disabilities services and training services. Facility and program expenses in the second quarter of 1996 decreased as a percentage of total net revenues to 87.8% from 88.2% for the same period of 1995.

                 Disabilities Services. Facility and program expenses in the second quarter of 1996 increased 25.0%, or $7.4 million, to $37.0 million compared to $29.6 million during the second quarter of 1995. Payroll and payroll-related expenses represented 70.3% of the increase due primarily to the additional personnel, as well as other costs, associated with the additional facilities and programs that were operational in the second quarter of 1996 as compared to 1995. As a percentage of net revenues for disabilities services, facility and program expenses in the second quarter 1996 decreased to 87.4% from 88.5% for the same period of 1995.

                 Training Services. Facility expenses in the second quarter of 1996 increased 40.9%, or $2.7 million, to $9.3 million compared to $6.6 million during the second quarter of 1995. The increase in facility expenses was primarily related to the new Edison Job Corps Center. As a percentage of net revenues for training services, facility expenses increased to 89.4% in the second quarter of 1996 from 87.1% for the second quarter of 1995, due primarily to the change in recruitment and placement contracts from fee-based to cost-plus contracts and to development costs of the newly-formed Youthtrack operation.

         Operating and Other Expenses (Income)

                 Corporate general and administrative expenses increased 26.2% in the second quarter of 1996 compared to the second quarter of 1995, but remained unchanged at 4.2% of total revenues. Payroll and payroll-related expenses represented 97.1% of the increase due primarily to the addition of support staff for the newly-acquired facilities and programs and annual merit increases.

                 Depreciation and amortization increased by $398,000 in the second quarter of 1996 primarily due to purchases of facilities and equipment during the past twelve months.

                 Net interest expense in the second quarter of 1996 increased by $242,000 to $155,000 compared to the second quarter of 1995. The increase resulted primarily from increased utilization of the credit facility for acquisitions made during 1995.

II.      Results of Operation

         Six Months Ended June 30, 1996 Compared to June 30, 1995

         Revenues

                 Total net revenues for the first six months of 1996 increased by 37.4%, or $28.7 million, to $105.4 million compared to the first six months of 1995. Of the increase, 80.8% was a result of revenue growth in the disabilities services division.

                 Disabilities Services. For the first six months of 1996, net revenues increased by

37.8%, or $23.3 million, to $84.9 million compared to $61.6 million during the first six months of 1995. Increased revenues resulted primarily from the acquisitions and development of new facilities, group homes and supported living programs during 1995 and reimbursement for general cost-of-living increases in staff and other facility and program expenses. Average revenue per census day increased to $113.45 in the first six months of 1996 compared to $109.91 in the first six months of 1995, an increase of 3.2%. The increase is primarily the result of the recognition of a retroactive provider tax adjustment in Indiana. Facility occupancy rates for the first six months of 1996 increased 1.3% to 95.8% compared to 94.5% for the first six months of 1995. This is primarily attributable to the higher occupancy levels of certain group homes and to newly acquired facilities.

                 Training Services. Revenues for the first six months of 1996 increased by 36.7%, or $5.5 million, to $20.5 million compared to $15.0 million during the first six months of 1995. This increase was primarily a result of the newly awarded Edison Job Corps Center and related cost-funding revenues, which are a direct pass through of funds for reimbursement of capital expenditures made on behalf of the Department of Labor. An inflationary increase in reimbursable operating and administrative expenses also contributed to growth in revenues.

         Facility and Program Expenses

                 Facility and program expenses in the first six months of 1996 increased 36.7%, or $25.0 million, compared to the first six months of 1995. Of this increase, $16.3 million, or 65.2%, was due to payroll and payroll related expenses. These expenses reflected additional personnel, as well as other costs associated with the new facilities and programs in disabilities services and the Edison Job Corps Center. Facility and program expenses in the first six months of 1996 decreased as a percentage of total revenues to 88.1% from 88.6% for the same period of 1995.

                 Disabilities Services. Facility and program expenses in the first six months of 1996 increased 35.9%, or $19.7 million, to $74.5 million compared to $54.8 million during the first six months of 1995. Payroll and payroll-related expenses represented 70.1% of the increase due primarily to the new facilities and programs that became fully operational in the first six months of 1996. As a percentage of net revenues for disabilities services, facility and program expenses in the first six months of 1996 decreased to 87.8% from 88.9% for the same period of 1995. This decrease is primarily due to more efficient operations in California and Texas group home operations and the increase in occupancy levels.

                 Training Services. Facility expenses in the first six months of 1996 increased 39.7%, or $5.2 million, to $18.3 million compared to $13.1 million during the first six months of 1995. As a percentage of net revenues for training services, facility expenses increased to 89.5% in the first six months of 1996 from 87.3% for the first six months of 1995, due primarily to costs associated with the newly formed Youthtrack corporation and related cost-funding expenses which are a direct pass through of capital expenditures purchases for the Department of Labor.

         Operating and Other Expenses (Income)

                 Corporate general and administrative expenses in the first six months of 1996 increased 32.8%, or $1.1 million, over the respective prior period. This represents 4.2% of total net revenues compared to 4.4% for the same period of 1995. Payroll and payroll-related expenses represented 63.6% of the increase due primarily to the addition of support staff for the facilities and programs added in 1995.

                 Depreciation and amortization increased by $840,000 in the first six months of 1996 due primarily to purchases of facilities and equipment during 1995.

                 Net interest expense in the first six months of 1996 increased $583,000 to $287,000, compared with $296,000 net interest income in the first six months of 1995. The increase resulted primarily from the increased utilization of the credit facility for newly acquired facilities and programs.

III.     Liquidity and Capital Resources

                 For the first six months of 1996, net cash provided by operating activities was $3.4 million compared to $3.1 million for the first six months of 1995, an increase of $300,000. The increase was due primarily to a decrease in deferred income taxes and increases in depreciation and amortization and net income (adjusted for the effects of the sale of the unconsolidated affiliate) offset by a decrease in accrued income taxes and accrued expenses.

                 During the first six months of 1996, net cash used in investing activities was $3.8 million compared to $2.8 million for the first six months of 1995, an increase of $1.0 million, due primarily to decreases in advances to, dividends from, and proceeds from the sale of the unconsolidated affiliate which were substantially offset by decreases in purchases of ICF/MR facilities and other property and equipment and to an increase in deferred start-up costs.

                 For the first six months of 1996, net cash used in financing activities was $31,000 compared to $3.4 million net cash provided by financing activities for the first six months of 1995. The decrease of $3.4 million was due primarily to repayment of long-term debt offset by proceeds from exercises of stock options.

                 As of June 30, 1996, the Company had $22.4 million available on its line-of-credit and $6.8 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $5.8 million issued primarily in connection with workers' compensation insurance and certain facility leases.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

           The Company is a party to litigation in Indiana in which the state's methodology for calculating reimbursement is being contested as well as to a lawsuit to enforce provisions in leases on four large ICFs/MR. In Texas, the Company has filed a lawsuit contesting an action by the state with respect to eight group homes. These proceedings are discussed above in Item 2 of Part I.

         The Company is a party to various other legal proceedings that arise in the normal course of business. The Company believes that many of such lawsuits are without merit. Further, such claims are generally covered by insurance. The Company does not believe the results of such litigation will have a material adverse effect on its financial position.

Item 2.  Changes in Securities

                 None.

Item 3.  Defaults Upon Senior Securities

                 Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The regular annual meeting of stockholders of Res-Care, Inc. was held in Louisville, Kentucky on May 14, 1996. Represented at the meeting, either in person or by proxy, were 5,177,136 voting shares out of a total of 6,278,839 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

           (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement.

           (c) Two proposals were submitted to a vote of stockholders as follows:

                 1. The stockholders approved the election of the following persons as directors of the Company:

                    NAME                         FOR                  WITHHELD
                    ----                         ---                  --------
              James R. Fornear                5,165,002                12,134
              Ronald G. Geary                 5,165,002                12,134
              E. Halsey Sandford              5,164,902                12,234
              Spiro B. Mitsos                 5,165,002                12,134
              Seymour L. Bryson               5,164,902                12,234
              W. Bruce Lunsford               5,163,387                13,749

                      There were no votes against, abstentions or broker non-votes with respect to the election of any nominee named above.

                 2. To approve the proposal to ratify the selection of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996:

                              Votes for Proposal                  5,174,397
                              Votes Against Proposal                  1,056
                              Votes Abstaining                        1,683
                              Broker non-votes                            0

Item 5.  Other Information

           In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10Q the following cautionary statements that are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements concerning the Company made by or on behalf of the Company, whether contained herein or elsewhere.

           The Company's growth in revenues and earnings per share has been directly related to a considerable increase in the number of individuals served in its MR/DD and training services divisions. This growth is largely dependent upon development-driven activities including the acquisitions of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or to assume management of facilities previously operated by governmental agencies or non-profit organizations, and the extension or renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

     Changes in the Company's future revenues are significantly dependent upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts to provide services to the consumer bases it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing service contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and other assets as a means of increasing the number of consumers served, and changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects could also adversely affect the timing and/or viability of future development activities.

     The Company's MR/DD revenues are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations, such as those recently encountered by the Company, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

     The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs and the availability and utilization of its labor force and thus may be affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, the Company's effectiveness in managing its direct care staff, and changes in consumer services models in the MR/DD and youth services field (e.g., trends toward supported living and managed care).

     Additionally, the Company's continued expansion of its MR/DD and youth services sectors, and its ability to expand into providing services to other populations requiring the Company's specialized services, are dependent upon continuation of trends toward downsizing, privatization, and consolidation, the Company's ability to tailor its services to meet the specific needs of these different populations and its success in operating in a changing environment of managed care and block grants. The continuation of such trends and the nature of its operating environment are subject to a variety of political, economic, social, and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and changes in response to pressures brought by advocacy groups and the courts to improve service. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility and ultimately its revenues and profitability.

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   Exhibit 27-Financial Data Schedule

              (b)  Reports on Form 8-K:

                   On May 24, 1996, the Company filed a report on Form 8-K to report the declaration at the Company's annual meeting of stockholders of a 3-for-2 stock split.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RES-CARE, INC.
Registrant




Date:        August 13, 1996                  By:   S/T RONALD G. GEARY
     ---------------------------------            -----------------------------
                                                  Ronald G. Geary
                                                  President and Chief Executive
                                                  Officer




Date:        August 13, 1996                  By:   S/T T. DOUGLAS WEBB
     ---------------------------------            -----------------------------
                                                  T. Douglas Webb
                                                  Vice President of
                                                  Finance/Administration