Form 10-Q
period 1996-09-30
RES CARE INC /KY/
filed 1996-11-14
CIK 776325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996.

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

Yes    X       No
     ----        ----

The number of shares outstanding of the Registrant's common stock, no par value, on September 30, 1996 was 9,522,248.

                                 RES-CARE, INC.
                                      INDEX

PART I.        FINANCIAL INFORMATION                                       Page
                                                                          Number
Item 1.        Condensed Consolidated Financial Statements
               (Unaudited)                                                  3

               Condensed Consolidated Balance Sheets at September 30,
               1996 and December 31, 1995                                   3

               Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 and the nine months
               ended September 30, 1996 and 1995                            4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1996 and 1995                5

               Notes to Condensed Consolidated Financial Statements --
               September 30, 1996                                           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7

PART II.                    OTHER INFORMATION

Item 1.        Legal Proceedings                                           14

Item 2.        Changes in Securities                                       14

Item 3.        Defaults Upon Senior Securities                             14

Item 4.        Submission of Matters to a Vote of Security Holders         14

Item 5.        Other Information                                           14

Item 6.        Exhibits and Reports on Form 8-K                            16

               Signatures                                                  17

PART I FINANCIAL INFORMATION
ITEM I
RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            SEPTEMBER 30  DECEMBER 31
                                                                1996          1995
                                                            ------------  ------------
                                                             (UNAUDITED)     (NOTE)
                                                                   (in thousands)
Assets:
------
Current assets:
      Cash and cash equivalents                               $  6,820      $ 7,253
      Accounts and notes receivable, less allowance
         for contractual adjustments of $2,090 in
         1996 and $1,911 in 1995                                30,713       25,281
      Inventories                                                  585          468
      Deferred income taxes                                      2,341        2,313
      Other current assets                                       1,704        1,162
                                                              --------      -------
            Total current assets                                42,163       36,477

Property and equipment, less accumulated
   depreciation of $6,533 in 1996 and
   $4,851 in 1995                                               38,035       32,815
Deferred start-up cost less accumulated
   amortization of $2,929 in 1996 and
   $2,988 in 1995                                                3,042        1,605
Excess of acquisition cost over net assets acquired,
    less accumulated amortization of $490 in 1996
    and $213 in 1995                                            12,789        8,521
Licenses cost less accumulated amortization of
    $132 in 1996 and $53 in 1995                                 3,025        3,104
Long-term receivables and advances to managed facilities           945          963
Other assets                                                     2,505        1,008

                                                              ========      =======
            Total Assets                                      $102,504      $84,493
                                                              ========      =======

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
      Notes payable                                           $    112      $   123
      Trade accounts payable                                     4,944        4,424
      Accrued expenses                                          14,908       13,356
      Accrued income taxes                                       1,699        2,032
                                                              --------      -------
            Total current liabilities                           21,663       19,935
                                                              --------      -------

Long-term liabilities                                            1,504          429
Long-term debt                                                  24,471       17,594
Long-term deferred income taxes                                  1,141          637
                                                              --------      -------
            Total liabilities                                   48,779       38,595
                                                              --------      -------
Minority interest in equity of
       consolidated subsidiary                                      34           37
                                                              --------      -------
Shareholders' equity:
      Preferred shares, no par value, authorized
         1,000 shares, no shares issued
         or outstanding                                           --           --
      Common stock, no par value, authorized
         20,000 shares, issued 13,837
         shares in 1996 and 1995                                15,535       15,535
      Additional paid in capital                                 3,907        2,316
      Retained earnings                                         38,547       32,427
                                                              --------      -------
                                                                57,989       50,278
      Less cost of common shares in treasury
         (4,315 shares in 1996 and 4,436
          shares in 1995)                                        4,298        4,417
                                                              --------      -------
            Total shareholders' equity                          53,691       45,861
                                                              --------      -------
            Total liabilities and shareholders' equity        $102,504      $84,493
                                                              ========      =======

See notes to condensed consolidated financial statements
Note: The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited balance sheet at that date.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)
                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30                        September 30
                                                        ------------------------------       -------------------------------
                                                          1996                 1995              1996               1995
                                                        ------------       -----------       ------------       ------------
Net revenues                                            $     54,919       $    46,096       $    160,292       $   122,769

Operating expenses:

      Facility and program expense                            47,595            40,562            140,436           108,480
      Corporate general and administrative                     2,346             1,665              6,784             5,006
      Depreciation and amortization                              944               662              2,534             1,412
      Compensation-stock options                                --                   7                  4                20
                                                        ------------       -----------       ------------       -----------
            Total operating expenses                          50,885            42,896            149,758           114,918

Operating income                                               4,034             3,200             10,534             7,851

Other expenses (income):
      (Gain) loss from sale of assets                             (1)                4                (10)               (2)
      Interest expense                                           351                76                854               280
      Interest income                                           (102)             (173)              (318)             (673)
                                                        ------------       -----------       ------------       -----------
            Total other expenses (income), net                   248               (93)               526              (395)

Minority Interest in (income) Loss of
       consolidated subsidiary                                   (18)             --                    3              --

Income from continuing operations before income tax            3,768             3,293             10,011             8,246
      Income tax                                               1,469             1,310              3,891             3,294
                                                        ------------       -----------       ------------       -----------
            Income from continuing operations                  2,299             1,983              6,120             4,952

Discontinued operations:
      Income  from operations of unconsolidated
          affiliate sold, net of applicable income
          tax expense                                           --                --                 --                 428
      Gain from sale of unconsolidated affiliate sold,
           net of applicable income tax of $6,270               --                --                 --               8,904
                                                        ------------       -----------       ------------       -----------
Net income                                              $      2,299       $     1,983       $      6,120       $    14,284
                                                        ============       ===========       ============       ===========
Income data:
      Income from continuing operations per share       $       0.23       $      0.20       $       0.61       $      0.51
      Income from discontinued operations per share             0.00              0.00               0.00              0.04
      Gain from sale of discontinued operation
           per share                                            --                --                  --               0.92
      Net income per share                              $       0.23       $      0.20       $       0.61       $      1.47
      Weighted average shares used in per share
          calculation                                     10,091,486         9,679,962         10,023,756         9,681,390
                                                        ============       ===========       ============        ==========


See notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    -----------------------
                                                                                      1996           1995
                                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  6,120       $ 14,284
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                2,534          1,412
          Provision for contractual adjustments                                          600            453
          Deferred income taxes - net                                                    476           (733)
          Provision for compensation - stock options                                       4             20
          Income from operations of unconsolidated affiliate sold                          0           (428)
          Gain from sale of unconsolidated affiliate, net of applicable income
               tax expense of $6,270                                                       0         (8,904)
          Gain from sale of assets                                                       (10)            (2)
          Payments under noncompetition covenants                                       (200)           (50)
          Loss applicable to minority interest of consolidated subsidiary                 (2)             0

     Changes in operating assets and liabilities
          Increase  in accounts and notes  receivable                                 (6,042)        (9,666)
          (Increase) decrease  in inventories                                           (112)             8
          Increase  in other current assets                                             (410)          (468)
          Increase  in other  assets                                                     (89)          (247)
          Increase  in trade accounts payable                                            520            612
          Increase  in accrued expenses                                                1,227          4,241
          (Decrease) increase in accrued income taxes                                   (333)         1,444
                                                                                    --------       --------
               Net cash provided by operating activities                               4,283          1,976
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease  in advances to unconsolidated affiliate sold                                0            586
     Dividend from unconsolidated affiliate sold                                           0          3,024
     Proceeds from sale of unconsolidated affiliate, net of cost of $932                   0         16,535
     Payment of income taxes associated with the gain from sale
           of unconsolidated affiliate                                                     0         (6,270)
     Proceeds from sale of assets                                                          0              2
     Purchase of property and equipment                                               (4,015)        (7,952)
     Acquisitions of businesses                                                       (7,447)       (16,381)
     Payments received on notes from sale of assets                                       29             29
     Deferred start-up costs                                                          (1,702)          (934)
     Increase in goodwill                                                               (184)             0
     Decrease (increase) in other assets                                                  31           (299)
                                                                                    --------       --------
               Net cash used in investing activities                                 (13,288)       (11,660)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of note payable                                                             0            (78)
     Long-term debt borrowings                                                         6,866          8,035
     Purchase of treasury stock                                                           (1)             0
     Proceeds  from exercise of stock options                                          1,228            154
     Tax benefit related to employee stock options                                       479              0
                                                                                    --------       --------
               Net cash provided by financing activities                               8,572          8,111
                                                                                    --------       --------

Decrease  in cash and cash equivalents                                                  (433)        (1,573)

Cash and cash equivalents at beginning of period                                       7,253         10,287
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $  6,820       $  8,714
                                                                                    ========       ========

See notes to condensed consolidated financial statements.

                                 Res-Care, Inc.
              Notes to Condensed Consolidated Financial Statements

NOTE 1.           Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders, which are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.           Long-term Debt

                  As of September 30, 1996, the Company had a line-of-credit agreement with its banks, PNC Bank, Kentucky, Inc., National City Bank, Louisville, Kentucky, and Suntrust Bank, Nashville, N.A., which is subject to a maximum borrowing of $35 million including provisions for letters of credit. As of September 30, 1996, letters of credit in the amount of $5.9 million were outstanding against the line of credit. Under terms of the agreement, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the line of credit. Uncleared checks in the amount of $2.8 million were outstanding at September 30, 1996 and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, ratio of total-funded debt to net worth and debt service coverage. The Company was in compliance with all covenants as of September 30, 1996. In addition to the $35 million line-of-credit, the Company has a separate $4 million term loan from the banks which is due April 30, 1999.

NOTE 3.           Share and Per Share Information

                  All references in the accompanying financial statements to the number of common shares and per share amounts for 1995 have been restated to reflect the 3-for-2 stock split effective June 4, 1996.

ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

I.       Results of Operations

         Three Months Ended September 30, 1996 compared to September 30, 1995

         Revenues

                  Total net revenues for the third quarter of 1996 increased by 19.1%, or $8.8 million, to $54.9 million compared to $46.1 million for the third quarter of 1995. Of the increase, 64.3% was a result of revenue growth in the Division for Persons with Disabilities.

                  Division for Persons with Disabilities. For the third quarter of 1996, net revenues increased by 14.8%, or $5.7 million, to $44.0 million compared to $38.3 million during the third quarter of 1995, primarily as a result of acquisitions and development of new facilities, group homes and supported living programs. Revenues also increased due to reimbursement for general cost-of-living increases in staff and other expenses in prior periods. Average revenue per census day increased to $114.99 in the third quarter of 1996 compared to $109.40 for the same period of 1995, an increase of 5.1%. Facility occupancy rates for the third quarter of 1996 of 97.4% remained virtually the same compared to 97.6% for the third quarter of 1995.

                  On July 1, 1996, the Company acquired the MR/DD business of ADEPT Corporation serving approximately 135 individuals in group homes and supported living settings in the Indianapolis, Indiana area. In October 1996, the Company acquired a leased 81-bed ICF/MR facility and a supported living program serving approximately 24 individuals located in Kansas, a supported living program located in northern Ohio serving approximately 36 consumers and a day services program serving approximately 80 consumers in the Dallas - Ft. Worth, Texas area. These acquisitions are expected to generate a total of approximately $10.7 million in annualized revenues.

                  The Company is a party to legal proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, in July 1995, the Company and other providers were notified of reimbursement rates issued retroactive to July 1, 1994 which were lower than the Company and certain other providers projected based on a settlement that had been reached with the State concerning the rate-setting methodology for large ICF/MR facilities. The Company and another provider filed a lawsuit and an agreement was reached with the State under which the implementation of the new rate structure was delayed until March 1, 1996. A preliminary injunction was denied and testimony in the trial on the merits was concluded in August 1996. There has been no decision in the case. If the State is ultimately successful on all issues it could result in a reduction of net revenues to the Company of approximately $1.3 million for the twenty-seven months ended

September 30, 1996. Any reduction would be recorded against the Company's allowance for contractual adjustments and/or net revenues, as appropriate, in the period in which the issues are resolved. Based on the outcome of the preliminary injunction proceedings, the Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial position will not be material.

                  In January 1995, the Company filed an action for declaratory judgment against the landlord of four of the Company's large facilities in Indiana to enforce a provision in the leases for such facilities to the effect that the parties would renegotiate the terms of the leases if any change in the Medicaid program becomes effective or is implemented such that reimbursement is reduced to the extent that the economic feasibility of the lease is materially and adversely affected. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation and the Company is unable at this time to determine whether it will ultimately prevail in the matter. The Company subleased three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired on July 31, 1996, and the parties have entered into a new nine-month lease, on essentially the same terms and conditions as the previous sublease, which will expire on April 30, 1997. These three facilities account for approximately $6 million in annual revenues. As a result of these matters, the Company may be compelled or may elect ultimately to reduce certain of its facility-based operations in Indiana.

                  In September 1994, after the Company had agreed to acquire a block of eight group homes in Texas, the State of Texas unexpectedly imposed, as a condition of the licensure of those homes, certain performance criteria for all of the Company's operations in the state. These conditions were not fully met and the State notified the Company that it must dispose of the eight homes by October 1, 1995. The Company filed a lawsuit contesting this decision and a temporary injunction hearing was postponed pending settlement negotiations. A settlement agreement was signed on November 13, 1996 pursuant to which the matter was resolved to the Company's satisfaction. The Company will continue to own and operate the eight homes.

                  The Kentucky Department of Medicaid Services ("Kentucky") has notified the provider of record of a large ICF/MR managed by the Company of certain adjustments to the facility cost report for the 1991 fiscal year as a result of the completion of its audit for that year. Kentucky has also audited the facility for fiscal years 1992 through 1995, but has not yet issued its audit report with respect to these years. The Company and the provider believe that Kentucky does not have the legal and factual basis for these modifications and thus, since receipt of the notification in August 1995, have engaged in various administrative and other efforts with Kentucky to have the proposed adjustments withdrawn. To date, the parties have been unable to resolve the matter. The provider and the Company have recently determined to bring a declaratory judgment action against Kentucky in which they will seek a judicial determination concerning the adjustments and have notified the State of their intentions to institute litigation. The provider and the Company, on the opinion of their respective counsel for this matter, believe that there is a significant likelihood that they will ultimately prevail on the merits of their argument that the improper legal standards have been applied in the adjustments. The Company believes that, upon application of the appropriate legal standards, the ultimate net effect of the adjustments on the results of its operations, cash flow or financial position will not be material. However, if Kentucky ultimately prevails in the litigation and requires similar adjustments for the subsequent years (fiscal years 1992 through 1995), up to $3.4 million of the provider's costs in the aggregate could be disallowed. The Company is unable at this time to determine the effect on the Company if the State should prevail.

                  In May 1996, legislation was passed in Florida that would significantly reduce rates effective September 1, 1996 to the operations that the Company manages in that state. Both individual consumers and a trade association filed motions in pre-existing lawsuits to stop implementation of the new rates. A preliminary injunction has been granted in one of the actions which requires the State to continue full funding of ICF/DD services pending approval of an alternate plan by the Health Care Finance Administration. In Tennessee, new regulations were scheduled to take effect October 1, 1996, which would reduce certain allowable costs to providers which could affect the management fees of the Company under its management contracts with non-profit providers for group homes. These regulations have been stayed pending discussions between the State and the providers and managers which are expected to result in regulations more favorable to the providers and managers. The Company is unable, at this time, to determine the extent of the effect any such regulations will have on revenues and profit contributions.

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

                  Division for Youth Services. The Division for Youth Services formerly the Training Services Division, encompasses the Company's juvenile treatment programs provided through its Youthtrack, Inc. subsidiary and the services to at-risk youth provided through its management of federal Job Corps centers. For the third quarter of 1996, net revenues increased by 40.6%, or $3.1 million, to $10.9 million compared to $7.8 million for the third quarter of 1995 primarily as a result of the contract to operate the Edison Job Corps Center in Edison, New Jersey effective November 1, 1995 and the contract awarded to Youthtrack by the state of Colorado to operate an 80-bed juvenile orientation program for newly committed delinquent males effective July 1, 1996. In addition, on September 1, 1996, Youthtrack acquired the operating assets of Community Learning Centers, Inc. which serves approximately 265 juveniles in six residential treatment centers, four medium secure detention centers, and related programs in Colorado. Revenues were also affected by normal inflationary increases. Effective October 1, 1996, the Company was awarded the new $12.8 million contract to continue operating the South Bronx Job Corps Center for two years with three one-year renewal options. As expected, the Company was not awarded the new contract for the Job Corps Center in Crystal Springs, Mississippi. The prior contract terminated July 31, 1996.

         Facility and Program Expenses

                  Facility and program expenses in the third quarter of 1996 increased 17.3%, or $7.0 million, compared to the third quarter of 1995. Payroll and payroll-related expenses represented $5.5 million, or 78.6%, of the increase. The increase was primarily due to costs associated with the additional facilities and programs in the Division for Persons with Disabilities and the Division for Youth Services. Facility and program expenses in the third quarter of 1996 decreased as a percentage of total net revenues to 86.7% from 88.0% for the same period of 1995.

                  Divisions for Persons with Disabilities. Facility and program expenses in the third quarter of 1996 increased 12.8%, or $4.3 million, to $38.0 million compared to $33.7 million during the third quarter of 1995. Payroll and payroll-related expenses represented 90.4% of the increase due primarily to the additional personnel, as well as other costs, associated with the additional facilities and programs that were operational in the third quarter of 1996 as compared to 1995. As a percentage of net revenues for the Division for Persons with Disabilities, facility and program expenses in the third quarter 1996 decreased to 86.4% from 88.0% for the same period of 1995.

                  Division for Youth Services. Facility expenses in the third quarter of 1996 increased 39.61%, or $2.7 million, to $9.6 million compared to $6.9 million during the third quarter of 1995. The increase in facility expenses was primarily related to the new Edison Job Corps Center, and the Youthtrack Colorado contract and acquisition. As a percentage of net revenues for the Division for Youth Services, facility expenses decreased to 87.6% in the third quarter of 1996 from 88.2% for the third quarter of 1995, due primarily to new subcontracts at the Gateway Job Corps Center in New York and to the new Youthtrack operations.

         Operating and Other Expenses (Income)

                  Corporate general and administrative expenses increased 40.9% in the third quarter of 1996 compared to the third quarter of 1995. This represents 4.3% of total net revenues compared to 3.6% for the respective prior period. Payroll and payroll-related expenses represented 24% of the increase due primarily to annual merit increase and to establishing a regional structure to accommodate future growth. Professional services relating to the Miami Job Corps contract, legal fees and costs related to the new office building also contributed to the increase.

                  Depreciation and amortization increased by $282,000 in the third quarter of 1996 primarily due to purchases of facilities and equipment during the past twelve months.

                  Net interest expense in the third quarter of 1996 increased $346,000 to $249,000 compared to the third quarter of 1995. The increase resulted primarily from increased utilization of the credit facility for acquisitions and development.

II.      Results of Operation

         Nine Months Ended September 30, 1996 Compared to September 30, 1995

         Revenues

                  Total net revenues for the first nine months of 1996 increased by 30.6%, or $37.5 million, to $160.3 million compared to the first nine months of 1995. Of the increase, 77.0% was a result of revenue growth in the Division for Persons with Disabilities.

                  Divisions for Persons with Disabilities. For the first nine months of 1996, net revenues increased by 28.9%, or $28.9 million, to $128.9 million compared to $100.0 million during the first nine months of 1995. Increased revenues resulted primarily from the acquisitions and development of new facilities, group homes and supported living programs and reimbursement for general cost-of-living increases in staff and other facility and program expenses. Average revenue per census day increased to $113.97 in the first nine months of 1996 compared to $109.71 in the first nine months of 1995, an increase of 3.9%, due primarily to the recognition of a retroactive provider tax adjustment in Indiana and to rate increases in Louisiana and California. Facility occupancy rates for the first nine months of 1996 were 96.4% compared to 95.7% for the first nine months of 1995.

                  Division for Youth Services. Revenues for the first nine months of 1996 increased by 37.8%, or $8.6 million, to $31.4 million compared to $22.8 million during the first nine months of 1995. This increase was primarily a result of the Edison Job Corps Center, related cost-funding revenues which are a direct pass through of funds for reimbursement of capital expenditures made on behalf of the Department of Labor and the Youthtrack contract and acquisition. An inflationary increase in reimbursable operating and administrative expenses also contributed to the increase.

         Facility and Program Expenses

                  Facility and program expenses in the first nine months of 1996 increased 29.5%, or $32.0 million, compared to the first nine months of 1995. Of this increase, $21.9 million, or 68.5%, was due to payroll and payroll related expenses. These expenses reflected additional personnel, as well as other costs associated with the new facilities and programs in the Division for Persons with Disabilities, the Edison Job Corps Center and the new Youthtrack programs. Facility and program expenses in the first nine months of 1996 decreased as a percentage of total revenues to 87.6% from 88.4% for the same period of 1995.

                  Division for Persons with Disabilities. Facility and program expenses in the first nine months of 1996 increased 27.1%, or $24.0 million, to $112.5 million compared to $88.5 million during the first nine months of 1995. Payroll and payroll-related expenses represented 73.8% of the increase due primarily to the new facilities and programs that became fully operational in the first nine months of 1996. As a percentage of net revenues for the Division for Persons with Disabilities, facility and program expenses in the first nine months of 1996 decreased to 87.3% from 88.5% for the same period of 1995. This decrease is primarily due to improved operations in California and the Texas group homes and the increase in occupancy levels.

                  Division for Youth Services. Facility expenses in the first nine months of 1996 increased 39.5%, or $7.9 million, to $27.9 million compared to $20.0 million during the first nine months of 1995. As a percentage of net revenues for the Division for Youth Services, facility expenses increased to 88.8% in the first nine months of 1996 from 87.6% for the first nine months of 1995, due primarily to costs associated with the newly formed Youthtrack corporation and related cost-funding expenses which are a direct pass through of capital expenditures purchases for the Department of Labor.

         Operating and Other Expenses (Income)

                  Corporate general and administrative expenses in the first nine months of 1996 increased 35.5%, or $1.8 million, over the respective prior period. This represents 4.2% of total net revenue compared to 4.1% for the same period of 1995. Payroll and payroll-related expenses represented 38.0% of the increase due primarily to the addition of support staff for new facilities and programs and to establishing a regional structure to accommodate future growth. Professional services relating to the Miami Job Corps contract, legal fees and costs related to the new office building also contributed to the increase.

                  Depreciation and amortization increased by $1.1 million in the first nine months of 1996 due primarily to purchases of facilities and equipment.

                  Net interest expense in the first nine months of 1996 increased $929,000 to $536,000, compared with $393,000 net interest income in the first nine months of 1995. The increase resulted primarily from the increased utilization of the credit facility for newly acquired facilities and programs.

III.     Liquidity and Capital Resources

                  For the first nine months of 1996, net cash provided by operating activities was $4.3 million compared to $2.0 million for the first nine months of 1995, an increase of $2.3 million. In the 1996 period, net cash from operating activities was generated primarily by net income and depreciation and amortization offset by an increase in accounts receivable related to the growth in the Company's business.

                  During the first nine months of 1996, net cash used in investing activities was $13.3 million compared to $11.7 million for the first nine months of 1995, an increase of $1.6 million. In the 1996 period, net cash used in investing activities was applied almost entirely to the purchase of property and equipment and acquisitions of businesses or programs.

                  For the first nine months of 1996, net cash provided by financing activities was $8.6 million compared to $8.1 million for the same period of 1995. In 1996, cash of $1.7 million was generated by the exercise of employee stock options and related income tax benefits. This enabled the Company to reduce the amount of additional long-term debt incurred to $6.9 million from $8.0 million in the 1995 period.

                  As of September 30, 1996, the Company had $14.8 million available on its line-of-credit and $6.8 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $5.9 million issued primarily in connection with workers' compensation insurance and certain facility leases. The Company is currently in negotiations with its banks to effect an increase in its line-of-credit. This is expected to be finalized in the fourth quarter of 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is frequently involved in litigation or administrative proceedings with the State regulatory authorities, principally Medicaid authorities, concerning the operations of its ICF/MR (and other) facilities. Such litigation often concerns the rates that the Company receives for operating these facilities and the allowance or disallowance of operating costs incurred by the Company. Among other matters, the Company is currently involved in litigation with the State of Indiana, is about to commence litigation against the Commonwealth of Kentucky and has settled litigation with the State of Texas. These proceedings are discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report on Form 10-Q.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            The Company has announced that its chief financial officer will be leaving the Company effective November 15, 1996, to assume a similar position with a private company in Louisville, Kentucky. The Company is conducting a search for a replacement and in the interim the Company's director of accounting services has assumed the responsibilities of the position.

            In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements that are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements concerning the Company made by or on behalf of the Company, whether contained herein or elsewhere.

            The Company's growth in revenues and earnings per share has been directly related to a considerable increase in the number of individuals served in its Division for Persons with Disabilities and its Division for Youth Services. This growth is largely dependent upon development-driven activities, including the acquisitions of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or non-profit organizations, and the extension or renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

            Changes in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts to provide services to the consumer bases it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or programs or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and other assets as a means of increasing the number of consumers served, and changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects could also adversely affect the timing and/or viability of future development activities.

            Revenues of the Company's Divisions for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations, such as those recently encountered by the Company, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

            The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs and the availability and utilization of its labor force and thus may be affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, the Company's effectiveness in managing its direct care staff, and changes in consumer services models in the MR/DD and Division for Youth Services field (e.g., trends toward supported living and managed care).

            Additionally, the Company's continued expansion of its Divisions for Persons with Disabilities and for Youth Services, and its ability to expand into providing services to other populations requiring the Company's specialized services, are dependent upon continuation of trends toward downsizing, privatization and consolidation, the Company's ability to tailor its services to meet the specific needs of these different populations, and its success in operating in a changing environment of managed care and block grants. The continuation of such trends and the nature of its operating environment are subject to a variety of political, economic, social, and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and changes in response to pressures brought by advocacy groups and the courts to improve service. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility and ultimately its revenues and profitability.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 Exhibit 27 - Financial Data Schedule.

           (b)   Reports on Form 8-K:

                 None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant




Date:                      By:      S/T RONALD G. GEARY
      --------------------     ---------------------------------------
                               Ronald G. Geary
                               President and Chief Executive Officer

Date:                      By:      S/T T. DOUGLAS WEBB
      --------------------     ---------------------------------------
                               T. Douglas Webb
                               Vice President of Finance/Administration