Form 10-K
period 1996-12-31
RES CARE INC /KY/
filed 1997-03-19
CIK 776325

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

(MARK ONE)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required) for transition period from        to
                                                             ------    ------

                        Commission File Number: 0-20372
                               ------------------

                                 RES-CARE, INC.

             (Exact name of Registrant as specified in its charter)

                  KENTUCKY                                      61-0875371
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           10140 Linn Station Road                                 40223
               Louisville, KY                                   (Zip Code)
  (Address of principal executive offices)

                                 (502) 394-2100
              (Registrant's telephone number, including area code)

                               ------------------

                                                             TITLE OF EACH CLASS
                                                             -------------------
Securities registered pursuant to                                    None
  Section 12(b) of the Act:
Securities registered pursuant to                         Common Stock, no par value
  Section 12(g) of the Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, there were 10,056,183 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 28, 1997, was approximately $114,221,222. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I
  Item 1     Business....................................................     1
  Item 2     Properties..................................................    12
  Item 3     Legal Proceedings...........................................    12
  Item 4     Submission of Matters to a Vote of Security Holders.........    13

PART II
  Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................    14
  Item 6     Selected Financial Data.....................................    15
  Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    17
  Item 8     Financial Statements and Supplementary Data.................    24
  Item 9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    42

PART III
  Item 10    Directors and Executive Officers of the Registrant..........    43
  Item 11    Executive Compensation......................................    43
  Item 12    Security Ownership of Certain Beneficial Owners and
             Management..................................................    43
  Item 13    Certain Relationships and Related Transactions..............    43

PART IV
  Item 14    Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    44

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Res-Care is a leading provider of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities and at-risk and troubled youths. The services provided by the Company have historically been provided by state and local government agencies and not-for-profit organizations. The Company's programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities ("MR/DD") and disabilities caused by acquired brain injury ("ABI"), and for youths who have severe behavioral disorders, who are from disadvantaged backgrounds or who have entered the juvenile justice system.

     At February 28, 1997, Res-Care was providing services to approximately 7,600 persons with special needs compared to approximately 3,300 persons at September 30, 1992. Res-Care currently provides services to approximately 5,000 persons with disabilities in larger facilities, group homes, personal residences or other community-based programs in 17 states and to approximately 2,600 at-risk and troubled youths in federally-funded vocational training programs and juvenile treatment programs operated for state and local agencies in seven states and Puerto Rico.

     Res-Care's growth strategy is to (i) pursue acquisitions, (ii) add programs and expand its existing programs in markets in which it currently operates and
(iii) expand into additional geographic areas in the United States. The markets for the Company's services are highly fragmented, and the Company believes that there are significant opportunities to enhance its market positions through an active acquisition program in the disabilities and at-risk and troubled youth sectors that will enable the Company to expand its operations into new geographic areas, add program offerings and establish new relationships with governmental entities. The Company intends to build upon its established relationships with governmental entities to expand its current programs and obtain contracts for additional programs in existing markets, and to develop new programs in response to societal trends and the needs of governmental agencies. The Company also intends to expand its programs to additional geographic areas which management identifies as having favorable reimbursement and operating environments. Since September 1, 1996, the Company has obtained contracts for or acquired operations of 36 facilities and programs serving approximately 800 persons with developmental and other disabilities and 20 facilities and programs serving approximately 500 at-risk and troubled youths.

SERVICES

     Disabilities Services

     Since 1978, Res-Care has provided services to persons with developmental disabilities primarily through the operation and management of group homes (generally serving six to eight individuals) and larger facilities (generally serving 40 or more individuals) that provide alternatives to placement in state institutions or traditional nursing homes or other long-term care facilities not capable of providing specialized active treatment required by these individuals. Some of Res-Care's clients have acquired brain injury, and service patterns to these individuals are similar to those for individuals with mental retardation or other developmental disabilities. Since 1992, the Company has also operated supported living programs, in which persons with disabilities reside in their own residences or apartments with outside support provided as needed. Some individuals require 24-hour staffing, while others need only drop-in services, day programs, supported employment or transportation services. Community-based settings enable persons with developmental or other disabilities to live and develop in an environment that encourages each person to achieve maximum independence and self-respect.

     The Company's programs are based predominately on individual habilitation plans designed to encourage greater independence and development of daily living skills through individualized support and training. Management believes that the breadth and quality of the Company's services and support and training programs makes the Company attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with it. As of February 28, 1997, the Company was providing services to approximately 5,000 individuals in facilities and programs in 17 states. The Company's programs are designed to offer specialized support to these individuals not generally available in larger state institutions and traditional long-term care facilities. In each of the Company's programs, services are administered by Res-Care employees and contractors, such as qualified mental retardation professionals ("QMRPs"), physicians, psychologists, therapists, social workers and other direct service staff. These services include social, functional and vocational skills training, and emotional and psychological counseling and therapy as needed for each individual.

          Social Skills Training. The Company's social skills training focuses on problem solving, anger management and adaptive skills to allow individuals with disabilities to interact with others in the residential setting and in the community. Emphasis is placed on contact with the community at large as appropriate for each individual. The desired outcome is to enable each to participate in home, family and community life as fully as possible.

          Many individuals with developmental and other disabilities require behavioral intervention services. The Company provides these services through psychiatrists, psychologists and behavioral specialists, some of whom serve as consultants on a contract basis. All operations utilize a non-aversive approach to behavior management which has been pioneered by the Company and which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Behavior management techniques are employed by the interdisciplinary team and direct service staff rather than psychotropic medications to modify behavior, the goal being to minimize the use of medications whenever possible. When necessary, medications are handled in strict compliance with federal regulations.

          Functional Skills Training. The Company's functional skills training program encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation plans may focus on basic skills training in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

          Vocational Skills Training and Day Programs. The Company provides extensive vocational training or specialized day programs for all individuals served. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as part of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. The Company operates such programs and also contracts for this service with outside providers. The Company's philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. Clients served by specialized day programs may be older or have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

          Counseling and Therapy Programs. The Company's counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with MR/DD or ABI. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies. Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of the individual.

     At each of its operations, the Company provides comprehensive individualized support and training programs that encourage greater independence and the development of personal and vocational skills commensurate with the particular individual's capabilities. As the individual progresses, new programs are created to encourage greater independence and self-respect, and the development of additional personal or vocational skills.

     Youth Services

       Since 1976, the Company has been operating programs for disadvantaged youths through the federal Job Corps program administered by the United States Department of Labor ("DOL"), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults. In December 1995, the Company began a strategic initiative to expand its Division for Youth Services and develop services that is designed to address the specific needs of at-risk and troubled youths to enable each youth to be transitioned back into the community. The youths targeted to be served through the strategic initiative range from pre-adjudicated and adjudicated youths who have entered the juvenile justice system to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or another developmental disability. Programs offered for troubled youths include secure and staff-secure detention programs, boot camps, long-term treatment programs, secure transportation, tracker/mentor programs, AWOL apprehension, proctor parent programs, day treatment programs and monitoring, transition and after-care programs. At-risk youth programs include therapeutic residential programs, non-residential educational programs and the operation of an alternative school. Over time, the Company expects to continue to expand the services provided by the Company to these youths.

     The Company's programs include a variety of educational and vocational training programs and comprehensive programs for behavior change, including individual, group and family counseling and training in social and independent living skills. These programs emphasize self-esteem, academic enhancement, empathy development, critical thinking and problem solving, anger management and coping strategies, substance abuse treatment and relapse prevention. Programs are designed to increase self-control and effective problem-solving; to teach youths how to understand and consider other people's values, behaviors and feelings; to show youths how to recognize how their behavior affects other people and why others respond to them as they do; and to enable them to develop alternative, responsible, interpersonal behaviors. Although certain youths in the Company's programs require both drug therapy and treatment for use or abuse of drugs, the Company's goal is to minimize or eliminate the use of medication whenever possible. When appropriate, medication is prescribed by independent physicians and may be administered by Company personnel. Management believes that the breadth of the Company's services and its history of working with youths make the Company attractive to local, state and federal governmental agencies.

     As an integral part of its youth services program, Res-Care operates seven Job Corps centers with a contracted capacity of 2,095 persons. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive conditions. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

OPERATIONS

     Disabilities Services

     Division for Persons with Disabilities ("DPD") operations are under the direct supervision of the Company's Executive Vice President, Operations, Division for Persons with Disabilities, who is responsible for six geographic regions, each headed by a Vice President, and two Vice Presidents responsible for ABI operations nationally. Each Vice President supervises the senior administrators and/or administrators responsible for the various MR/DD or ABI facilities and programs under his or her control. In general, each cluster of group homes, supported living program and larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual's goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

     The Company's direct service staff have the most frequent contact with, and generally are recruited from, the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training, and continuing education.

     The provision of disabilities services is subject to complex and substantial state and federal regulation and the Company strives to ensure that its internal controls and reporting systems comply with Medicaid reimbursement and other program requirements, policies and guidelines. The Company designs and implements programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Management and personnel resources are devoted to keeping abreast of new laws, regulations and policy directives affecting the quality of or reimbursement for such services. In addition, the Company believes it has developed expertise in accurately predicting eligibility for Medicaid and other benefits and in processing reimbursement claims. The Company's billing system is centralized and able to take advantage of expedited payment procedures, such as electronic billing, that may be available.

     The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various operations. Each operation conducts its own quality assurance program, the Periodic Service Review ("PSR"), which is reviewed by the responsible Vice President, Operations. Results from the PSRs are reviewed on a quarterly basis with the Executive Vice President, Operations, Division for Persons with Disabilities. Management and operational goals and objectives are established for each facility and program, as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provides management with relevant and timely information on the operations of each facility. Survey results from government agencies for each operation are recorded in a database and quarterly summary reports are reviewed by senior management. The Company believes the PSR system is a vital management tool to evaluate the quality of its programs, and has been useful as a marketing tool to promote the Company's programs, since it provides more meaningful and significant data than is usually provided by routine monitoring by government agencies.

     Youth Services

        At-Risk and Troubled Youths. The Company's programs are designed to provide consistent, high quality and cost-effective education and treatment to address the needs of the various segments of the at-risk and troubled youths population. The Company generally is responsible for the overall operation of its facilities and programs, including management, general administration, staff recruitment and security and supervision of the youth in their programs. Youthtrack Inc. ("Youthtrack") operations are under the direct supervision of its President, and Alternative Youth Services, Inc. ("AYS") operations are under the direct supervision of the Company's Vice President, Alternative Youth Services.

     The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with business and financial experience. The Company believes that its recruitment, selection and training programs generate sufficient personnel capable of implementing the Company's systems and procedures as it expands this segment of its business. The Company's staff includes teachers, counselors, mental health professionals, juvenile justice administrators and licensed clinicians.

     The Company's internal training policies require its teachers, counselors, security and other direct service staff to complete extensive training. Core training includes courses in the major Company program components such as behavior change education, positive peer culture, nonviolent crisis intervention, discipline and limit-setting, anger management and social skills training. Continuing education also is required for all staff. The Company demonstrates its commitment to its employees' professional development by offering classes and training programs, as well as tuition reimbursement benefits.

     The Company has also implemented its PSR system at the majority of its youth services programs and expects to complete implementation at the Company's remaining programs during fiscal 1997.

     The Company recognizes that, in the operation of programs for at-risk and troubled youths, a primary mission is to protect the safety of the community within a facility, as well as the neighboring community. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

        Job Corps Centers. The Company's Job Corps centers are operated under contract with the DOL which provides the physical plant and equipment. The Company is directly responsible for the management, staffing and administration of Job Corps centers. Each center is managed by a center director, who reports to the Vice President, Job Corps, who in turn reports to the Company's Chief Executive Officer.

     A typical Res-Care Job Corps operation consists of a three tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

     A performance standards report for each center, issued by the DOL monthly, measures and assigns ratings to three primary categories of performance: (i) placement of graduates, (ii) education results, as measured by GED achievement and reading and math gains and (iii) the number of students completing a prescribed vocational curriculum to make a student job-ready. These are then combined into an overall performance rating. The ratings are derived from a comparison of the operator's performance results against predetermined standards in each category. All 110 centers are ranked against each other in these categories. Performance standards reports are reviewed by center directors and the Vice President, Job Corps, and acted upon as appropriate to address areas where improvement is needed. At February 28, 1997, the ratings of all of the centers operated by the Company exceeded the national standard established by the DOL for Job Corps centers and only one of the centers operated by the Company was ranked in the bottom quartile in the ranking of all Job Corps centers.

FACILITIES AND PROGRAMS

     The tables below set forth information as of February 28, 1997 regarding the Company's disabilities services and youth services, respectively:

                     DIVISION FOR PERSONS WITH DISABILITIES

                                                                                           INITIAL
                                                   CONTRACT             OPERATING         OPERATION
     STATE              TYPES OF PROGRAMS         CAPACITY(1)         ARRANGEMENTS        IN STATE
     -----              -----------------         -----------         ------------        ---------
California......  Larger Facilities, Group             639        Provider of Record        1995
                  Homes, Day Programs
Colorado........  Larger Facility, Supported           164        Provider of Record        1992
                  Living
Florida.........  Larger Facilities, Group             350        Provider of Record,       1983
                  Homes, ABI                                      Management Contract
Illinois........  Larger Facilities, ABI               133        Provider of Record        1995
Indiana.........  Larger Facilities, Group             840        Provider of Record        1983
                  Homes, Child Care Facility,
                  Supported Living
Kansas..........  Larger Facilities, Supported         274        Provider of Record        1995
                  Living
Kentucky........  Larger Facilities, Group             570        Provider of Record,       1978
                  Home, Supported Living, Day                     Management Contract
                  Program
Louisiana.......  Group Homes                          132        Provider of Record        1984
Missouri........  ABI                                   39        Provider of Record        1997
Nebraska........  Group Homes, Supported               348        Provider of Record        1992
                  Living, Day Program
New Mexico......  Supported Living                     173        Provider of Record        1994
Ohio............  Larger Facility, Group Homes,        133        Provider of Record        1995
                  Supported Living, Respite
                  Program
Oklahoma........  Supported Living                     145        Provider of Record        1995
Tennessee.......  Group Homes, Supported Living        281        Provider of Record,       1993
                                                                  Management Contract
Texas...........  Larger Facilities, Group             708        Provider of Record        1993
                  Homes, Day Program
West Virginia...  Larger Facility, Group Homes         303        Management Contract       1987
                                                     -----
     Total......                                     5,232

---------------

(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and in all other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.

                          DIVISION FOR YOUTH SERVICES

                                                                                    INITIAL
                                                                      CONTRACT     OPERATION
          STATE                       TYPES OF PROGRAMS              CAPACITY(1)   IN STATE
          -----                       -----------------              -----------   ---------
Colorado.................  Residential, Non-Residential, Secure,          467        1996
                           Medium Secure, Proctor Parent, Day
                           Treatment, Apartment Living
Florida..................  Job Corps                                      300        1983
Georgia..................  Residential, Alternative School                 60        1997
Kentucky.................  Residential                                     48        1997
Mississippi..............  Job Corps                                      280        1978
New Jersey...............  Job Corps                                      530        1995
New York.................  Job Corps                                      250        1986
Puerto Rico..............  Job Corps                                      735        1990
                                                                        -----
     Total...............                                               2,670

---------------

(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and in all other cases, the number of persons covered by the applicable contract.

CONTRACTS

     State Contracts. Contracts for participation as a provider of services in the Medicaid programs are regulated by federal and state agencies. Although the contracts have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if the Company has complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, the Company contractually obligates itself to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under the Medicaid Assistance Program, Title XIX of the Social Security Act and pertinent state medical assistance programs. Pursuant to provider agreements, the Company agrees to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of the Company, as well as comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and are typically based on a flat-rate or cost-based reimbursement system on a per person, per diem basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Contracts for the Company's youth services programs, excluding Job Corps, are regulated by state and local governmental entities. Contracts generally have one year terms, subject to annual renewal, or cover individuals for specific terms. The contract rate is also accepted as payment in full for services rendered.

     Management Contracts. Management contracts with states, local agencies or other providers of record typically call for the Company to manage the day-to-day operations of facilities or programs. Many of these contracts are short-term (generally a year in duration) and are subject to renewal or renegotiation provided that program standards and regulatory requirements are met. Depending upon the state's reimbursement policies and practices, management contracts provide fees to the Company computed on the basis of a fixed fee per individual (which may include some form of incentive payment), a percentage of operating expenses (so-called cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. The provider of record is generally paid a net operating income (facility gross revenues minus lease payment, facility operating expenses and the Company's management fee), some specified minimum amount or a fixed amount. Historically, the Company's Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated. The Company believes its experience in this regard is consistent with the overall experience of other operators in the disabilities services business.

     Job Corps Contracts. Contracts for Job Corps centers are awarded pursuant to a rigorous bid process. After successfully bidding, the Company operates the Job Corps centers under comprehensive contracts negotiated with the DOL. Under Job Corps contracts, the Company is reimbursed for all facility and program costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expense.

     The contracts cover a five-year period, consisting of an initial two-year term with three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of (i) the performance of the center as compared to its budget, (ii) compliance with federal, state and local regulations, (iii) qualitative assessments of center life, education, outreach efforts and placement record and
(iv) the overall rating received by the center. Shortly prior to the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is rebid, regardless of the operator's performance. The current operator may participate in the rebid process. In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the rebidding process. It is the Company's experience that there is usually an inverse correlation between the performance ratings of the current operator and the number of competitors who will participate in the rebidding process, with relatively fewer competitors expected where such performance ratings are high.

     The Company is currently operating seven Job Corps Centers in Gulfport, Mississippi; South Bronx, New York; Miami, Florida; Edison, New Jersey; and Puerto Rico(3). The five-year period covered by the Company's Job Corps contracts generally expire in 2000, although the Gulfport and the South Bronx contracts expire in 1997 and 2001, respectively. The Company intends to selectively pursue additional centers through the Request for Proposals ("RFP") process.

MARKETING AND DEVELOPMENT

     The primary focus of the Company's marketing activities is on identifying other providers who may consider an acquisition or a management contract arrangement, and on contacting state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by the Company.

     The Executive Vice President is responsible for the Company's development department which directs the Company's marketing efforts for disabilities services and provides support as needed for the youth services marketing efforts. Responsibility for marketing activities related to youth services are divided among the following officers of the Company and its subsidiaries: the Vice President, Job Corps; the Vice President, Alternative Youth Services; and the President and Vice President, Development, of Youthtrack. Marketing activities are reviewed on a regular basis by senior management.

     In its pursuit of government contracts, the Company contacts governments and governmental agencies in geographical areas in which it operates and in others in which it has identified expansion potential. Contacts are made and maintained by both regional operations personnel and corporate development personnel, augmented as appropriate by other senior management. The Company targets new areas based largely on its assessment of the needs for its services, the system of reimbursement, the receptivity to out-of-state and proprietary operators, expected changes in the service delivery system (i.e., privatization or downsizing), the labor climate and existing competition.

     The Company also seeks to identify service needs or possible changes in the service delivery or reimbursement system of governmental entities that may be driven by changes in administrative philosophy, budgetary considerations, or pressure or legal actions brought by advocacy groups. As needs or possible changes are identified, the Company attempts to work with and provide input to the responsible governmental personnel and to work with provider associations and consumer advocacy groups to this end. If an RFP results from this process, the Company then determines whether and on what terms it will respond and participate in the competitive process.

     With regard to identifying other providers who may be acquisition or management contract candidates, the Company attempts to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact via mail, telephone or personal visit and follow up with information packets including video presentation.

     In some cases, the Company may be contacted directly and requested to submit proposals or become a provider in order to provide services to address specific problems. These may include an emergency takeover of a troubled operation or the need to develop a large number of community placements within a certain time period.

REFERRAL SOURCES

     The Company receives substantially all of its new MR/DD clients from referrals from third parties. Generally, family members of persons with MR/DD are first made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. The Company's ABI services receive referrals from doctors, hospitals, private and workers' compensation insurers and attorneys. In either case, where it is determined that some form of MR/DD or ABI service is appropriate, a referral of one or more providers of such services is then made to family members or other interested persons. The Company generally receives referrals or placements of individuals to its AYS and Youthtrack programs through state or local agencies or entities responsible for such services, and individuals are recruited to its Job Corps programs largely through private contractors. The Company's reputation and prior experience with agency staff, case workers and others in positions to make referrals to the Company are important for building and maintaining census in the Company's operations.

COMPETITION

     The provision of disabilities services and youth services is subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. The Company competes with other for-profit companies, not-for-profit entities and governmental agencies.

     With regard to disabilities services, individual states remain a major provider of MR/DD services, primarily through the operation of large institutions, and not-for-profit organizations are active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups, such as community mental health and mental retardation centers and religious organizations.

     The youth services business in which the Company engages is one that other entities may easily enter without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer education and treatment programs at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

     Currently, only a limited number of companies actively seek Job Corps contracts because the bidding process is highly specialized and technical and requires a significant investment of personnel and other expenses over a period of several months. Approximately one-half of the privately-operated centers are operated by the three largest operators. Competition for Job Corps contracts has increased as the DOL has made efforts to encourage new participants in the program, particularly minority-owned businesses, and as several companies with government defense contracting experience have entered the Job Corps market.

     Certain proprietary competitors operate in multiple jurisdictions and may be well capitalized. The Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Such competition may adversely affect the Company's ability to obtain new contracts and complete acquisitions on favorable terms.

The Company faces significant competition from all of these providers in the states in which it now operates and expects to face similar competition in any state that it may enter in the future.

     Professional staff retention and development is a critical factor in the successful operation of the Company's business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. The Company utilizes a standard professional service agreement for provison of services by certain professional personnel, which is generally terminable on 30 or 60 day notice. The demands of providing the requisite quality of service to persons with special needs contribute to a high turnover rate of direct service staff. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel.

GOVERNMENT REGULATION AND REIMBURSEMENT

     The operations of the Company are subject to compliance with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored health care assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to the Company:

     Funding Levels. Federal and state funding for the Company's disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to facilities under the Medicaid program. These efforts have intensified recently. Federal law requires Medicaid programs to pay rates that are reasonable and adequate to meet the costs which must be incurred by an efficient provider in order to provide services conforming with applicable laws, regulations and quality and safety standards. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or for other reasons. In several such instances providers, acting through their state health care trade associations, have been able to negotiate or employ legal action in order to reach a compromise settlement.

     Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or under consideration in states where the Company operates.

     Reimbursement Requirements. To qualify for reimbursement under Medicaid programs, facilities and programs are subject to various requirements of participation and other requirements imposed by federal and state authorities. In order to maintain a Medicaid or state contract, certain statutory and regulatory requirements must be met. These participation requirements relate to client rights, quality of services, physical plant and administration. Long-term providers, like the Company, are subject to periodic unannounced inspection by state authorities, often under contract with the appropriate federal agency, to assure compliance with the requirements of participation in the Medicaid or state program.

     Licensure. In addition to the requirements to be met by the Company for participation in the Medicaid program, the Company's facilities and programs are usually subject to annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services. State licensing and other regulatory requirements vary from jurisdiction to jurisdiction and are subject to change.

     Regulatory Enforcement. From time to time, the Company receives notices from regulatory inspectors that in their opinion there are deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes corrective action as appropriate. In most cases, the Company and the reviewing agency agree upon the steps to be taken to bring the facility or program into compliance with regulatory requirements. Serious deficiencies can result in decertification or delicensure actions by the Health Care Financing Administration or state regulatory agencies.

     Restrictions on Acquisitions and Additions. All states in which the Company currently operates have adopted laws or regulations which generally require that a state agency approve the Company as a provider and many require a determination that a need exists prior to the addition of beds or services.

     Cross Disqualifications and Delicensure. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (including but not limited to officers, directors, owners and key employees) have been debarred, suspended or declared ineligible, or have been voluntarily excluded from participating in federal contracts. In addition, some state regulations provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.

     Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (the "Health Insurance Act"), provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program under certain circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay or pay any kickback, bribe or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in the Health Insurance Act proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and anti-supplementation restrictions and the new health care offenses contained in the Health Insurance Act, such as health care fraud, theft or embezzlement, false statements and obstruction of criminal investigation of health care offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for the newly-enacted health care fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

     Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious and hazardous waste. Failure to comply with those laws or the regulations promulgated thereunder could subject an entity covered by these laws to fines, criminal penalties and other enforcement actions.

     OSHA. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on the Company including those protecting employees from exposure to elements such as bloodborne pathogens. The Company cannot predict the frequency of compliance, monitoring or enforcement actions to which it may be subject as regulations are implemented and there can be no assurance that such regulations will not adversely affect the operations of the Company.

INSURANCE

     The Company maintains professional malpractice and general liability insurance on professionals and other staff employed in each of its locations in addition to coverage for the customary risks inherent in the operation of business in general. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

     As of February 28, 1997, the Company employed 8,218 employees, including 7,308 in its Division for Persons with Disabilities, 762 in its Division for Youth Services, and 148 in its corporate offices. As of that date, the Company was not subject to collective bargaining agreements with any of its employees.

ITEM 2. PROPERTIES

     As of December 31, 1996, the Company owned 153 properties and operated facilities and programs at 268 leased properties. All other facilities and programs are operated under management contracts. See "Business -- Facilities and Programs."

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to legal and/or administrative proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, in July 1995, the Company and other providers were notified of reimbursement rates issued retroactive to July 1, 1994 which were lower than the Company and certain other providers projected based on a settlement that had been reached with the State concerning the rate-setting methodology for larger facilities. The Company and another provider filed a lawsuit and an agreement was reached with the State under which the implementation of the new rate structure was delayed until March 1, 1996, at which time the State prospectively implemented the new rates. A preliminary injunction was denied and testimony in the trial on the merits was concluded in August 1996. There has been no decision in the case. If the State is ultimately successful on all issues it could result in a reduction of net revenues to the Company of approximately $1.3 million for the thirty months ended December 31, 1996. Any reduction would be recorded against the Company's allowance for contractual adjustments and/or net revenues, as appropriate, in the period in which the issues are resolved. Based on the outcome of the preliminary injunction proceedings, the Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial condition will not be material.

     In January 1995, the Company filed an action for declaratory judgment against the landlord of four of the Company's large facilities in Indiana to enforce a provision in the leases for such facilities to the effect that the parties would renegotiate the terms of the leases if any change in the Medicaid program becomes effective or is implemented such that reimbursement is reduced to the extent that the economic feasibility of the lease is materially and adversely affected. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter. The Company subleased three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired on July 31, 1996, and the parties have entered into a new nine-month lease, on essentially the same terms and conditions as the previous sublease, which will expire on April 30, 1997 and are currently in discussions regarding further extension of the lease. These three facilities account for approximately $6.0 million in annual revenues. As a result of these matters, the Company may be compelled or may elect ultimately to reduce certain of its facility-based operations in Indiana.

     The Kentucky Department of Medicaid Services ("Kentucky") has notified the provider of record of a larger facility managed by the Company of certain adjustments to the facility cost report for the 1991 fiscal year as a result of the completion of its audit for that year. Kentucky has also audited the facility for fiscal years 1992 through 1995, but has not yet issued its audit report with respect to these years. The Company and the provider believe that Kentucky does not have the legal and factual basis for these adjustments and thus, since receipt of the notification in August 1995, have engaged in various administrative and other efforts with Kentucky to have the proposed adjustments withdrawn. To date, the parties have been unable to resolve the matter. The provider has filed an action for declaratory judgment and injunctive relief against Kentucky in which it seeks a judicial determination concerning the adjustments. The provider and the Company, in the opinion of their respective counsel for this matter, believe that there is a significant likelihood that the provider will ultimately prevail on the merits of its argument that the improper legal standards have been applied in the adjustments. The Company believes that upon application of the appropriate legal standards, the ultimate net effect of the adjustments on the results of its operations, cash flow or financial condition will not be material. However, if Kentucky ultimately prevails in the litigation and requires similar adjustments for the subsequent years under audit (fiscal years 1992 through 1995), up to $3.4 million of the provider's costs in the aggregate could be disallowed. The Company is unable at this time to determine the effect on the Company if Kentucky should prevail.

     In May 1996, legislation was passed in Florida that would significantly reduce rates effective September 1, 1996 for the operations that the Company manages in that state. Both individual consumers and a trade association filed motions in pre-existing lawsuits to stop implementation of the new rates. A preliminary injunction has been granted in one of the actions which requires the State to continue full funding of Intermediate Care Facilities/Developmental Disabilities services pending approval of an alternate plan by the Health Care Financing Administration. In Tennessee, new regulations were scheduled to take effect October 1, 1996, which would reduce certain allowable costs to providers which could affect the management fees of the Company under its management contracts with not-for-profit providers for group homes. These regulations have been withdrawn and regulations have been proposed, but not yet enacted, that are acceptable to the providers and managers. The Company is unable, at this time, to determine the extent of the effect any such regulations will have on revenues and profit contributions.

     In addition, the Company is a party to various other legal proceedings encountered in the ordinary course of business. The Company believes that many of such lawsuits are without merit. Further, such claims are generally covered by insurance. The Company does not believe the results of such litigation will have a material adverse effect on its consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Res-Care common stock began trading on the Nasdaq Stock Market's National Market on December 15, 1992, under the symbol "RSCR." As of February 28, 1997, the Company had approximately 3,800 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

     The following table sets forth the reported high and low sale prices for Res-Care's common stock as reported by Nasdaq. The prices have been adjusted to reflect the 3-for-2 stock split effective June 4, 1996.

                           1995                             HIGH        LOW
                           ----                             -----      -----
First Quarter.............................................  12.17      10.50
Second Quarter............................................  12.17      10.83
Third Quarter.............................................  12.00      10.33
Fourth Quarter............................................  11.67      10.33

                           1996                             HIGH        LOW
                           ----                             -----      -----
First Quarter.............................................  14.50      10.00
Second Quarter............................................  26.50      12.67
Third Quarter.............................................  25.00      15.75
Fourth Quarter............................................  18.50      14.75

     The Company currently does not pay dividends and does not anticipate doing so in the foreseeable future. Payment of dividends is limited under the Company's revolving credit facility.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing elsewhere herein. The selected consolidated financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

                                                       YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------
                                           1992       1993       1994       1995       1996
                                          -------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net revenues:
  Disabilities services.................  $61,862   $ 83,697   $109,254   $140,302   $175,361
  Youth services........................   25,065     27,534     28,600     31,366     42,985
                                          -------   --------   --------   --------   --------
          Total net revenues............   86,927    111,231    137,854    171,668    218,346
Facility and program expenses:
  Disabilities services.................   54,539     73,155     96,889    124,220    152,243
  Youth services........................   22,220     24,507     25,544     27,529     38,221
                                          -------   --------   --------   --------   --------
          Total facility and program
            expenses....................   76,759     97,662    122,433    151,749    190,464
                                          -------   --------   --------   --------   --------
Facility and program contribution.......   10,168     13,569     15,421     19,919     27,882
                                          -------   --------   --------   --------   --------
Operating expenses:
  Corporate general and
     administrative.....................    4,689      5,170      5,820      6,832      9,280
  Depreciation and amortization.........    1,022        953      1,355      2,100      3,596
                                          -------   --------   --------   --------   --------
          Total operating expenses......    5,711      6,123      7,175      8,932     12,876
                                          -------   --------   --------   --------   --------
Operating income........................    4,457      7,446      8,246     10,987     15,006

Other (income) expense, net.............       99       (399)      (700)      (881)       797
                                          -------   --------   --------   --------   --------
Income from continuing operations before
  income taxes..........................    4,358      7,845      8,946     11,868     14,209
Income taxes............................      416      3,510      3,862      4,699      5,518
                                          -------   --------   --------   --------   --------
Income from continuing operations.......    3,942      4,335      5,084      7,169      8,691
Net income(1)...........................    4,442      5,080      6,138     16,416      8,691
Income per share data:
  Income from continuing operations
     per share..........................  $  0.56   $   0.45   $   0.52   $   0.74   $   0.87
  Net income per share(1)...............  $  0.63   $   0.53   $   0.63   $   1.69   $   0.87
  Pro forma net income per share(2).....  $  0.41   $     --   $     --   $     --   $     --
Weighted average shares used in per
  share calculations....................    7,052      9,627      9,675      9,684     10,023

                                                         AS OF DECEMBER 31,
                                          ------------------------------------------------
                                           1992      1993      1994      1995       1996
                                          -------   -------   -------   -------   --------
BALANCE SHEET DATA:
Working capital.........................  $12,052   $15,222   $16,370   $16,542   $ 22,520
Total assets............................   30,249    41,707    47,623    84,493    112,095
Long-term debt, less current portion....      827     3,684     4,682    17,594     29,612
Shareholders' equity....................   17,894    23,010    29,209    45,861     56,511

---------------

(1) Net income includes income from operation of unconsolidated affiliate sold, accounted for as a discontinued operation, of $500, $745, $1,054 and $428 in 1992, 1993, 1994 and 1995, respectively, and includes an $8,819 gain from sale of this discontinued operation in 1995, net of applicable income taxes of $6,270. The aggregate net income per share effect of the discontinued operation was $0.07, $0.08, $0.11 and $0.95 in 1992, 1993, 1994 and 1995,
    respectively.

(2) Pro forma net income reflects an adjustment to provision for income taxes as if the Company had been taxed as a C Corporation during 1992 rather than as an S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Res-Care receives revenues primarily from the delivery of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities ("disabilities services") and at-risk and troubled youths ("youth services"). Revenues for the Company's disabilities services operations are derived primarily from state government agencies under the Medicaid reimbursement system and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid system. Reimbursement methods vary by state and are typically based on a flat rate or cost-based reimbursement system on a per person, per diem basis. Generally, rates are adjusted annually based primarily upon historical costs experienced by the Company and by other service providers, and inflation. At facilities and programs where it is the provider of record, the Company is directly reimbursed under state Medicaid programs for services it provides and such reimbursement is affected by occupancy levels. At most facilities and programs that the Company operates pursuant to management contracts, the management fee is negotiated based upon the reimbursement amount expected to be earned by the provider of record, which is affected by occupancy levels. Under certain management contracts, the Company is paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of the Company's revenue recognition policies with respect to Medicaid contracts.

     The Company's youth services operations include seven vocational training programs under the federal Job Corps program administered by the DOL. Under the Job Corps program, the Company is reimbursed for direct costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program expenses. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews. In July 1996, the Company began operating various programs for at-risk and troubled youths through its Youthtrack subsidiary, 20% of which is owned by Youthtrack's management, and the Company's wholly-owned Alternative Youth Services subsidiary. Most of the youth services programs are funded directly by federal, state and local government agencies. Under these contracts, the Company is typically reimbursed based on fixed contract amounts, flat rates or cost-based rates. The effect of Youthtrack management's ownership interest is reflected in the Company's consolidated statement of income as a minority interest.

     Expenses incurred under federal, state and local government agency contracts for disabilities services and youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. Any resulting adjustments would be recorded as contractual adjustments to revenues in the period in which the adjustment is made. See Note 1 of Notes to Consolidated Financial Statements.

     The Company's revenues and net income fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments have been announced inconsistently and are usually retroactive to the beginning of the particular state's fiscal reporting period. The Company expects that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments. However, in some cases states have revised their rate-setting methodologies which has resulted in rate decreases as well as rate increases. Current initiatives at the federal or state level may materially change the Medicaid system as it now exists. Retroactively calculated contractual adjustments are accrued on an estimated basis in the periods the related services are rendered and recorded as adjustments to revenues in future periods as final settlements are determined. Because the cumulative effect of rate adjustments may differ from previously estimated amounts, net income as a percentage of net revenues for a period in which an adjustment occurs may not be indicative of expected results in succeeding periods. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where the Company operates. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, the Company cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

     The Company is currently engaged in litigation or administrative proceedings with several state Medicaid programs regarding rate-setting and reimbursement methodologies which, if adversely determined, could adversely affect the Company's business, financial condition and results of operations, especially in any period in which such adjustments exceed amounts previously estimated. See "Business -- Legal Proceedings."

     The loss of one or more contracts to operate the Company's programs or facilities could have a material adverse effect on the Company's current or future results of operations. In 1996, the Company's contract to operate the Crystal Springs, Mississippi Job Corps center was not renewed. The Company estimates that the loss of this contract represents approximately $5.7 million in annualized revenues.

     In January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers ("Premier") in a transaction accounted for as a pooling-of-interests. Premier provides disabilities services to clients with acquired brain injuries. In the future, the Company's consolidated financial statements will give retroactive effect to the Premier acquisition.

     In May 1995, the Company sold to a third party all of its interest in an unconsolidated affiliate engaged in providing home health care services and reported a gain on this transaction of $8.8 million after applicable income taxes. The effect of the sale has been recorded in the Company's financial statements as a discontinued operation.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain items from the Company's consolidated statements of income expressed as a percentage of the Company's total net revenues and in the case of facility and program expenses and facility and program contribution, as a percentage of related net revenues, and the percentage change in the amounts of such items from the prior year:

                                                                                     YEAR TO YEAR
                                                                                       INCREASE
                                                                                      (DECREASE)
                                                                                    --------------
                                                         YEARS ENDED DECEMBER 31,   1994     1995
                                                         ------------------------    TO       TO
                                                          1994     1995     1996    1995     1996
                                                         ------   ------   ------   -----   ------
Net revenues:
  Disabilities services................................    79.3%    81.7%    80.3%   28.4%    25.0%
  Youth services.......................................    20.7     18.3     19.7     9.7     37.0
                                                          -----    -----    -----
          Total net revenues...........................   100.0    100.0    100.0    24.5     27.2
Facility and program expenses:
  Disabilities services................................    88.7     88.5     86.8    28.2     22.6
  Youth services.......................................    89.3     87.8     88.9     7.8     38.8
          Total facility and program expenses..........    88.8     88.4     87.2    23.9     25.5
Facility and program contribution:
  Disabilities services................................    11.3     11.5     13.2    30.1     43.8
  Youth services.......................................    10.7     12.2     11.1    25.6     24.2
          Total facility and program contribution......    11.2     11.6     12.8    29.2     40.0
Operating expenses:
  Corporate general and administrative.................     4.2      4.0      4.2    17.4     35.8
  Depreciation and amortization........................     1.0      1.2      1.7    55.0     71.2
                                                          -----    -----    -----
Operating income.......................................     6.0      6.4      6.9    33.2     36.6
Other (income) expense, net............................    (0.5)    (0.5)     0.4    25.9       NM
Income from continuing operations before income
  taxes................................................     6.5      6.9      6.5    32.7     19.7
Income taxes...........................................     2.8      2.7      2.5    21.7     17.4
                                                          -----    -----    -----
Income from continuing operations......................     3.7%     4.2%     4.0%   41.0%    21.2%
                                                          =====    =====    =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues

     Total net revenues increased by 27.2%, or $46.7 million, to $218.3 million in 1996 compared to 1995. Of this increase, 75.2% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 25.0%, or $35.1 million, to $175.4 million in 1996 compared to 1995. Revenues increased primarily from the acquisition of 12 facilities and four supported living operations in 1996, the opening of nine new facilities in 1996 and the effect of a full year of operations of 21 new facilities and programs added in 1995. Revenues also increased due to certain cost-of-living and other rate adjustments providing reimbursement for payroll and other expenses incurred in prior periods. Average revenue per census day increased to $112.21 in 1996 compared to $110.45 in 1995. Average disabilities services facility and program occupancy rates for 1996 increased 0.5% to 96.1% compared to 95.6% in 1995.

     Youth services net revenues increased by 37.0%, or $11.6 million, to $43.0 million in 1996 compared to 1995, resulting primarily from the first full year of operations of the Edison Job Corps Center and the Company's first year of operations of Youthtrack. During 1996, the Company began providing services to over 350 youths through an acquisition by and a new contract awarded to Youthtrack. Revenues were also impacted by inflationary increases. In addition, during 1996, the Company was awarded a contract by the U.S. Department of Labor to continue operating the South Bronx Job Corps Center. In December 1996, the Company was awarded a 10-month basic education contract to provide support services at the Great Onyx Job Corps Center in Mammoth Cave, Kentucky.

     Facility and Program Expenses

     Facility and program expenses increased 25.5%, or $38.7 million, to $190.5 million in 1996 compared to 1995. Of this increase, $27.2 million, or 70.3%, was due to payroll and payroll-related expenses. These expenses reflected additional personnel, primarily for the facilities and programs added during the year, as well as annual pay increases. Facility and program expenses decreased as a percentage of total net revenues to 87.2% in 1996 from 88.4% in 1995 due to improved operating efficiencies, higher occupancy levels and the effect of the rate increases described above.

     Disabilities services facility and program expenses increased 22.6%, or $28.0 million, to $152.2 million in 1996 compared to 1995. Payroll and payroll-related expenses represented 77.1% of this increase due primarily to the additional facilities and programs that were operational during 1996 compared to 1995. As a percentage of disabilities services net revenues, disabilities services facility and program expenses decreased to 86.8% in 1996 from 88.5% in 1995. This decrease was due to improved operating efficiencies, higher occupancy levels and the effect of the rate increases described above.

     Youth services facility and program expenses increased 38.8%, or $10.7 million, to $38.2 million in 1996 compared to 1995. The increase related primarily to the first full year of the operation of the Edison Job Corps Center and the initial costs of the Youthtrack operation. As a percentage of youth services net revenues, youth services facility and program expenses increased to 88.9% in 1996 from 87.8% in 1995. The increase in facility and program expenses as a percentage of net revenues was due primarily to the costs of the Youthtrack operation incurred prior to the commencement of revenues.

     Operating Expenses

     Corporate general and administrative expenses increased 35.8%, or $2.4 million, to $9.3 million in 1996 compared to 1995. The increase primarily reflected additional personnel to support the growth of the Company's operations, as well as increased use of professional services. As a percentage of total net revenues, such expenses increased to 4.2% in 1996 compared to 4.0% in 1995.

     Depreciation and amortization expense increased 71.2%, or $1.5 million, to $3.6 million in 1996 compared to 1995. The increase reflects primarily the purchase of real property and intangible assets in disabilities services during 1995 and 1996. Amortization expense also includes amortization of deferred start-up costs relating to the development of new facilities and programs. Deferred start-up costs include administrative and staff salaries, rent, professional fees, insurance and other costs incurred during the period prior to operation of the facilities and programs. Such costs are amortized using the straight-line method over periods ranging from five to seven years, consistent with applicable state reimbursement regulations. At December 31, 1996, unamortized start-up costs totaled $3.5 million. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

     Other (Income) Expense, Net

     Net interest expense increased $1.1 million to $767,000 in 1996 compared to net interest income of $363,000 in 1995. The difference resulted primarily from increased borrowings for acquisitions and for working capital. In 1995, funds held in escrow from a 1988 transaction for the sale of the assets of a facility were returned, and the Company recognized a one-time credit of $507,000, net of expenses. See Note 2 of Notes to Consolidated Financial Statements.

     Income Taxes

     Income taxes increased 17.4%, or $819,000, to $5.5 million in 1996 compared to 1995, and reflect effective tax rates of 38.8% and 39.6% in 1996 and 1995, respectively. The increase in income tax expense is attributable to the higher level of operating income as discussed above.

     Income From Continuing Operations and Net Income

     Income from continuing operations increased 21.2%, or 1.5 million, to $8.7 million in 1996 compared to 1995 resulting primarily from the revenue contribution of acquired and new programs and facilities as well as improved occupancy and per diem rates. Included in 1995 net income is $9.2 million, or $0.95 per share, attributable to income from and gain on the sale of the Company's discontinued home health care operations. This operation was sold during 1995, resulting in an after tax gain of $8.8 million. Due to the effect of the sale of the discontinued operation, net income decreased 7.7 million to $8.7 million, or $0.87 per share, in 1996 versus $16.4 million or $1.69 per share in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues

     Total net revenues increased 24.5%, or $33.8 million, to $171.7 million in 1995 compared to 1994. Of this increase, 91.8% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 28.4%, or $31.0 million, to $140.3 million in 1995 compared to 1994. Revenues increased primarily from the acquisition of 21 facilities and programs in 1995 and ten facilities and programs in 1994. Disabilities services revenues also increased due to reimbursement for general cost-of-living increases in staff and other expenses in prior periods. Average disabilities services revenue per census day decreased to $110.45 in 1995 compared to $111.13 in 1994 as a result of lower reimbursement rates on certain acquired facilities. Average disabilities services facility and program occupancy rates for 1995 increased 1.1% to 95.6% in 1995 compared to 94.5% in 1994.

     Youth services net revenues increased by 9.7%, or $2.8 million, to $31.4 million in 1995 compared to 1994, due principally to a new contract to operate the Edison Job Corps Center in New Jersey and a one-year basic education contract to provide support services at the Gateway Job Corps Center in Brooklyn, New York. Revenues were also impacted by inflationary increases.

     Facility and Program Expenses

     Facility and program expenses increased 23.9%, or $29.3 million, to $151.7 million in 1995 compared to 1994. Of this increase, $21.6 million, or 73.7%, was due to payroll and payroll-related expenses. These expenses reflected additional personnel, primarily for the additional facilities and programs in disabilities services, as well as annual pay increases. Facility and program expenses decreased as a percentage of total net revenues to 88.4% in 1995 from 88.8% in 1994.

     Disabilities services facility and program expenses increased 28.2%, or $27.3 million, to $124.2 million in 1995 compared to 1994. Payroll and payroll-related expenses represented 73.4% of the increase due primarily to the additional disabilities services facilities and programs that were operational during 1995 compared to 1994. As a percentage of disabilities services net revenues, disabilities services facility and program expenses decreased to 88.5% in 1995 from 88.7% in 1994.

     Youth services facility and program expenses increased 7.8%, or $2.0 million, to $27.5 million in 1995 compared to 1994. As a percentage of youth services net revenues, youth services facility and program expenses decreased to 87.8% in 1995 from 89.3% in 1994. This decrease was due primarily to increased recruitment and placement revenues in the Puerto Rico and South Bronx Job Corps centers and to the new Job Corps contracts discussed above.

     Operating Expenses

     Corporate general and administrative expenses increased 17.4%, or $1.0 million, to $6.8 million in 1995 compared to 1994. The increase reflected additional personnel to support the growth of the Company as well as normal pay increases, increased travel and increased use of professional services. As a percentage of total net revenues, such expenses decreased to 4.0% in 1995 compared to 4.2% in 1994.

     Depreciation and amortization expenses increased 55.0%, or $745,000, to $2.1 million in 1995 compared to 1994. The increase reflects primarily the effect of the real property and intangible assets added in disabilities services in 1995.

     Other (Income) Expense, Net

     Net interest income decreased 49.2%, or $351,000, to $363,000 in 1995 compared to 1994. The decrease resulted primarily from increased borrowings for acquisitions.

     In 1995, funds held in escrow from a 1988 transaction for the sale of the assets of a facility were returned and the Company recognized a one-time credit of $507,000, net of expenses. See Note 2 of Notes to Consolidated Financial Statements.

     Income Taxes

     Income taxes increased 21.7%, or $837,000, to $4.7 million in 1995 compared to 1994, and reflect effective tax rates of 39.6% and 43.2% in 1995 and 1994, respectively. The increase in income tax expense is attributable to the higher level of operating income as discussed above.

     Income From Continuing Operations and Net Income

     For the reasons described above, income from continuing operations increased 41.0%, or $2.1 million to $7.2 million in 1995 compared to 1994. Due to the effect of the sale of the discontinued home health care operations, described above, net income was $16.4 million or $1.69 per share in 1995 compared to $6.1 million or $0.63 per share in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's needs for capital are attributable primarily to the Company's plans to expand through acquisitions and the development of new facilities and programs, and to have sufficient working capital for general corporate purposes. Since most of the Company's facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates received by the Company, the Company's ability to continue to grow at its current rate is directly dependent upon such acquisitions and development.

     For 1996, net cash provided by operating activities was $7.4 million compared to $3.8 million for 1995 and $4.3 million for 1994. The increase in 1996 was due primarily to an increase in income from continuing operations, offset by an increase in accounts receivable.

     For 1996, net cash used in investing activities was $20.4 million, related primarily to acquisitions and the purchase of property and equipment. For 1995, net cash used in investing activities was $17.2 million, related primarily to acquisitions and the purchase of property and equipment, offset by dividends from the unconsolidated affiliate sold and proceeds from the sale of the unconsolidated affiliate net of income taxes. For 1994, net cash used in investing activities was $4.2 million relating primarily to the purchase of property and equipment.

     Net cash provided by financing activities was $13.5 million for 1996 and $10.3 million for 1995, both consisting primarily of borrowings against the available line of credit. For 1994, net cash provided by financing activities was $367,000, consisting primarily of borrowing against the line of credit offset by repayment of notes payable.

     On December 23, 1996, the Company entered into a new revolving credit facility, expiring December 31, 2001 which allows for maximum borrowings of $65 million, including up to $10 million in letters of credit (the "Revolving Credit Facility"). The Revolving Credit Facility bears interest at the Company's option at either (i) LIBOR plus a range of 0.75% to 1.75% depending upon certain financial ratios or (ii) the lead lender's prime rate. At December 31, 1996, the Company had approximately $29.7 million in outstanding indebtedness, consisting of a $26.2 million outstanding balance under its Revolving Credit Facility and $3.5 million of notes payable. An additional $3.5 million in letters of credit were also outstanding under the Revolving Credit Facility. See Note 5 of Notes to Consolidated Financial Statements.

     Net days revenue in accounts receivable for disabilities services was 50 days at December 31, 1996, compared to 47 days at December 31, 1995, and 46 days at December 31, 1994. Accounts receivable for disabilities services at December 31, 1996, increased to $30.1 million, compared to $21.8 million at December 31, 1995, and $14.1 million at December 31, 1994. In youth services, payment is generally received within 15 to 45 days of billings.

     The Company generally prefers to provide its services under management contracts or in facilities that are leased, which minimizes the amount of capital expenditures required. However, in states that utilize flat-rate reimbursement structures, purchases may be made to maximize returns. Also, acquisitions may involve significant capital expenditures. The Company has no material commitments for capital expenditures for its current facilities, although the Company maintains an ongoing capital improvements program.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

     In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements that are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements concerning the Company made by or on behalf of the Company, whether contained herein or elsewhere.

     The Company's growth in revenues and earnings per share has been directly related to a considerable increase in the number of individuals served in its Division for Persons with Disabilities and its Division for Youth Services. This growth is largely dependent upon development-driven activities, including the acquisitions of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or not-for-profit organizations and the extension or renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

     Changes in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts to provide services to the consumer bases it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or programs or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and other assets as a means of increasing the number of consumers served, and changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

     Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations, such as those recently encountered by the Company, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

     The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs and the availability and utilization of its labor force and thus may be affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, the Company's effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care.

     Additionally, the Company's continued expansion of its existing operations, and its ability to expand into providing services to other populations utilizing the Company's core competencies are dependent upon continuation of trends toward downsizing, privatization and consolidation, the Company's ability to tailor its services to meet the specific needs of these different populations, and its success in operating in a changing reimbursement environment. The continuation of such trends and the nature of its operating environment are subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Res-Care, Inc.:

     We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Louisville, Kentucky
February 26, 1997

                        RES-CARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31
                                                              ---------------------------------
                                                                 1995                  1996
                                                              -----------          ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 7,253              $  7,638
  Accounts and notes receivable, less allowance for
     contractual
     adjustments of $1,911 in 1995 and $1,945 in 1996 (note
     5).....................................................       25,281                32,934
  Inventories...............................................          468                   656
  Deferred income taxes (note 7)............................        2,313                 2,498
  Prepaid expenses..........................................        1,162                 1,911
                                                                  -------              --------
          Total current assets..............................       36,477                45,637
                                                                  -------              --------
Property and equipment, at cost (note 10):
  Land and land improvements................................        1,146                 4,025
  Leasehold improvements....................................        2,444                 2,932
  Buildings.................................................       28,898                34,711
  Furniture and equipment...................................        5,178                 7,378
                                                                  -------              --------
                                                                   37,666                49,046
  Less accumulated depreciation and amortization............        4,851                 7,178
                                                                  -------              --------
          Net property and equipment........................       32,815                41,868
                                                                  -------              --------
Excess of acquisition cost over net assets acquired, less
  accumulated
  amortization of $216 in 1995 and $632 in 1996 (note 10)...        8,521                14,478
Other assets (note 4).......................................        6,680                10,112
                                                                  -------              --------
                                                                  $84,493              $112,095
                                                                  =======              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (note 5)................      $   123              $    111
  Trade accounts payable....................................        4,424                 5,075
  Accrued expenses (note 6).................................       13,356                15,910
  Accrued income taxes (note 7).............................        2,032                 2,021
                                                                  -------              --------
          Total current liabilities.........................       19,935                23,117
                                                                  -------              --------
Long-term liabilities.......................................          429                 1,421
Long-term debt (note 5).....................................       17,594                29,612
Deferred income taxes (note 7)..............................          637                 1,361
                                                                  -------              --------
          Total liabilities.................................       38,595                55,511
                                                                  -------              --------
Commitments and contingencies (note 11)
Minority interest in equity of consolidated subsidiary......           37                    73
Shareholders' equity (notes 1 and 9):
  Preferred stock, no par value, authorized 1,000,000
     shares, no shares issued or outstanding................           --                    --
  Common stock, no par value, authorized 20,000,000 shares,
     issued
     13,837,500 shares......................................       15,535                15,535
  Additional paid-in capital................................        2,316                 4,054
  Retained earnings.........................................       32,427                41,118
                                                                  -------              --------
                                                                   50,278                60,707
  Less cost of common shares in treasury (4,435,772 shares
     in 1995
     and 4,213,072 shares in 1996)..........................       (4,417)               (4,196)
                                                                  -------              --------
          Total shareholders' equity........................       45,861                56,511
                                                                  -------              --------
                                                                  $84,493              $112,095
                                                                  =======              ========

          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1994          1995          1996
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues (note 8)......................................    $137,854      $171,668      $218,346
Facility and program expenses:
  Wages, salaries and benefits.............................      73,703        95,316       122,499
  Purchased services.......................................       7,025         7,822         8,963
  Supplies and other expenses..............................      41,705        48,611        59,002
                                                               --------      --------      --------
                                                                122,433       151,749       190,464
Operating expenses:
  Corporate general and administrative.....................       5,793         6,805         9,276
  Depreciation and amortization............................       1,355         2,100         3,596
  Compensation -- stock options (note 9)...................          27            27             4
                                                               --------      --------      --------
          Total operating expenses.........................       7,175         8,932        12,876
                                                               --------      --------      --------
          Total facility, program and operating expenses...     129,608       160,681       203,340
                                                               --------      --------      --------
  Operating income.........................................       8,246        10,987        15,006
Other expenses (income):
  Interest expense (note 5)................................          38           488         1,225
  Interest income..........................................        (752)         (851)         (458)
  Loss (gain) from sale of assets (note 2).................          14          (515)           (7)
                                                               --------      --------      --------
          Total other expenses (income), net...............        (700)         (878)          760
                                                               --------      --------      --------
Minority interest in (income) loss of consolidated
  subsidiary...............................................          --             3           (37)
Income from continuing operations before income taxes......       8,946        11,868        14,209
Income tax expense (note 7)................................       3,862         4,699         5,518
                                                               --------      --------      --------
Income from continuing operations..........................       5,084         7,169         8,691
Discontinued operations (note 3):
  Income from operation of unconsolidated affiliate sold,
     net of applicable income taxes of $92 in 1994 and $37
     in 1995...............................................       1,054           428            --
  Gain from sale of unconsolidated affiliate, net of
     applicable income taxes of $6,270.....................          --         8,819            --
                                                               --------      --------      --------
  Net income...............................................    $  6,138      $ 16,416      $  8,691
                                                               ========      ========      ========
Income per share data:
  Income from continuing operations per share..............    $   0.52      $   0.74      $   0.87
  Income from discontinued operations per share............        0.11          0.04            --
  Gain from sale of discontinued operations per share......          --          0.91            --
                                                               --------      --------      --------
Net income per share.......................................    $   0.63      $   1.69      $   0.87
                                                               ========      ========      ========
  Weighted average shares used in per share calculation....       9,675         9,684        10,023

          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 ---------------------------------------------------------------------
                                   COMMON STOCK     ADDITIONAL               TREASURY STOCK
                                 ----------------    PAID-IN     RETAINED   ----------------
                                 SHARES   AMOUNT     CAPITAL     EARNINGS   SHARES   AMOUNT     TOTAL
                                 ------   -------   ----------   --------   ------   -------   -------
                                                            (IN THOUSANDS)
Balance at December 31, 1993...  13,838   $15,535     $2,052     $ 9,873    4,469    $(4,450)  $23,010
Net income.....................      --        --         --       6,138       --         --     6,138
Exercise of stock options......      --        --         56          --       (4)         5        61
                                 ------   -------     ------     -------    -----    -------   -------
Balance at December 31, 1994...  13,838    15,535      2,108      16,011    4,465     (4,445)   29,209
Net income.....................      --        --         --      16,416       --         --    16,416
Exercise of stock options......      --        --        208          --      (29)        28       236
                                 ------   -------     ------     -------    -----    -------   -------
Balance at December 31, 1995...  13,838    15,535      2,316      32,427    4,436     (4,417)   45,861
Net income.....................      --        --         --       8,691       --         --     8,691
Exercise of stock options......      --        --      1,738          --     (223)       221     1,959
                                 ------   -------     ------     -------    -----    -------   -------
Balance at December 31, 1996...  13,838   $15,535     $4,054     $41,118    4,213    $(4,196)  $56,511
                                 ======   =======     ======     =======    =====    =======   =======

          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1994       1995       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 6,138    $16,416    $ 8,691
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    1,355      2,100      3,596
    Provision for contractual adjustments...................      738        575        800
    Deferred income taxes -- net............................     (814)      (672)       539
    Provision for compensation -- stock options.............       27         27          4
    Income from operation of unconsolidated affiliate sold,
      net of applicable income tax expense..................   (1,054)      (428)        --
    Gain from sale of unconsolidated affiliate, net of
      applicable income tax expense of $6,270...............       --     (8,819)        --
    Loss (gain) from sale of assets.........................       14       (515)        (7)
    Income (loss) applicable to minority interest of
      consolidated subsidiary...............................       --         (3)        37
  Change in operating assets and liabilities:
    Increase in accounts and notes receivable...............   (1,236)    (9,808)    (8,364)
    (Increase) decrease in inventories......................      (40)         6       (157)
    (Increase) decrease in prepaid expenses.................       12       (338)      (650)
    Increase in other assets................................     (127)      (537)      (102)
    Increase (decrease) in trade accounts payable...........     (658)       882        629
    Increase in accrued expenses............................       15      3,248      2,182
    Increase (decrease) in accrued income taxes.............      (58)     1,736        488
    Decrease in long-term liabilities.......................       --        (87)      (325)
                                                              -------    -------    -------
      Net cash provided by operating activities.............    4,312      3,783      7,361
                                                              -------    -------    -------
Cash flows from investing activities:
    Decrease in advances to unconsolidated affiliate sold...      136        586         --
    Dividend from unconsolidated affiliate sold.............       --      3,024         --
    Proceeds from sale of unconsolidated affiliate, net of
      costs.................................................       --     16,425         --
    Payment of income taxes associated with the gain from
      sale of
      unconsolidated affiliate..............................       --     (6,270)        --
    Redemption of short-term investment.....................    1,545         --         --
    Proceeds from sale of assets............................      770        541          7
    Purchase of property and equipment......................   (3,673)   (12,445)    (5,643)
    Acquisitions of businesses..............................   (2,475)   (17,773)   (12,574)
    Purchase of mortgages...................................     (340)        --         --
    Payments received on notes from sale of assets..........       39         39         39
    Deferred start-up costs.................................     (212)    (1,287)    (2,268)
                                                              -------    -------    -------
      Net cash used in investing activities.................   (4,210)   (17,160)   (20,439)
                                                              -------    -------    -------
Cash flows from financing activities:
    Net borrowings under notes payable to bank..............    1,038     10,172     12,006
    Repayment of notes payable..............................     (705)       (78)        --
    Proceeds received from exercise of stock options........       34        209      1,457
    Contribution from minority interest of consolidated
      subsidiary............................................       --         40         --
                                                              -------    -------    -------
      Net cash provided by financing activities.............      367     10,343     13,463
                                                              -------    -------    -------
Increase (decrease) in cash and cash equivalents............      469     (3,034)       385
Cash and cash equivalents at beginning of year..............    9,818     10,287      7,253
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $10,287    $ 7,253    $ 7,638
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Description of Business

     The consolidated financial statements include the accounts of Res-Care, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). Intercompany transactions and balances are eliminated in consolidation.

     The Company receives revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youths that have typically been provided by state and local government agencies and not-for-profit organizations.

  Net Revenues

     Disabilities Services: Client services are provided at rates established at the time services are rendered. Payments for services rendered to clients covered by Medicaid are generally less than the Company's established rates. Contractual allowances and adjustments are recorded to reflect the difference between established rates and expected reimbursement. Retroactively calculated contractual adjustments are accrued on an estimated basis in the periods the related services are rendered and recorded as adjustments to revenues in future periods when final settlements are determined.

     Revenues are derived primarily from state government agencies under the Medicaid reimbursement system and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid system.

     Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where the Company operates. Some states are considering initiating managed care plans for persons served in the Medicaid programs. At this time, the Company cannot determine the impact of such changes, or the effect of any possible Congressional actions.

     Youth Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers. The contracts provide for payments based on per diem rates or cost reimbursement formulas. Under government regulations, the Company is reimbursed its allowable indirect costs for general and administrative expenses, plus a predetermined fee. Final determination of amounts due under the contracts is subject to audit and review by the U.S. Department of Labor.

     Juvenile treatment revenues are derived primarily from state awarded contracts and from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid via fixed contract amounts, flat rates, or cost-based rates.

     For both disabilities services and youth services, expenses are subject to examination by agencies administering the contracts and services. Management believes that adequate provisions have been made for potential adjustments arising from such examinations. Revenues and accounts receivable are recorded net of estimated allowances and adjustments. Provision for bad debt expense, if any, is provided for in the period the expense is determined by management.

  Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                        RES-CARE, INC. AND SUBSIDIARIES

  Depreciation and Amortization

     Depreciation and amortization are provided over the estimated useful lives of the assets, principally by the straight-line method. Estimated useful lives for buildings are 20 - 40 years. Leasehold improvements are generally amortized over the life of the respective leases. The useful lives of furniture and equipment vary from three to seven years. The Company acts as custodian of assets where the Company has contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

     The excess of acquisition cost over net assets acquired and the cost of licenses are amortized over 20 - 30 years using the straight-line method. The Company assesses the recoverability of goodwill and other intangibles as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections that incorporate, as applicable, the impact on existing company businesses. The analyses necessarily involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

  Inventories

     Inventories consist principally of supplies, food and linens and are stated at the lower of cost (first-in, first-out method) or market.

  Deferred Start-Up Costs

     Deferred start-up costs are reimbursable under applicable state regulations and include administrative and staff salaries, rent, professional fees, insurance and other costs incurred during the period prior to operation of the various facilities. These costs are amortized on a straight-line method over periods ranging from five to seven years, consistent with applicable state reimbursement regulations.

  Income Taxes

     The Company accounts for income taxes under the asset and liability method. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

  Per Share Data

     The Company's Board of Directors authorized a three-for-two stock split to be distributed on June 4, 1996, to shareholders of record on May 24, 1996. All share and per share data included in this annual report have been restated to reflect the stock split. Per share data is based on the weighted average number of common shares and common share equivalents outstanding during the period.

  Insurance

     The Company maintains insurance in the form of commercial general liability and commercial umbrella liability policies, which include malpractice insurance. Management intends to maintain such coverages in the future and is of the opinion that insurance coverages are adequate to cover any potential losses on asserted claims. Management is unaware of any incidents which would ultimately result in a loss in excess of the Company's insurance coverages. In addition, the Company self-insures group health insurance for its employees. Such self-insurance costs are accrued based upon the aggregate of the liability for reported claims

                        RES-CARE, INC. AND SUBSIDIARIES
and an estimated liability for claims incurred but not reported. The Company has an annual stop-loss limit of $125,000 for each covered individual.

     Workers' compensation policies covering all operations except for New York, West Virginia, Ohio and Puerto Rico are covered under large deductible or retrospective policies. The Company is responsible for paying the first $250,000 of each claim until the total of all claims exceeds the aggregate stop loss. The insurance company is responsible for the claim in excess of the deductible and for all claims in excess of the aggregate stop loss. At this time, no claim is likely to exceed the deductible and all claims are not likely to exceed the aggregate stop loss. Estimated future payments have been expensed.

  Financial Instruments

     Various methods and assumptions were used by the Company in estimating its fair value disclosures for significant financial instruments. Fair values of cash and cash equivalents, short-term investments, accounts and notes receivable and trade accounts payable approximate their carrying amount because of the short maturity of those investments. The fair value of short-term debt approximates its carrying amount. The fair value of long-term debt is based on the present value of the underlying cash flows discounted at the current estimated borrowing rates available to the Company, and approximates its carrying value as interest rates are variable.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts in 1994 and 1995 have been reclassified to conform with the 1996 presentation.

2.  CASH HELD IN ESCROW

     On May 31, 1988, the Company sold the assets of a facility. In conjunction with the sale, $541,000 of the sale proceeds were deferred to provide for certain contingencies relating to periods prior to sale. In the fourth quarter of 1995, funds held in escrow were returned and the Company recognized a one-time credit of $507,000, net of expenses.

3.  DISCONTINUED OPERATIONS

     On May 31, 1995, the Company sold all of its stock in its unconsolidated affiliate, Home Care Affiliates, Inc. ("HCAI"), to Housecall Medical Resources, Inc. of Atlanta, Georgia, for $17.5 million in cash before accounting for other costs of $2.0 million. The Company owned 68% of the stock of HCAI, a provider of home nursing and related home health services, a business separate from that of the Company. Due to certain provisions of the shareholder agreement, HCAI was accounted for as an unconsolidated affiliate. The effect of the sale of the Company's interest in HCAI has been reported in the accompanying financial statements as a discontinued operation.

     The Company provided managerial and administrative services to a division of HCAI under an administrative management agreement. Administrative expenses include personnel, management, accounting, risk management, benefits management, purchasing and various other services, and amounted to approximately $838,000 for the year ended December 31, 1994. For the five months ended May 31, 1995, the

                        RES-CARE, INC. AND SUBSIDIARIES
approximate amount was $433,000. The Company will continue to provide these services under a separate administrative services agreement that expires May 31, 1999.

4.  OTHER ASSETS

     Other assets are as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               1995      1996
                                                              ------    -------
                                                               (IN THOUSANDS)
Long-term receivables and advances to managed facilities....  $  963    $ 1,102
Deferred start-up costs, net of accumulated amortization....   1,605      3,454
Licenses, net of accumulated amortization...................   3,104      3,013
Other assets................................................   1,008      2,543
                                                              ------    -------
                                                              $6,680    $10,112
                                                              ======    =======

5.  DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Revolving credit facility with banks........................  $10,563    $26,196
Variable rate term loan payable to a bank with interest set
  at "prime rate" or "Euro-rate" as of December 31, 1995.
  Interest payments are due monthly in arrears with unpaid
  principal due April 30, 1999. The rate was 7.1% as of
  December 31, 1995. The note was paid in full during
  1996......................................................    3,500         --
Notes payable to Beverly Health and Rehabilitation Services, with interest rates of 9.0% on the original $600 and 7.5%
  on the remaining $3,000. These notes are secured by a deed of trust for real estate. The $600 note is payable in
  annual installments of $100, with final payment due April
  30, 2001. The remaining notes are due at maturity on April
  30, 2001..................................................    3,600      3,500
Other.......................................................       54         27
                                                              -------    -------
                                                               17,717     29,723
  Less current portion......................................      123        111
                                                              -------    -------
                                                              $17,594    $29,612
                                                              =======    =======

     On December 23, 1996, the Company entered into a new revolving credit facility with its banks: PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; and Bank One, Kentucky, N.A. The facility provides for maximum borrowings of $65 million, including up to $10 million in letters of credit. It expires and is due at maturity in December 2001, subject to extension. The credit facility is secured by all accounts receivable and general intangibles of the Company. As of December 31, 1996, letters of credit in the amount of $3.5 million were outstanding. Under the facility, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the outstanding borrowing.

     As of December 31, 1996, uncleared checks in the amount of $3.1 million were outstanding and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, debt service coverage ratios and ratio of total indebtedness to cash flow from operations. The Company was in

                        RES-CARE, INC. AND SUBSIDIARIES
compliance with all covenants as of December 31, 1996. The interest rate was 6.9% and 6.4% as of December 31, 1995, and 1996, respectively.

     Interest expense was $38, $488 and $1,225 in the years 1994, 1995 and 1996, respectively. During 1995, $136 of interest paid was capitalized as part of the purchase and renovation of a corporate office building.

     Maturities of long-term debt are as follows:

                                                                       YEARS ENDED
                                                                       DECEMBER 31
                                                                      --------------
                                                                      (IN THOUSANDS)
        1997........................................................     $   111
        1998........................................................         107
        1999........................................................         108
        2000........................................................         101
        2001........................................................      29,296
                                                                         -------
                                                                         $29,723
                                                                         =======

6.  ACCRUED EXPENSES

     Accrued expenses are as follows:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                       1995       1996
                                                                      -------    -------
                                                                        (IN THOUSANDS)
        Accrued trade payables......................................  $ 1,493    $ 1,963
        Accrued wages and payroll taxes.............................    4,512      5,572
        Accrued vacation............................................    1,357      1,710
        Accrued workers' compensation...............................    1,591      1,395
        Other.......................................................    4,403      5,270
                                                                      -------    -------
                                                                      $13,356    $15,910
                                                                      =======    =======

7.  INCOME TAXES

     Total income tax expense (benefit) is summarized as follows:

                                                            YEARS ENDED DECEMBER 31
                                                          ---------------------------
                                                           1994      1995       1996
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Income from continuing operations.......................  $3,862    $ 4,699    $5,518
Discontinued operations.................................      92      6,307        --
Shareholders' equity, for tax benefits related to stock
  options...............................................      --         --      (498)
                                                          ------    -------    ------
                                                          $3,954    $11,006    $5,020
                                                          ======    =======    ======

                        RES-CARE, INC. AND SUBSIDIARIES

     Income tax expense (benefit) attributable to income from continuing operations is summarized as follows:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                            1994      1995      1996
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Federal:
  Current................................................  $3,495    $4,017    $3,937
  Deferred...............................................    (619)     (492)      317
                                                           ------    ------    ------
          Total federal..................................   2,876     3,525     4,254
                                                           ------    ------    ------
State and local:
  Current................................................   1,164     1,317     1,042
  Deferred...............................................    (178)     (143)      222
                                                           ------    ------    ------
          Total state and local..........................     986     1,174     1,264
                                                           ------    ------    ------
          Total income tax expense.......................  $3,862    $4,699    $5,518
                                                           ======    ======    ======

     A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. Federal income tax rate of 34% to pretax income follows:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                            1994      1995      1996
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Federal income tax at the statutory rate.................  $3,042    $4,035    $4,831
Increase (decrease) in income taxes:
Additional federal income tax............................     184        --        --
State taxes, net of federal benefit......................     636       732       857
Other....................................................      --       (68)     (170)
                                                           ------    ------    ------
                                                           $3,862    $4,699    $5,518
                                                           ======    ======    ======

                        RES-CARE, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996, are presented below:

                                                                DECEMBER 31
                                                              ----------------
                                                               1995      1996
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable, principally due to allowance for
     contractual adjustments................................  $  765    $  774
  Workers' compensation costs, principally due to accrual
     for financial reporting purposes.......................     636       558
  Health insurance costs, principally due to accrual for
     financial reporting purposes...........................     157        --
  Compensated absences, due to accrual for financial
     reporting purposes.....................................     249       371
  Other liabilities and reserves, deductible in different
     periods for financial reporting and tax purposes.......     503       911
     Other..................................................      96        40
                                                              ------    ------
          Total gross deferred tax assets...................   2,406     2,654
                                                              ------    ------
Deferred tax liabilities:
  Accounts receivable, principally due to experience rated
     revenue recognition for income tax reporting
     purposes...............................................      64        74
  Property and equipment, due to differences in
     depreciation...........................................     115       104
  Deferred start-up costs, due to capitalization for
     financial reporting purposes...........................     384       969
  Amortization of goodwill and licenses.....................     167       337
  Other.....................................................      --        33
                                                              ------    ------
          Total gross deferred tax liabilities..............     730     1,517
                                                              ------    ------
  Net deferred tax asset....................................  $1,676    $1,137
                                                              ======    ======
Classified as follows:
  Deferred income tax asset.................................  $2,313    $2,498
  Deferred income tax liability.............................     637     1,361
                                                              ------    ------
  Net deferred tax asset....................................  $1,676    $1,137
                                                              ======    ======

     No valuation allowance for deferred tax assets was required as of December 31, 1994, 1995 or 1996, nor was there any change in the total valuation allowance for the years ended December 31, 1995 and 1996. The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

8.  SEGMENT INFORMATION

     The Company's continuing operations, all of which are in the United States and Puerto Rico, are broken into two business segments as described in note 1.

     Operating income is defined as net revenues less facility, program and operating expenses. Identifiable assets are those assets used in the operations of each business segment. The following table shows net revenues, operating income and other financial information by business segment.

                        RES-CARE, INC. AND SUBSIDIARIES

                                                       FACILITY AND                DEPRECIATION
                                              NET         PROGRAM      OPERATING       AND        IDENTIFIABLE     CAPITAL
AS OF AND FOR THE YEARS ENDED DECEMBER 31:  REVENUES     EXPENSES       INCOME     AMORTIZATION      ASSETS      EXPENDITURES
------------------------------------------  --------   -------------   ---------   ------------   ------------   ------------
                                                                             (IN THOUSANDS)
1994
Disabilities services.....................  $109,254       96,889        6,723        1,088          24,554          2,589
Youth services............................    28,600       25,544        1,523           --           4,004             --
Corporate and other.......................        --           --           --          267          19,065          1,084
                                            --------      -------       ------        -----         -------         ------
          Total...........................   137,854      122,433        8,246        1,355          47,623          3,673
                                            ========      =======       ======        =====         =======         ======
1995
Disabilities services.....................  $140,302      124,220        8,853        1,434          56,040          4,259
Youth services............................    31,366       27,529        2,134           --           5,250             --
Corporate and other.......................        --           --           --          666          23,203          8,186
                                            --------      -------       ------        -----         -------         ------
          Total...........................   171,668      151,749       10,987        2,100          84,493         12,445
                                            ========      =======       ======        =====         =======         ======
1996
Disabilities services.....................  $175,361      152,243       12,665        2,486          78,601          4,764
Youth services............................    42,985       38,221        2,341          104           8,843            170
Corporate and other.......................        --           --           --        1,006          24,651            709
                                            --------      -------       ------        -----         -------         ------
          Total...........................  $218,346      190,464       15,006        3,596         112,095          5,643
                                            ========      =======       ======        =====         =======         ======

     The Company accounts for contractual adjustments by charging them against revenues, as follows:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Disabilities services.......................................   $575     $575     $800
Youth services..............................................    163       --       --
                                                               ----     ----     ----
                                                               $738     $575     $800
                                                               ====     ====     ====

9.  BENEFIT PLANS
     (In thousands, except share and per share data)

     On January 1, 1995, the Company amended and restated its Money Purchase Pension Plan in its entirety as the Res-Care, Inc. Retirement Savings Plan. In connection with this plan, the Company contributed an amount equal to 3% of eligible employee salary and an additional 3% of employee salary in excess of $40. Total expenses relating to this plan for the years ended December 31, 1994, 1995 and 1996, were $1,360, $1,357 and $1,883, respectively.

     On January 1, 1995, as part of the Retirement Savings Plan, the Company established a 401(k) plan in which eligible employees may participate. In connection with the plan, the Company matches one-half of the employee's contribution up to a maximum of 2%. The total expense relating to this plan for the years ended December 31, 1995 and 1996 was $344 and $354 respectively.

     The Company has stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards

                        RES-CARE, INC. AND SUBSIDIARIES

No. 123, the Company's net income and income per share amounts would have been reduced to the pro forma amounts indicated below.

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                                 1995             1996
                                                              ----------        ---------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
INCOME DATA:
As Reported
  Income from continuing operations.........................     $ 7,169           $8,691
  Income from operation of unconsolidated affiliate sold....         428               --
  Gain from sale of unconsolidated affiliate................       8,819               --
                                                                 -------           ------
  Net income................................................     $16,416           $8,691
                                                                 =======           ======
Pro Forma
  Income from continuing operations.........................       7,012            8,280
  Income from operation of unconsolidated affiliate sold....         428               --
  Gain from sale of unconsolidated affiliate................       8,819               --
                                                                 -------           ------
  Net income................................................     $16,259           $8,280
                                                                 =======           ======
INCOME PER SHARE DATA:
As Reported
  Income from continuing operations per share...............        0.74             0.87
  Income from discontinued operations per share.............        0.04               --
  Gain from sale of discontinued operations per share.......        0.91               --
                                                                 -------           ------
  Net income per share......................................     $  1.69           $ 0.87
                                                                 =======           ======
Pro Forma
  Income from continuing operations per share...............        0.72             0.83
  Income from discontinued operations per share.............        0.04               --
  Gain from sale of discontinued operations per share.......        0.91               --
                                                                 -------           ------
  Net income per share......................................     $  1.67           $ 0.83
                                                                 =======           ======

     The Company's stock-based compensation plans are fixed stock option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to its salaried officers and employees for up to 2,534,062 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is normally five years. All options, except those granted to its president and chief executive officer, vest 20 percent per year over five years. Options for 97,500 shares granted to the president and chief executive officer on October 26, 1995 vested immediately, and options for 112,797 shares granted to the president and chief executive officer on November 5, 1996 vest 100% on March 15, 1997.

     Under a stock option plan adopted October 28, 1993, 60,000 shares are available for issuance to nonemployee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: no dividends paid, as it has been the Company's policy not to declare or pay dividends since its initial public offering in 1992

                        RES-CARE, INC. AND SUBSIDIARIES
and the Company does not anticipate paying dividends in the foreseeable future; expected volatility, 49%; risk-free interest rate, 6.368%; and expected lives, five to six years.

     Stock option activity is shown below:

                                                           1995                    1996
                                                   --------------------    ---------------------
                                                              WEIGHTED-                WEIGHTED-
                                                               AVERAGE                  AVERAGE
                                                              EXERCISE                 EXERCISE
                  FIXED OPTIONS                    SHARES       PRICE       SHARES       PRICE
                  -------------                    -------    ---------    --------    ---------
Outstanding at beginning of year.................  635,175     $ 6.06       849,210     $ 7.59
Granted..........................................  295,050      11.44       397,647      11.82
Exercised........................................  (27,900)      7.50      (222,725)      6.54
Canceled.........................................  (53,115)     10.89       (40,935)     11.24
                                                   -------                 --------
Outstanding at end of year.......................  849,210       7.59       983,197       9.39
                                                   =======                 ========
Exercisable at end of year.......................  400,814     $ 4.57       490,780     $ 6.79
                                                   =======                 ========
Weighted-average fair value of options granted
  during the year................................    $3.93                    $4.08
                                                   =======                 ========

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                              OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   ------------------------------------
      RANGE OF               NUMBER         WEIGHTED-AVERAGE                           NUMBER
      EXERCISE           OUTSTANDING AT        REMAINING       WEIGHTED-AVERAGE    EXERCISABLE AT     WEIGHTED-AVERAGE
       PRICES           DECEMBER 31, 1996   CONTRACTUAL LIFE    EXERCISE PRICE    DECEMBER 31, 1996    EXERCISE PRICE
      --------          -----------------   ----------------   ----------------   -----------------   ----------------
      $ 1 to  8              256,050           0.4 years            $ 2.84             256,050             $ 2.84
       10 to 12              608,350           4.0                   10.90             233,230              11.02
       15 to 19              112,797           5.8                   15.25                  --                 --
       20 to 25                6,000           4.4                   24.50               1,500              24.50
                             -------                                                   -------
      $ 1 to 25              983,197           3.3                  $ 9.39             490,780             $ 6.79
                             =======                                                   =======

10.  ACQUISITIONS

     During the three years ended December 31, 1996, the Company has made various acquisitions as set forth below, all of which have been accounted for as purchases (also see note 13). The consolidated financial statements include the operating results of each business acquired from the date of its acquisition. Except for the acquisitions of the 12 Beverly facilities and the 44 group homes in Texas, pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

     On August 31, 1993, the Company entered into an agreement with several companies controlled by a single shareholder to acquire up to 59 group homes in Texas under leasing arrangements with certain obligations and options to purchase over a three-year period. In 1995, the Company completed the purchase under the agreement acquiring 44 group homes. The purchase price of the 44 group homes and other assets was $5.7 million, of which $3.5 million was paid in cash and the balance by mortgages previously acquired and

                        RES-CARE, INC. AND SUBSIDIARIES
other accrued expenses. The Company has been operating 57 of the group homes since September 1, 1993. The allocation of the purchase price for the 44 group homes was as follows:

                                                                (IN THOUSANDS)
Buildings, land and equipment..............................         $3,314
Licenses, at cost..........................................          1,572
Excess of acquisition cost over net assets acquired........            845
                                                                   -------
                                                                    $5,731
                                                                   =======

     On May 1, 1995, the Company acquired the assets of 12 intermediate care facilities for persons with mental retardation from Beverly Enterprises. The purchase price was $16.7 million. The purchase price was paid with $12.6 million in cash and three promissory notes to Beverly in the amount of $3.6 million. The purchase price also included $.5 million of other costs associated with the acquisition. The allocation of the purchase price was as follows:

                                                                (IN THOUSANDS)
Buildings, land and equipment..............................         $11,027
Excess of acquisition cost over net assets acquired........           5,417
Inventory..................................................             199
Other......................................................              11
                                                                    -------
                                                                    $16,654
                                                                    =======

     The following summary of results of operations on a pro forma basis gives effect to the acquisition of the 12 Beverly facilities and the acquisition of the 44 group homes in Texas as though both acquisitions had taken place as of January 1, 1994:

                                                                YEARS ENDED
                                                           ---------------------
                                                             1994        1995
                                                           ---------   ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net revenues.............................................   $169,312    $182,081
Income from continuing operations........................      6,160       7,612
Net income...............................................      7,214      16,859
Income from continuing operations per share..............       0.64        0.79
Net income per share.....................................   $   0.75    $   1.74

     During the year ended December 31, 1996, the Company made eight acquisitions. Seven of the acquisitions were businesses providing disabilities services. The other acquisition was a provider of youth services. The total purchase price of these acquisitions was $12.6 million in cash, allocated as follows:

                                                                (IN THOUSANDS)
Buildings, land and equipment..............................         $ 5,950
Excess of acquisition cost over net assets acquired........           6,361
Other......................................................             263
                                                                    -------
                                                                    $12,574
                                                                    =======

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates from 1997 through 2002. Total rent expense was approximately $7,558,

                        RES-CARE, INC. AND SUBSIDIARIES

$8,446 and $9,166 for the years ended December 31, 1994, 1995 and 1996, respectively. Approximate future minimum lease payments under all non-cancellable operating leases are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                                --------------
                                                                (IN THOUSANDS)
1997........................................................        $7,933
1998........................................................         6,364
1999........................................................         4,539
2000........................................................         1,758
2001........................................................         1,281
Thereafter..................................................        $2,237

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company is a party to litigation in Indiana in which the state's methodology for calculating reimbursement is being contested. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information:

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               1994     1995     1996
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Cash paid for:
Interest....................................................  $   27   $  439   $1,226
Income taxes................................................   4,692    9,909    4,362
Supplemental schedule of noncash investing and financing
  activities:
Notes payable resulting from purchase of property and
  equipment.................................................  $   78   $3,600       --

13.  SUBSEQUENT EVENT

     Effective January 1, 1997, the Company acquired all of the partnership interests in Premier Rehabilitation Centers in exchange for 409,250 shares of the Company's common stock in a business combination to be accounted for as a pooling of interests. Historical financial information presented in future financial statements will be restated to include Premier Rehabilitation Centers. The following summarized operating data gives effect to the acquisition as if it occurred on January 1, 1994, and includes the impact of income taxes as if the partnership's operations had been taxed as a corporation.

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1994          1995          1996
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma:
Income data:
  Net revenues.....................................    $142,958      $177,428      $224,265
  Income from continuing operations................       5,107         7,255         9,151
  Net income.......................................       6,161        16,502         9,151
Income per share data:
  Income from continuing operations per share......        0.51          0.72          0.88
  Net income per share.............................        0.61          1.63          0.88
  Weighted average shares used in per share
     calculation...................................      10,084        10,093        10,432

                        RES-CARE, INC. AND SUBSIDIARIES

14.  QUARTERLY DATA (UNAUDITED)

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          -------    -------    -------    -------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
----------------------------------------
Net revenues............................  $35,670    $41,003    $46,096    $48,899    $171,668
Facility and program contribution.......    3,931      4,824      5,534      5,630      19,919
Income from continuing operations.......    1,296      1,673      1,983      2,217       7,169
Net income..............................    1,543     10,758      1,983      2,132      16,416
Income from continuing operations per
  share.................................     0.14       0.17       0.20       0.23        0.74
Discontinued operations:
  Income from operation of
     unconsolidated affiliate sold, net
     of applicable income taxes, per
     share..............................     0.02       0.02         --         --        0.04
  Gain from sale of unconsolidated
     affiliate, net of applicable income
     taxes, per share...................       --       0.92         --      (0.01)       0.91
Net income per share....................     0.16       1.11       0.20       0.22        1.69
1996
----------------------------------------
Net revenues............................  $52,688    $52,685    $54,919    $58,054    $218,346
Facility and program contribution.......    6,102      6,429      7,324      8,027      27,882
Net income..............................    1,817      2,004      2,299      2,571       8,691
Net income per share....................     0.18       0.20       0.23       0.26        0.87

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                      REFERENCE
                                                                      FORM 10-K
                                                                       ANNUAL
                                                                       REPORT
                                                                        PAGE
                                                                      ---------
(a)(1)  Index to Consolidated Financial Statements-Res-Care, Inc.
          and Subsidiaries:
        Independent Auditors' Report................................      24
        Consolidated Balance Sheets as of December 31, 1995 and
          1996......................................................      25
        Consolidated Statements of Income for the years ended
          December 31, 1994, 1995 and 1996..........................      26
        Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1994, 1995 and 1996..............      27
        Consolidated Statements of Cash Flows for the years ended
          December 31, 1994, 1995 and 1996..........................      28
        Notes to Consolidated Financial Statements..................      29

(a)(2)  Index to Consolidated Financial Statement Schedule-Res-Care,
          Inc. and Subsidiaries:
        Schedule as of and for the years ended December 31, 1994,
          1995 and 1996:
        Independent Auditors' Report................................     S-1
        Schedule II-Valuation and Qualifying Accounts...............     S-2

     All other schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RES-CARE, INC

Date: March 18, 1997                                      By: /s/ RONALD G. GEARY
                                               ----------------------------------------------
                                                              Ronald G. Geary
                                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

/s/ JAMES R. FORNEAR                   Chairman of the Board and Director     March 18, 1997
-------------------------------------
James R. Fornear

/s/ RONALD G. GEARY                    President, Chief Executive Officer     March 18, 1997
-------------------------------------  (Principal Executive Officer) and
Ronald G. Geary                        Director

/s/ E. HALSEY SANDFORD                 Executive Vice President-Development   March 18, 1997
-------------------------------------  and Director
E. Halsey Sandford

/s/ R. DAN BRICE                       Acting Executive Vice President,       March 18, 1997
-------------------------------------  Finance/Administration (Principal
R. Dan Brice                           Financial Officer and Principal
                                       Accounting Officer)

/s/ SEYMOUR L. BRYSON                  Director                               March 18, 1997
-------------------------------------
Seymour L. Bryson

/s/ W. BRUCE LUNSFORD                  Director                               March 18, 1997
-------------------------------------
W. Bruce Lunsford

/s/ SPIRO B. MITSOS                    Director                               March 18, 1997
-------------------------------------
Spiro B. Mitsos

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Res-Care, Inc.:

     Under date of February 26, 1997, we reported on the consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Louisville, Kentucky
February 26, 1997

                                 RES-CARE, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                COL. A               COL. B                   COL. C                              COL. D
       -------------------------   ----------   ----------------------------------   ---------------------------------
                                                            ADDITIONS
                                    BALANCE       CHARGED TO         CHARGED TO
                                       @             COST              OTHER                           DEDUCTION
YEAR          DESCRIPTION          JANUARY 1     AND EXPENSES         ACCOUNTS       DEDUCTIONS       DESCRIPTION
----   -------------------------   ----------   ---------------   ----------------   ----------   --------------------
       Allowance for Contractual                                                                  Accounts Receivables
1994          Adjustments          $1,733,218                         $738,522**      $488,891        Written-off
       Allowance for Contractual                                                                  Accounts Receivables
1995          Adjustments          $1,982,849                         $575,076**      $646,600        Written-off
       Allowance for Contractual                                                                  Accounts Receivables
1996          Adjustments          $1,911,325                         $800,000**      $765,893        Written-off

        COL. E
      -----------

       BALANCE @
YEAR  DECEMBER 31
----  -----------

1994  $1,982,849

1995  $1,911,325

1996  $1,945,432

** Charged to Revenue

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                               EXHIBIT
-------                             -------
  2.1     Agreement by and among Res-Care, Inc., RSCR California,
          Inc., Res-Care Illinois, Inc., Res-Care Kansas, Inc., and
          RSCR Texas, Inc. and Beverly Health and Rehabilitation
          Services, Inc., Beverly Enterprises-California, Inc.,
          Beverly Enterprises-Illinois, Inc., Beverly
          Enterprises-Kansas, Inc. and Beverly Enterprises-Texas, Inc.
          dated April 5, 1995 (excluding Exhibits and Schedules).
          Exhibit 2-1 to the Company's Report on Form 8-K dated May 1,
          1995 filed on May 12, 1995 is hereby incorporated by
          reference.

  2.2     Stock Purchase Agreement by and among Housecall Medical
          Resources Inc. and Res-Care, Inc., Blair S. Gordon and J.
          Paul Gordon dated as of May 31, 1995 (excluding Exhibits and
          Schedules). Exhibit 2-1 to the Company's Report on Form 8-K dated May 31, 1995 filed on June 15, 1995 is hereby incorporated by reference.

  3.1     Amended and Restated Articles of Incorporation of the
          Company as amended. Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

  3.2     Bylaws of the Company. Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

  4.1     Specimen Common Stock Certificate. Exhibit 4.1 to the
          Company's Registration Statement on Form S-1 (Reg. No.
          33-48749) is hereby incorporated by reference.

  4.2     Article VI of the Amended and Restated Articles of
          Incorporation of the Company included in Exhibit 3.1.

 10.1*    1991 Incentive Stock Option Plan of the Company (adopted
          April 24, 1991, amended and restated as of February 23,
          1995). Exhibit 4 to the Company's Registration Statement on
          Form S-8 (Reg. No. 33-80331) is hereby incorporated by reference.

 10.2*    Amended and Restated Employment Agreement, dated April 27,
          1992, between the Company and E. Halsey Sandford. Exhibit
          10.14 to the Company's Registration Statement on Form S-1
          (Reg. No. 33-48749) is hereby incorporated by reference.

 10.3* 1991 Compensation/Evaluation Bonus Plan. Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Reg. No.
          33-48749) is hereby incorporated by reference.

 10.4 1993 Nonemployee Directors Stock Ownership Incentive Plan of the Company (adopted October 28, 1993). Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 (Reg. No.
          33-76612) is hereby incorporated by reference.

 10.5     Amended and Restated Loan Agreement dated as of April 26,
          1995 by and among Res-Care, Inc., and PNC Bank, Kentucky,
          Inc. and National City Bank, Kentucky. Exhibit 10.7 to the
          Company's Report on Form 10-K for the year ending December
          31, 1995, is hereby incorporated by reference.

 10.6*    1994 Employee Stock Purchase Plan effective July 1, 1995.
          Exhibit 4.1 to the Company's Registration Statement on Form
          S-8 (Reg. No. 33-85964) is hereby incorporated by reference.

      10.7*  Employment Agreement dated as of October 26, 1995 between the Company and Ronald G. Geary.
             Exhibit 10-1 to the Company's Report on Form 10-Q for the quarter ending September 30,
             1995 is hereby incorporated by reference.
      10.8*  Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995. Exhibit 10.11 to the
             Company's Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.
      10.9   Second Amendment to Loan Instruments dated as of February 16, 1996 by and among Res-Care,
             Inc., and PNC Bank, Kentucky, Inc. National City Bank, Kentucky and Sun Trust Bank,
             Nashville, N.A. Exhibit 10.12 to the Company's Report on Form 10-K for the year ending
             December 31, 1995, is hereby incorporated by reference.
     10.10*  Second Amended and Restated Employment Agreement dated March 17, 1996, between the Company and E. Halsey Sandford. Exhibit 10.13 to the Company's Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.
     10.11*+ Amended and Restated Employment Agreement dated as of October 26, 1995, and amended
             November 5, 1996, between the Company and Ronald G. Geary.
    10.12+   Loan Agreement dated December 23, 1996, by and among Res-Care, Inc. and all of its subsidiaries and PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank,
             Nashville, N.A. and Bank One, Kentucky, N.A.
     10.13*+ Employment Agreement dated January 1, 1997, between the Company and Jeffrey M. Cross.
     21.1+   Subsidiaries of the Company.
     23.1+   Consent of KPMG Peat Marwick LLP.
        27   Financial Data Schedule (for SEC use only)

---------------
* Management contracts or compensatory plan or arrangements.
+ Filed herewith.