Form 10-Q
period 1997-03-31
RES CARE INC /KY/
filed 1997-05-14
CIK 776325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

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

The number of shares outstanding of the Registrant's common stock, no par value, on March 31, 1997 was 10,067,223.

                                 RES-CARE, INC.
                                      INDEX

PART I.          FINANCIAL INFORMATION                                    PAGE
                                                                         NUMBER
Item 1.          Condensed Consolidated Financial Statements               3
                 (Unaudited)

                 Condensed Consolidated Balance Sheets at March 31, 1997   3
                 and December 31, 1996


                 Condensed Consolidated Statements of Income for the      4
                 three months ended March 31, 1997 and 1996


                 Condensed Consolidated Statements of Cash Flows for the   5
                 three months ended March 31, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements --   6
                 March 31, 1997

Item 2.          Management's Discussion and Analysis of Financial         7
                 Condition and Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                        12

Item 2.          Changes in Securities                                    13

Item 3.          Defaults Upon Senior Securities                          13

Item 4.          Submission of Matters to a Vote of Security Holders      13

Item 5.          Other Information                                        13

Item 6.          Exhibits and Reports on Form 8-K                         13

                 Index to Exhibits                                        14

                 Signatures                                               15

PART I FINANCIAL INFORMATION
ITEM I
RES-CARE, INC. AND SUBSIDIARIES



CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                MARCH 31,        DECEMBER 31,
                                                                    1997             1996
                                                                ----------       -------------
                                                                (UNAUDITED)         (NOTE)
                                                                        (in thousands)

Assets:
-----------------
Current assets:
      Cash and cash equivalents                                   $  8,244          $  7,932
      Accounts and notes receivable, less allowance
         for contractual adjustments of $2,249 in
         1997 and $1,945 in 1996                                    45,199            33,996
      Inventories                                                      656               656
      Deferred income taxes                                          2,863             2,498
      Other current assets                                           1,935             1,961
                                                                  --------          --------
            Total current assets                                    58,897            47,043


Property and equipment, less accumulated
   depreciation of $8,297 in 1997 and
   $7,568 in 1996                                                   48,035            43,581
Deferred start-up cost less accumulated
   amortization of $3,282 in 1997 and
   $3,123 in 1996                                                    3,736             3,456
Excess of acquisition costs over net assets acquired,
    less accumulated amortization of $799 in 1997
    and $633 in 1996                                                19,346            14,558
Licenses costs less accumulated amortization of
    $184 in 1997 and $158 in 1996                                    2,999             3,013
Long-term receivables and advances to managed facilities             1,105             1,102
Long-term deferred income taxes                                        753                --
Other assets                                                         3,822             2,559


                                                                  ========          ========
            Total Assets                                          $138,693          $115,312
                                                                  ========          ========


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
      Notes payable                                               $    127          $    369
      Trade accounts payable                                         6,112             5,241
      Accrued expenses                                              18,403            16,059
      Accrued income taxes                                           3,537             2,021
                                                                  --------          --------
            Total current liabilities                               28,179            23,690
                                                                  --------          --------


Long-term liabilities                                                1,812             1,421
Long-term debt                                                      45,336            30,672
Long-term deferred income taxes                                         --             1,361
                                                                  --------          --------
            Total liabilities                                       75,327            57,144
                                                                  --------          --------

Minority interest in equity of
       consolidated subsidiary                                         117                73
                                                                  --------          --------

Shareholders' equity:
      Preferred shares, no par value, authorized
         1,000 shares, no shares issued
         or outstanding                                                 --                --
      Common stock, no par value, authorized
         20,000 shares, issued 13,838
         shares in 1997 and 1996                                    15,535            15,535
      Additional paid in capital                                     6,782             4,035
      Retained earnings                                             44,687            42,314
                                                                  --------          --------
                                                                    67,004            61,884
      Less cost of common shares in treasury
         (3,770 shares in 1997 and 3,804
          shares in 1996)                                            3,755             3,789
                                                                  --------          --------
            Total shareholders' equity                              63,249            58,095
                                                                  --------          --------
            Total liabilities and shareholders' equity            $138,693          $115,312
                                                                  ========          ========


See notes to condensed consolidated financial statements
Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited supplemental balance sheet at that date. (see note 3).

                                        3

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)


                                                                           Three Months Ended
                                                                                 March 31
                                                                  -----------------------------------------

                                                                        1997                      1996
                                                                  -----------------       -----------------


          Net revenues                                             $     64,867           $     54,066

          Operating expenses:
                Facility and program expenses                            56,121                 47,676
                Corporate general and administrative                      2,565                  2,385
                Depreciation and amortization                             1,179                    789
                Nonrecurring acquisition related expenses                   149                      -
                                                                   ------------           ------------
                      Total operating expenses                           60,014                 50,850
                                                                   ------------           ------------


          Operating income                                                4,853                  3,216
          Other expenses (income):
                Gain from sale of assets                                    (15)                   (15)
                Interest expense                                            562                    270
                Interest income                                            (116)                  (106)
                                                                   ------------           ------------
                      Total other expenses, net                             431                    149

          Minority Interest in (income) loss of
                 consolidated subsidiary                                    (44)                    10
                                                                   ------------           ------------


          Income before income taxes                                      4,378                  3,077
                Income taxes                                              1,771                  1,156
                                                                   ------------           ------------
          Net income                                                      2,607                  1,921
                                                                   ============           ============


          Income data:
                Income  per share                                  $       0.25           $       0.19
                                                                     ==========             ==========


                Weighted average shares used in per share
                    calculation                                      10,517,339             10,230,215


See notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)


                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                            --------------------------
                                                                                               1997              1996
                                                                                               ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                             $  2,607           $ 1,921
     Adjustments to reconcile net income to net cash (used in)
               provided by operating activities:
          Depreciation and amortization                                                        1,179               789
          Provision for contractual adjustments                                                  309               200
          Deferred income taxes - net                                                           (159)              (24)
          Provision for compensation - stock options                                              --                 4
          Gain from sale of assets                                                               (15)              (15)
          Income (loss) applicable to minority interest of consolidated subsidiary                44               (10)

     Changes in operating assets and liabilities
          Increase  in accounts and notes  receivable                                        (11,524)           (3,550)
          Decrease (increase)  in inventories                                                      7               (86)
          Decrease (increase)  in other current assets                                           174              (166)
          Increase  in other  assets                                                             (76)               (1)
          Increase  in trade accounts payable                                                    871                34
          Increase  in accrued expenses                                                        2,224             1,614
          Increase  in accrued income taxes                                                    1,613             1,032
          Decrease in long-term liabilities                                                     (285)              (37)
                                                                                            --------           -------
               Net cash (used in) provided by operating activities                            (3,031)            1,709
                                                                                            --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                       (3,174)           (1,326)
     Acquisition of businesses                                                                (7,336)               --
     Payments received on notes from sale of assets                                               10                10
     Deferred start-up costs                                                                    (391)             (364)
     Increase in goodwill                                                                        (71)             (180)
     (Increase) decrease in other assets                                                        (129)               23
                                                                                            --------           -------
               Net cash used in investing activities                                         (11,091)           (1,837)
                                                                                            --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowings                                                                14,304                --
     Repayment of long-term debt                                                                  --            (1,179)
     Proceeds received from exercise of stock options                                            364               258
     Partnership distributions                                                                  (234)             (196)
                                                                                            --------           -------
               Net cash  provided by (used in) financing activities                           14,434            (1,117)
                                                                                            --------           -------

Increase (decrease)  in cash and cash equivalents                                                312            (1,245)

Cash and cash equivalents at beginning of period                                               7,932             7,461
                                                                                            --------           -------
Cash and cash equivalents at end of period                                                  $  8,244           $ 6,216
                                                                                            ========           =======

See notes to condensed consolidated financial statements.

                                 Res-Care, Inc.
              Notes to Condensed Consolidated Financial Statements


NOTE 1.           Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2.           Long-term Debt

                  As of March 31, 1997, the Company had a revolving credit facility with its banks: PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; and Bank One, Kentucky, N.A. The facility provides for maximum borrowings of $65 million, including up to $10 million in letters of credit. It expires and is due at maturity in December 2001, subject to extension. The credit facility is secured by all accounts receivable and general intangibles of the Company. As of March 31, 1997, letters of credit in the amount of $4.6 million were outstanding and $18.9 million was available under the revolving credit facility for additional borrowing. Under the facility, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the outstanding borrowing.

                  As of March 31, 1997, uncleared checks in the amount of $4.0 million were outstanding and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, debt service coverage ratios and ratio of total indebtedness to cash flow from operations. The Company was in compliance with all covenants as of March 31, 1997.

NOTE 3.

                  Effective January 1, 1997, the Company acquired all of the partnership interests in Premier Rehabilitation Centers in exchange for 409,250 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Historical financial information presented in this and future consolidated financial statements is restated to include Premier Rehabilitation Centers.

ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

I.       Results of Operations

         Three months ended March 31, 1997 compared to March 31, 1996

         Revenues

                  Total net revenues for the first quarter of 1997 increased by 20.0%, or $10.8 million, to $64.9 million compared to $54.1 million for the first quarter of 1996. Of the increase, 80.6% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 19.8%, or $8.7 million, to $52.6 million in the first quarter of 1997 compared to $43.9 million in the first quarter of 1996. Revenues increased primarily as a result of acquisitions and certain cost-of-living and other rate adjustments providing reimbursement for payroll and other expenses incurred in prior periods. Average revenue per census day increased to $120.15 in the first quarter of 1997 compared to $117.46 for the same period in 1996, an increase of 2.3% primarily due to rate increases in some states. Average disabilities services facility and program occupancy rates for the first quarter of 1997 were 97.4% compared to 97.8% for the first quarter of 1996.

                  In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages in that state. A preliminary injunction has been granted in a lawsuit by individual consumers which requires the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities pending approval of an alternate plan by the U.S. Health Care Financing Administration. In Tennessee, new regulations which could affect the management fees of the Company under its management contracts with not-for-profit providers for group homes have been withdrawn and regulations have been proposed, but not yet enacted, that are acceptable to providers and managers. The Company is unable, at this time, to determine the extent of the effect any such regulations will have on revenues and profit contributions.

                  In March 1997, certain small providers brought an action against the Texas Department of Mental Health and Mental Retardation seeking to enjoin the implementation of a provision (not applicable to the Company) of a new reimbursement system implemented in Texas effective January 1, 1997. The new reimbursement system was the result of a settlement of litigation brought by a provider association challenging prior rate structures. The new reimbursement system has favorably affected the Company's first quarter results, and Texas has been paying under the new rates during the first quarter notwithstanding the pendency of the litigation. The plaintiffs continue to seek a temporary injunction restraining implementation of the challenged provision. A hearing on the temporary injunction was concluded on April 30, 1997 and the parties await the judge's ruling. While management of the Company, after consultation with counsel participating in the litigation on behalf of the provider association, believes that it is not likely that the ultimate effect of the litigation (and any administrative actions that may follow) will result in the new Texas reimbursement system being set aside, an adverse ruling in the proceedings could affect period to period comparisons.

                  Youth services net revenues for the first quarter of 1997 increased by 21.8%, or $2.2 million, to $12.3 million compared to $10.1 million during the first quarter of 1996. The increase resulted primarily from an acquisition by and a new contract awarded to Youthtrack and acquisitions by Alternative Youth Services that were operational in the first quarter of 1997 compared to the same period of 1996.

         Facility and Program Expenses

                  Facility and program expenses in the first quarter of 1997 increased 17.7%, or $8.4 million, compared to the first quarter of 1996. Of this increase, $6.8 million, or 81.0% was due to payroll and payroll-related expenses. These expenses reflected additional personnel as well as other costs associated with new facilities and programs in both of the Company's divisions. Facility and program expenses in the first quarter of 1997 decreased as a percentage of total net revenues to 86.5% from 88.2% for the same period of 1996.

                  Disabilities services facility and program expenses in the first quarter of 1997 increased 17.3%, or $6.7 million, to $45.3 million compared to $38.6 million during the first quarter of 1996. Payroll and payroll-related expenses represented 80.6% of the increase due primarily to the additional personnel and other costs associated with the new facilities and programs that were operational in the first quarter of 1997 as compared to 1996. As a percentage of net revenues, disabilities services facility and program expenses in the first quarter of 1997 decreased to 86.2% from 87.9% for the same period in 1996.

                  Youth services facility and program expenses in the first quarter of 1997 increased 18.7%, or $1.7 million, to $10.8 million compared to $9.1 million during the first quarter of 1996. Payroll and payroll-related expenses represented 82.4% of the increase due primarily to the additional facilities and programs that were operational during the first quarter of 1997 compared to the same period in 1996. As a percentage of net revenues, youth services facility and program expenses decreased to 87.9% in the first quarter of 1997 from 89.5% for the first quarter of 1996. This decrease was due primarily to Youthtrack revenues which commenced in July 1996.

         Other Operating Expenses

                  Corporate general and administrative expenses increased 7.5%, or $180,000, in the first quarter of 1997 compared to the first quarter of 1996. Payroll and payroll-related expenses represented 90% of the increase due primarily to the addition of support staff and increase in staff salaries. Corporate general and administrative expenses in the first quarter of 1997 decreased as a percentage of total net revenues to 4.0% from 4.4% for the same period in 1996.

                  Depreciation and amortization expenses in the first quarter of 1997 increased 52.1%, or $390,000, to $1.2 million compared to $789,000 during the first quarter of 1996. The increase resulted primarily from the purchase of real property and intangible assets since the first quarter of 1996.

                  Net interest expense in the first quarter of 1997 increased $282,000 to $446,000 compared to $164,000 for the first quarter of 1996. The increase resulted primarily from the increased utilization of the Company's credit facility for acquisitions made during 1996.

         Liquidity and Capital Resources

                  For the first three months of 1997, net cash used in operating activities was $3.0 million compared to $1.7 million in net cash provided by operating activities for the first three months of 1996, an increase of $4.7 million in net cash used. The increase was due primarily to the increase in accounts and notes receivable.

                  During the first quarter of 1997, net cash used in investing activities was $11.1 million compared to $1.8 million for the first three months of 1996, an increase of $9.3 million, due primarily to the purchase of property and equipment and the acquisition of businesses and related assets.

                  For the first three months of 1997, net cash provided by financing activities was $14.4 million compared to $1.1 million net cash used in financing activities for the first three months of 1996, an increase of $15.5 million in net cash provided. The increase was due primarily to long-term borrowings for acquisitions.

                  As of March 31, 1997, the Company had $18.9 million available on its line-of-credit and $8.2 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $4.6 million issued in connection with workers' compensation insurance and certain facility leases.

                  Subsequent to March 31, 1997, the Company closed on a secondary public offering of its common stock which generated proceeds of $26.3 million after estimated expenses of $450,000 incurred in connection with the offering. Net proceeds were used to pay down the Company's line-of-credit.

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

                  Changes in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts and other rights to provide services to the consumer bases it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or programs or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and other assets as a means of increasing the number of consumers served, and changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

                  Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations, such as those described herein, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

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

II.      OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is a party to legal and/or administrative proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, the Company and another provider are in litigation with the State over the rate-setting methodology for larger facilities. There has been no decision in the case. If the State is ultimately successful on all issues, it could result in a reduction of net revenues to the Company of approximately $1.3 million for the thirty-three months ended March 31, 1997. Any reduction would be recorded against the Company's allowance for contractual adjustments and/or net revenues, as appropriate, in the period in which the issues are resolved. The Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial condition will not be material.

                  The Company is also involved in litigation against the landlord of four of the Company's larger facilities in Indiana. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter. The Company subleased three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired July 31, 1996 and the parties entered into a new lease, on essentially the same terms and conditions as the previous sublease, which has recently been extended until December 31, 1997. These three facilities account for approximately $6.0 million annual revenues. As a result of these matters, the Company may be compelled or may elect ultimately to reduce certain of its facility-based operations in Indiana.

                  The Kentucky Department of Medicaid Services ("Kentucky") has notified the provider of record of a larger facility managed by the Company of certain adjustments to the facility cost report for the 1991 fiscal year as a result of the completion of its audit for that year. Kentucky has also audited the facility for fiscal years 1992 through 1995, but has not yet issued its audit report with respect to these years. The provider has filed an action for declaratory judgement and injunctive relief against Kentucky. The provider and the Company, in the opinion of their respective counsel for this matter, believe that there is a significant likelihood that the provider will ultimately prevail on the merits of its argument that the improper legal standards have been applied in the adjustments. The Company believes that upon application of the appropriate legal standards, the ultimate net effect of the adjustments on the results of its operations, cash flow or financial condition will not be material. However, if Kentucky ultimately prevails in the litigation and requires similar adjustments for the subsequent years under audit (fiscal years 1992 through 1995), up to $3.4 million of the provider's costs in the aggregate could be disallowed. The Company is unable at this time to determine the effect on the Company if Kentucky should prevail.

                  In addition, the Company is a party to various other legal proceedings encountered in the ordinary course of business. The Company believes that many of such lawsuits are without merit. Further, such claims are generally covered by insurance. The Company does not believe the results of such litigation will have a material adverse effect on its consolidated financial condition or results of operation.

Item 2.           Changes in Securities

                  (c) Effective January 1, 1997, the Company acquired all of the partnership interests in Premier Rehabilitation Centers from Stanley L. Goldstein, Walter A. Winshall and Premier Rehabilitation Centers, Inc., a corporation wholly owned by Stanley L. Goldstein, in exchange for 409,250 shares of the Company's common stock. The transaction was exempt from registration under Section 4 of the Securities Act of 1933 since the stock was issued only to the partners pursuant to the acquisition of their partnership interests and was not a public offering.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  Effective May 1, 1997, the Company entered into an employment agreement with Paul G. Dunn, Executive Vice President for Development, who will take over the primary responsibilities from E. Halsey Sandford. Mr. Sandford will remain involved with the Company as Senior Executive with a reduced time commitment and will remain on the Board of Directors.

Item 6.           Exhibits and Reports on Form 8-K

                 (a)    Exhibits:

                        10.1. Employment Agreement dated January 1, 1997, between the Company and Jeffrey M. Cross. Exhibit 10.13 to the Company's Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference.

                        10.2. Employment Agreement dated April 13, 1997 between the Company and Paul G. Dunn.

                        27.   Financial Data Schedule.

                 (b) On March 19, 1997, the Company filed a Report on Form 8-K to report the results of the first month of operations after its acquisition of Premier Rehabilitation Centers.

                                INDEX TO EXHIBITS



                                                                                    SEQUENTIALLY
      EXHIBIT                                                                         NUMBERED
      NUMBER                      DESCRIPTION OF DOCUMENT                           PAGE NUMBER
      ------                      -----------------------                           -----------

Exhibit 10.1 Employment Agreement dated January 1, 1997, between the Company and Jeffrey M. Cross. Exhibit 10.13 to the
                     Company's Report on Form 10-K for the year ending December
                     31, 1996 is hereby incorporated by reference.

Exhibit 10.2         Employment Agreement dated April 13, 1997 between the
                     Company and Paul G. Dunn.

Exhibit 27           Financial Data Schedule.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RES-CARE, INC.
Registrant


Date: May 14, 1997         By:   /s/ Ronald G. Geary
                              ------------------------------------------
                                Ronald G. Geary
                                President and Chief Executive Officer


Date: May 14, 1997         By:   /s/ R. Dan Brice
                              ------------------------------------------
                                R. Dan Brice
                                Acting Vice President of Finance/Administration