Form 10-Q
period 1997-06-30
RES CARE INC /KY/
filed 1997-08-14
CIK 776325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.

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

Yes  X       No
   -----       ----

The number of shares outstanding of the Registrant's common stock, no par value, on June 30, 1997 was 12,197,108.


                                 RES-CARE, INC.
                                      INDEX

                                                                                 PAGE
  PART I.                 FINANCIAL INFORMATION                                 NUMBER
Item 1.    Condensed Consolidated Financial Statements (Unaudited)                3

           Condensed Consolidated Balance Sheets at June 30, 1997 and             3
           December 31, 1996

           Condensed Consolidated Statements of Income for the three months       4
           ended June 30, 1997 and 1996, and the six months ended June 30,
           1997 and 1996

           Condensed Consolidated Statements of Cash Flows for the six            5
           months ended June 30, 1997 and 1996
           Notes to Condensed Consolidated Financial Statements -- June 30,       6
           1997

Item 2.    Management's Discussion and Analysis of Financial Condition and        7
           Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                      15

Item 2.    Changes in Securities                                                  16

Item 3.    Defaults Upon Senior Securities                                        16

Item 4.    Submission of Matters to a Vote of Security Holders                    16

Item 5.    Other Information                                                      17

Item 6.    Exhibits and Reports on 8-K                                            17

           Index to Exhibits                                                      19

           Signatures                                                             20

PART I FINANCIAL INFORMATION
ITEM I
RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,   DECEMBER 31,
                                                              1997        1996
                                                            --------    --------
                                                         (UNAUDITED)    (NOTE)
                                                              (in thousands)
Assets:
Current assets:
      Cash and cash equivalents                             $  9,603    $  7,932
      Accounts and notes receivable, less allowance
         for contractual adjustments of $2,570 in
         1997 and $1,945 in 1996                              40,950      33,996
      Inventories                                                690         656
      Deferred income taxes                                    2,995       2,498
      Other current assets                                     1,686       1,961
                                                            --------    --------
            Total current assets                              55,924      47,043


Property and equipment, less accumulated
   depreciation of $8,530 in 1997 and
   $7,568 in 1996                                             50,310      43,581
Deferred start-up cost less accumulated
   amortization of $3,455 in 1997 and
   $3,123 in 1996                                              3,843       3,456
Excess of acquisition costs over net assets acquired,
    less accumulated amortization of $999 in 1997
    and $633 in 1996                                          20,950      14,558
Licenses costs less accumulated amortization of
    $210 in 1997 and $158 in 1996                              2,985       3,013
Long-term receivables and advances to managed facilities       1,114       1,102
Long-term deferred income taxes                                  626        --
Other assets                                                   4,224       2,559
                                                            ========    ========
            Total Assets                                    $139,976    $115,312
                                                            ========    ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
      Notes payable                                    $         125    $    369
      Trade accounts payable                                   7,088       5,241
      Accrued expenses                                        18,264      16,059
      Accrued income taxes                                     1,040       2,021
                                                            --------    --------
            Total current liabilities                         26,517      23,690
                                                            --------    --------
Long-term liabilities                                          1,714       1,421
Long-term debt                                                17,316      30,672
Long-term deferred income taxes                                   38       1,361
                                                            --------    --------
            Total liabilities                                 45,585      57,144
                                                            --------    --------

Minority interest in equity of
       consolidated subsidiary                                   153          73
                                                            --------    --------
Shareholders' equity:
      Preferred shares, no par value, authorized
         1,000 shares, no shares issued
         or outstanding                                         --          --
      Common stock, no par value, authorized
         40,000 shares, issued 15,722 shares
         in 1997 and 13,838 shares in 1996                    41,731      15,535
      Additional paid in capital                               8,444       4,035
      Retained earnings                                       47,574      42,314
                                                            --------    --------
                                                              97,749      61,884
                                                            --------    --------
      Less cost of common shares in treasury
         (3,525 shares in 1997 and 3,804
          shares in 1996)                                      3,511       3,789
                                                            --------    --------
            Total shareholders' equity                        94,238      58,095
                                                            --------    --------
            Total liabilities and shareholders' equity      $139,976    $115,312
                                                            ========    ========

 See notes to condensed consolidated financial statements
 Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited supplemental balance sheet at that date. (see note 3).

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                              June 30                          June 30
                                                        1997            1996             1997            1996
                                                   ------------     ------------     ------------     ------------
Net revenues                                       $     69,990     $     54,156     $    134,857     $    108,222
Operating expenses:
      Facility and program expenses                      61,309           47,368          117,430           95,044
      Corporate general and administrative                2,250            2,326            4,815            4,711
      Depreciation and amortization                       1,376              837            2,555            1,626
      Nonrecurring acquisition related expenses               0             --                149
                                                   ------------     ------------     ------------     ------------
            Total operating expenses                     64,935           50,531          124,949          101,381
                                                   ------------     ------------     ------------     ------------

Operating income                                          5,055            3,625            9,908            6,841

Other expenses (income):
      (Gain) Loss from sale of assets                       (11)               6              (26)              (9)
      Interest expense                                      354              302              916              572
      Interest income                                      (162)            (110)            (278)            (216)
                                                   ------------     ------------     ------------     ------------
            Total other expenses, net                       181              198              612              347

Minority Interest in (income) loss of
       consolidated subsidiary                              (36)              11              (80)              21
                                                   ------------     ------------     ------------     ------------
Income before income taxes                                4,838            3,438            9,216            6,515
      Income taxes                                        1,951            1,266            3,722            2,422
                                                   ------------     ------------     ------------     ------------
Net income                                                2,887            2,172            5,494            4,093
                                                   ============     ============      ===========      ===========
Income data:
      Income  per share                                   $0.24            $0.21            $0.49            $0.39
                                                   ============     ============      ===========      ===========

      Weighted average shares used in per share
          calculation                                12,000,234       10,567,300       11,263,700       10,506,490


See notes to condensed consolidated financial statments.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                           Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                        1997           1996
                                                                        ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $  5,494     $  4,093
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                   2,555        1,627
          Provision for contractual adjustments                             645          400
          Deferred income taxes - net                                      (160)         370
          Provision for compensation - stock options                       --              4
          Gain from sale of assets                                          (26)          (9)
          Income (loss) applicable to minority interest of
           consolidated subsidiary                                           80          (21)

     Changes in operating assets and liabilities
          Increase  in accounts and notes  receivable                    (7,917)      (3,342)
          Increase  in inventories                                          (36)         (89)
          Decrease  in other current assets                                 433          333
          (Increase) decrease  in other  assets                            (187)          21
          Increase (decrease)  in trade accounts payable                  2,774         (130)
          Increase  in accrued expenses                                   2,057        1,267
          Increase  (decrease) in accrued income taxes                      306         (163)
          Decrease in long-term liabilities                                (410)         (75)
                                                                       --------     --------
               Net cash provided by operating activities                  5,608        4,286
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (5,667)      (2,600)
     Proceeds from sale of assets                                             1         --
     Acquisition of businesses                                           (9,201)        --
     Payments received on notes from sale of assets                          19           19
     Deferred start-up costs                                               (653)      (1,117)
     Increase in goodwill                                                  (189)        (180)
     (Increase) decrease in other assets                                   (555)          15
                                                                       --------     --------
               Net cash used in investing activities                    (16,245)      (3,863)
                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                        (14,733)      (1,600)
     Proceeds from sale of common stock, net of expenses of $559         26,196         --
     Proceeds  from exercise of stock options                             1,081        1,093
     Partnership distributions                                             (235)        (351)
     Purchase of treasury stock                                              (1)          (1)
                                                                       --------     --------
               Net cash  provided by (used in) financing activities      12,308         (859)
                                                                       --------     --------

Increase (decrease)  in cash and cash equivalents                         1,671         (436)

Cash and cash equivalents at beginning of period                          7,932        7,461
                                                                       --------     --------

Cash and cash equivalents at end of period                             $  9,603     $  7,025
                                                                       ========     ========

See notes to condensed consolidated financial statements

                                 Res-Care, Inc.
              Notes to Condensed Consolidated Financial Statements

NOTE 1. Basis of Presentation

                   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2. Long-term Debt

                   On June 23, 1997, the Company amended its revolving credit facility with its banks: PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, N.A.; and Wachovia Bank, NA. The facility provides for maximum borrowings of $100 million, including up to $10 million in letters of credit. It expires and is due at maturity in December 2001, subject to extension. The credit facility is secured by all accounts receivable and general intangibles of the Company. As of June 30, 1997, letters of credit in the amount of $5.0 million were outstanding. Under the facility, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the outstanding borrowing.

                   As of June 30, 1997, uncleared checks in the amount of $4.4 million were outstanding and are reflected in long-term debt. The agreement contains certain covenants pertaining to net worth, current ratio, debt service coverage ratios and ratio of total indebtedness to cash flow from operations. The Company was in compliance with all covenants as of June 30, 1997.

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

ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

I.       Results of operations

         Three months ended June 30, 1997 compared to June 30, 1996

         Revenues

                   Total net revenues for the second quarter of 1997 increased by 29.2%, or $15.8 million, to $70.0 million compared to $54.2 million for the second quarter of 1996. Of the increase, 83.8% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 30.1%, or $13.2 million, to $57.0 million in the second quarter of 1997 compared to $43.8 million in the second quarter of 1996. Revenues increased primarily as a result of acquisitions and certain cost-of-living and other rate adjustments providing reimbursement for payroll and other expenses incurred in the period. Average revenue per census day increased to $123.33 in the second quarter of 1997 compared to $111.93 for the same period in 1996, an increase of 10.1% primarily due to rate increases in various states and retroactive rate adjustments in Indiana. Average disabilities services facility and program occupancy rates for the second quarter of 1997 remained relatively unchanged at 98.0% compared to 97.7% for the second quarter of 1996.

                   In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages in that state. A preliminary injunction has been granted in a lawsuit by individual consumers which requires the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities. In Tennessee, new regulations which could adversely affect the management fees of the Company under its management contracts with not-for-profit providers for group homes were withdrawn and regulations have been proposed, but not yet enacted, that are acceptable to providers and managers. The Company is unable, at this time, to determine the extent of the effect of such reimbursement changes on revenues and profit contributions.

                   In March 1997, certain small providers brought an action against the Texas Department of Mental Health and Mental Retardation seeking to enjoin the implementation of a provision (not applicable to the Company) of a new reimbursement system implemented in Texas effective January 1, 1997. The new reimbursement system was the result of a settlement of litigation brought by a provider association challenging prior rate structures. The new reimbursement system has favorably affected the Company's second quarter results, and Texas has been paying under the new rates during the second quarter notwithstanding the pendency of the litigation. The plaintiffs continue to seek a temporary injunction restraining implementation of the challenged provision. A hearing on the temporary injunction was concluded on April 30, 1997 and the parties await the judge's ruling. While management of the Company, after consultation with counsel participating in the litigation on behalf of the provider association, believes that it is not likely that the ultimate effect of the litigation (and any administrative actions that may follow) will result in the new Texas reimbursement system being set aside, an adverse ruling in the proceedings could affect period to period comparisons.

                   The budget legislation recently enacted includes a repeal of
Section 1396a(a)(13)(A) of the Medicaid Act, also known as the Boren Amendment, which provides that reimbursement rates for health care providers must be reasonable and adequate to meet the economically and efficiently incurred costs of providing care to Medicaid recipients. With the repeal of the Boren Amendment, provider payments will be determined by the states with no federal right of action for providers effective October 1, 1997. The repeal of the Boren Amendment could in the future have a material adverse effect on the Company's business and results of operations.

                   In July 1997, the Company acquired all of the outstanding stock of Communications Network Consultants, Inc. ("CNC"), a privately-owned provider of supported living services to approximately 1,000 persons with disabilities, including mental retardation, in North Carolina. CNC has current annualized revenue of $15 million.

                   Youth services net revenues for the second quarter of 1997 increased by 24.0%, or $2.5 million, to $12.9 million compared to $10.4 million during the second quarter of 1996. The increase resulted primarily from an acquisition by and a new contract awarded to the Company's Youthtrack subsidiary and acquisitions by its Alternative Youth Services subsidiary made during the last half of 1996 and the first half of 1997.

         Facility and Program Expenses

                   Facility and program expenses in the second quarter of 1997 increased 29.4%, or $13.9 million, compared to the second quarter of 1996. Of this increase, $10.8 million, or 77.7% was due to payroll and payroll-related expenses. These expenses reflect additional personnel as well as other costs associated with new facilities and programs in disabilities services and youth services. Facility and program expenses as a percentage of total net revenues in the second quarter of 1997 were 87.5%, virtually unchanged as compared to the same period of 1996.

                   Disabilities Services. Facility and program expenses in the second quarter of 1997 increased

30.4%, or $11.6 million, to $49.7 million compared to $38.1 million during the second quarter of 1996. Payroll and payroll-related expenses represented 73.5% of the increase due primarily to the additional personnel as well as other costs associated with the new facilities and programs that were operational in the second quarter of 1997 as compared to 1996. Disabilities services facility and program expenses as a percentage of total revenues in the second quarter of 1997 were 87.1%, virtually unchanged as compared to the same period in 1996.

         Youth Services. Facility and program expenses in the second quarter of 1997 increased 24.7%, or $2.3 million to $11.6 million compared to $9.3 million during the second quarter of 1996. Payroll and payroll-related expenses represented 81.7% of the increase due primarily to the additional facilities and programs that were operational during the second quarter of 1997 compared to the same period in 1996. As a percentage of net revenues for youth services, facility and program expenses increased slightly to 89.9% in the second quarter of 1997 from 89.4% for the second quarter of 1996. This increase was due primarily to new acquisitions during 1997.

         Operating Expenses

                  Corporate general and administrative expenses decreased 3.3% in the second quarter of 1997 compared to the second quarter of 1996. This reduction is primarily the result of an increase in direct charge allocations to the operations and to certain expenses charged to the Company's April 15, 1997 secondary offering. Corporate general and administrative expenses in the second quarter of 1997 decreased as a percentage of total net revenues to 3.2% from 4.3% for the same period in 1996.

                  Depreciation and amortization expenses in the first quarter of 1997 increased 75.0%, or $600,000, to $1.4 million compared to $800,000 during the second quarter of 1996. The increase reflects primarily the purchase of real property and intangible assets since July 1996.

                  Net interest expense of $192,000 in the second quarter of 1997 did not materially change compared to the second quarter of 1996.

II.      Results of operations

         Six months ended June 30, 1997 compared to June 30, 1996

         Revenues

                  Total net revenues for the six months of 1997 increased by 24.7%, or $26.7 million, to $134.9 million compared to the six months of 1996. Of the increase, 82.3% was a result of growth in disabilities services.

                  Disabilities Services. For the first six months of 1997, net revenues increased by 25.0%, or $21.9 million, to $109.6 million compared to $87.7 million during the first six months of 1996. Increased revenues resulted primarily from the acquisitions and development of new operations and reimbursement for general cost-of-living increases in staff and other facility and program expenses. Average revenue per census day increased to $121.78 in the first six months of 1997 compared to $115.11 in the first six months of 1996. The increase of 6.0% is due primarily to rate increases in some states. Facility occupancy rates for the first six months of 1997 were virtually unchanged at 98.0% compared to 97.9% for the first six months of 1996.

                  Youth Services. Revenues for the first six months of 1997 increased by 23.4%, or $4.8 million, to $25.3 million compared to $20.5 million during the first six months of 1996. This increase was primarily a result of acquisitions in both Youthtrack and Alternative Youth Services and a new contract awarded Youthtrack that were operational in the first six months of 1997 compared to the same period of 1996.

         Facility and Program Expenses

                  Facility and program expenses in the first six months of 1997 increased 23.6%, or $22.4 million, compared to the first six months of 1996. Of this increase, $18.0 million, or 80.4% was due to payroll and payroll-related expenses. These expenses reflect the additional personnel as well as other costs associated with new facilities and programs in disabilities services and youth services. Facility and program expenses in the first six of 1997 decreased as a percentage of total revenues to 87.1% from 87.8% for the same period of 1996.

         Disabilities Services. Facility and program expenses in the first six months of 1997 increased 23.9%, or $18.3 million, to $95.0 million compared to $76.7 million during the first six months of 1996. Payroll and payroll-related expenses represented 80.3% of the increase due primarily to the additional personnel and other costs associated with new facilities and programs that were operational in the first six months of 1997 as compared to 1996. As a percentage of net revenues, disabilities services facility and program expenses in the first six months of 1997 decreased to 86.7% from 87.4% for the same period of 1996.

         Youth Services. Facility and program expenses in the first six months of 1997 increased 23.0%, or $4.2 million, to $22.5 million compared to $18.3 million during the same period of 1996. Payroll and payroll-related expenses represented 80.5% of the increase due primarily to the additional facilities and programs that were operational during the first six months of 1997 compared to the same period in 1996. As a percentage of net revenues, youth services facility and program expenses decreased to 88.9% in the first six months of 1997 from 89.5% for the first six months of 1996. The decrease was due primarily to Youthtrack revenues which commenced in July 1996.

         Other Operating Expenses

                  Corporate general and administrative expenses increased 2.2%, or $104,000, in the first six months of 1997 compared to the first six months of 1996. Payroll and payroll-related expenses represented substantially all of the increase due primarily to the addition of support staff and increase in staff salaries. Corporate general and administrative expenses in the first six months of 1997 decreased as a percentage of total net revenues to 3.6% from 4.4% for the same period of 1996. This reduction is due primarily to an increase in direct charge allocations to the operations as well as certain expenses related to the secondary offering.

                  Depreciation and amortization expenses in the first six months of 1997 increased 57.1%, or $1.0 million, to $2.6 million compared to $1.6 million for the first six months of 1996. The increase resulted primarily from the purchase of real property and intangible assets since July 1996.

                  Net interest expense in the first six months of 1997 increased $282,000 to $638,000 compared to $356,000 for the first six months of 1996. The increase resulted primarily from the increased utilization of the Company's credit facility for acquisitions made during the past year.

         Liquidity and Capital Resources

                  For the first six months of 1997, net cash provided by operating activities was $5.6 million compared to $4.3 million for the first six months of 1996, an increase of $1.3 million. The increase was due primarily to the increase in net income, depreciation and amortization, trade payables and accrued expenses, offset in part by the increase in accounts and notes receivables.

                  During the first six months of 1997, net cash used in investing activities was $16.2 million compared to $3.9 million for the first six months of 1996, an increase of $12.3 million, due primarily to the purchase of property and equipment and the acquisition of businesses.

                  For the first six months of 1997, net cash provided by financing activities was $12.3 million compared to $900,000 net cash used in financing activities for the first six months of 1996. The increase of $13.2 million was due primarily to proceeds from sale of common stock offset in part by the repayment of long-term debt.

                  On April 15, 1997, the Company completed a secondary offering of its common stock generating proceeds of $26.8 million before offering expenses. The proceeds were used to repay borrowings on the Company's line-of credit.

                  On June 23, 1997, the Company amended its revolving line-of-credit facility with its banks: PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank Nashville, N.A., Bank One Kentucky, N.A. and Wachovia Bank. The facility provides for maximum borrowings of $100 million, including up to $10 million in letters of credit.

                  As of June 30, 1997, the Company had $82.0 million available on its line-of-credit and $9.6 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $5.0 million issued in connection with workers' compensation insurance and certain facility leases.

                  Subsequent to June 30, 1997, the Company purchased all of the outstanding stock of CNC for a purchase price of $28,000,000 comprised of $16,500,000 in cash and $11,500,000 in two promissory notes of $2,500,000 and $9,000,000. The $9,000,000 note is subject to reduction based on future earnings of CNC.

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

                  The Company's growth in revenues and earnings per share has been directly related to a considerable increase in the number of individuals served in its Division for Persons with Disabilities and its Division for Youth Services. This growth is largely dependent upon development-driven activities, including the acquisition of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or not-for-profit organizations and the extension or renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

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

                  Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formulae. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations, such as those described herein, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, including changes implemented through state and federal regulation and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

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

II.      OTHER INFORMATION

Item 1.           Legal Proceedings

                  The Company is a party to legal and/or administrative proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, the Company and another provider are in litigation with the State over the rate-setting methodology for large facilities. There has been no decision in the case. If the State is ultimately successful on all issues, it could result in a reduction of net revenues to the Company of approximately $1.3 million for the thirty-six months ended June 30, 1997. Any reduction would be recorded against the Company's allowance for contractual adjustments and/or net revenues, as appropriate, in the period in which the issues are resolved. The Company is unable to predict whether it will prevail on the merits of all issues in the litigation but the opinion of its legal counsel in the case is that there is a significant likelihood that the Company will ultimately prevail on the merits of the principal issues involved, in which case the Company believes that the ultimate net effect on the results of its operations, cash flow or financial condition will not be material.

                  The Company is also involved in litigation against the landlord of four of the Company's large facilities in Indiana. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter. The Company subleased three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired July 31, 1996 and the parties entered into a new lease, on essentially the same terms and conditions as the previous sublease, which has recently been extended until December 31, 1997. These three facilities account for approximately $6.0 million annual revenues. As a result of these matters, the Company may be compelled or may elect ultimately to reduce certain of its facility-based operations in Indiana.

                  The Kentucky Department of Medicaid Services ("Kentucky") has notified the provider of record of a large facility managed by the Company of certain adjustments to the facility cost report for the 1991 fiscal year as a result of the completion of its audit for that year. Kentucky has also audited the facility for fiscal years 1992 through 1995, but has not yet issued its audit reports with respect to these years. The provider has filed an action for declaratory judgement and injunctive relief against Kentucky. The provider and the Company, in the opinion of their respective counsel for this matter, believe that there is a significant likelihood that the provider will ultimately prevail on the merits of its argument that improper legal standards have been applied in the adjustments. The Company believes that upon application of the appropriate legal standards, the ultimate net effect of the adjustments on the results of its operations, cash flow or financial condition will not be material. However, if Kentucky ultimately prevails in the litigation and requires similar adjustments for the subsequent years under audit (fiscal years 1992 through 1995), up to $3.4 million of the provider's costs in the aggregate could be disallowed. The Company is unable at this time to determine the effect on the provider and/or the Company if Kentucky should prevail.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The regular annual meeting of stockholders of Res-Care, Inc. was held in Louisville, Kentucky on May 13, 1997. Represented at the meeting, either in person or by proxy, were 8,052,423 voting shares out of a total of 10,059,093 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

                  (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement.

                  (c) Three proposals were submitted to a vote of stockholders as follows:

                      1. The stockholders approved the election of the following persons as directors of the Company:

                 NAME                          FOR                    WITHHELD
                 ----                          ---                    --------
     James R. Fornear                       8,036,218                  16,205
     Ronald G. Geary                        8,036,918                  15,505
     E. Halsey Sandford                     8,036,218                  16,205
     Spiro B. Mitsos                        8,035,918                  16,505
     Seymour L. Bryson                      8,036,768                  15,655
     W. Bruce Lunsford                      8,035,868                  16,555

      There were no votes against or broker non-votes with respect to the election of any nominee named above.

                   2. To amend the Company's Articles of Incorporation to increase the Company's authorized common stock to 40,000,000 shares of common stock.

     Votes for Proposal                                  7,962,107
     Votes Against Proposal                                 82,182
     Votes Abstaining                                        8,134
     Broker Non-Votes                                            0

                   3. To approve the proposal to ratify the selection of KPMG Peat Marwick, LLP, as the Company's independent auditors for the fiscal year ending December 31, 1997:

     Votes for Proposal                                  8,039,138
     Votes Against Proposal                                  3,099
     Votes Abstaining                                       10,186
     Broker Non-Votes                                            0

Item 5. Other Information

                   The Company has entered into an employment agreement with Pamela M. Spaniac, Executive Vice President of Finance and Administration, effective August 15, 1997.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

                   10.2. Employment Agreement dated April 13, 1997 between the Company and Paul G. Dunn. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ending March 31, 1997 is hereby incorporated by reference.

                   10.3. Amendment to the Employment Agreement between the Company and Jeffrey M. Cross dated August 4, 1997.

                   10.4. Amendment to the Employment Agreement between the Company and Paul G. Dunn dated August 4, 1997.

                   10.5. Employment Agreement between the Company and Pamela M. Spaniac dated July 10, 1997.

                   10.6. First Amendment to Loan Instruments by and between PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, NA; Wachovia Bank, NA; and Res-Care, Inc. and Subsidiaries dated June 17, 1997.

                   10.7. Stock Purchase Agreement by and among Res-Care, Inc. and Richard

Greer, Robert Greer and Alicia Greer Austin dated July 31, 1997. Exhibit 2-1 to the Company's Report of Form 8-K dated July 31, 1997 is hereby incorporated by reference.

                        27.      Financial Data Schedule.



                                                 INDEX TO EXHIBITS
                                                                                          SEQUENTIALLY
                                                                                          NUMBERED
     EXHIBIT NUMBER       DESCRIPTION OF DOCUMENT                                         PAGE NUMBER
     --------------       -----------------------                                         -----------
      Exhibit 10.2.       Employment Agreement dated April 13, 1997 between the
                          Company and Paul G. Dunn.  Exhibit 10.2 to the
                          Company's Report on Form 10-Q for the quarter ending
                          March 31, 1997 is hereby incorporated by reference.

      Exhibit 10.3.       Amendment to the Employment Agreement between the
                          Company and Jeffrey M. Cross dated August 4, 1997.

      Exhibit 10.4.       Amendment to the Employment Agreement between the
                          Company and Paul G. Dunn dated August 4, 1997.

      Exhibit 10.5.       Employment Agreement between the Company and
                          Pamela M. Spaniac dated July 10, 1997.

      Exhibit 10.6. First Amendment to Loan Instruments by and between PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One,
                          Kentucky, NA; Wachovia Bank, NA; and Res-Care, Inc.
                          and Subsidiaries dated June 17, 1997.

      Exhibit 10.7.       Stock Purchase Agreement by and among Res-Care, Inc.
                          and Richard Greer, Robert Greer and Alicia Greer Austin
                          dated July 31, 1997.  Exhibit 2-1 to the Company's Report
                          of Form 8-K dated July 31, 1997 is hereby incorporated
                          by reference.

       Exhibit 27.        Financial Data Schedule.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date: August 14, 1997              By:  /s/ RONALD G. GEARY
     ---------------------------      ---------------------------
                                      Ronald G. Geary
                                      President and Chief Executive Officer

Date: August 14, 1997              By: /s/  R. DAN BRICE
     ---------------------------      ----------------------------
                                      R. Dan Brice
                                      Acting Vice President of Finance/
                                      Administration