Form 10-Q
period 1997-09-30
RES CARE INC /KY/
filed 1997-11-06
CIK 776325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

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

       Registrant's telephone number, including area code: (502) 394-2100
                               ------------------

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

The number of shares outstanding of the Registrant's common stock, no par value, on September 30, 1997 was 12,334,070.

                                 RES-CARE, INC.
                                      INDEX


                                                                                                                 PAGE
PART I.                       FINANCIAL INFORMATION                                                             NUMBER
Item 1.                 Condensed Consolidated Balance Sheets at September 30, 1997 and
                        December 31, 1996                                                                          1

                        Condensed Consolidated Statements of Income for the three months ended September 30, 1997 and 1996, and the nine months ended
                        September 30, 1997 and 1996                                                                2

                        Condensed Consolidated Statements of Cash Flows for the nine
                        months ended September 30, 1997 and 1996                                                   3

                        Notes to Condensed Consolidated Financial Statements ---
                        September 30, 1997                                                                         4

Item 2.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                      6


PART II.                OTHER INFORMATION

Item 1.                 Legal Proceedings                                                                          13

Item 2.                 Changes in Securities                                                                      14

Item 3.                 Defaults Upon Senior Securities                                                            14

Item 4.                 Submission of Matters to a Vote of Security Holders                                        14

Item 5.                 Other Information                                                                          14

Item 6.                 Exhibits and Reports on 8-K                                                                14

                        Index to Exhibits                                                                          16

                        Signatures                                                                                 17

                         PART I -- FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                          September 30,   December 31,
                                                                              1997            1996
                                                                          -------------   ------------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents ...........................................   $   7,548    $   7,932
     Accounts and notes receivable, net ..................................      51,099       33,996
     Inventories .........................................................         638          656
     Deferred income taxes ...............................................       3,865        2,498
     Prepaid expenses ....................................................       2,541        1,961
                                                                             ---------    ---------
         Total current assets ............................................      65,691       47,043
Property and equipment, net ..............................................      53,236       43,581
Goodwill, net of accumulated amortization of $1,294 and $633 .............      49,851       14,558
Other assets .............................................................      15,741       10,130
                                                                             ---------    ---------
         Total assets ....................................................   $ 184,519    $ 115,312
                                                                             =========    =========


                                        LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ..............................................   $   8,062    $   5,241
     Accrued expenses ....................................................      22,275       16,059
     Accrued income taxes ................................................       3,048        2,021
     Current portion of long-term debt.....................................        123          369
                                                                             ---------    ---------
         Total current liabilities .......................................      33,508       23,690
Long-term debt ...........................................................      48,955       30,672
Other liabilities ........................................................       1,624        1,421
Deferred income taxes............. .......................................          38        1,361
                                                                             ---------    ---------
Total liabilities ........................................................      84,125       57,144
Minority interest in consolidated subsidiary .............................         177           73
Shareholders' equity:
     Preferred stock, no par value, authorized 1,000,000 shares, no shares
         issued or outstanding ...........................................          --           --
     Common stock, no par value, authorized 40,000,000 shares, issued
         15,721,650 shares ...............................................      41,680       15,535
     Additional paid-in capital ..........................................      10,676        4,035
     Retained earnings ...................................................      51,235       42,314
     Treasury stock, 3,387,580 shares ....................................      (3,374)      (3,789)
                                                                             ---------    ---------
         Total shareholder's equity ......................................     100,217       58,095
                                                                             ---------    ---------
Total liabilities and shareholders' equity ...............................   $ 184,519    $ 115,312
                                                                             =========    =========

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                      1997           1996            1997            1996
                                                 ----------------------------    ----------------------------
Net revenues ..................................  $     76,945    $     56,388    $    211,802    $    164,610
Facility and program expenses ................         66,006          48,673         183,586         143,717
Operating expenses:
     Corporate general and administrative ....          2,853           2,488           7,668           7,199
     Depreciation and amortization ...........          1,640             964           4,194           2,590
                                                 ------------    ------------    ------------    ------------
         Total operating expenses ............          4,493           3,452          11,862           9,789
                                                 ------------    ------------    ------------    ------------
Operating income .............................          6,446           4,263          16,354          11,104
Other expenses (income):
     Interest expense ........................            475             384           1,391             956
     Interest income .........................           (130)           (103)           (408)           (319)
     Gain from sale of assets ................            (34)             (1)            (60)            (10)
                                                 ------------    ------------    ------------    ------------
         Total other expenses, net ...........            311             280             923             627
                                                 ------------    ------------    ------------    ------------
Minority interest in (income) loss of
     consolidated subsidiary .................            (23)            (19)           (103)              2
                                                 ------------    ------------    ------------    ------------
Income before income taxes ...................          6,112           3,964          15,328          10,479
     Income taxes ............................          2,450           1,469           6,172           3,891
                                                 ------------    ------------    ------------    ------------
Net income ...................................   $      3,662    $      2,495    $      9,156    $      6,588
Earnings per share ...........................   $       0.29    $       0.24    $       0.78    $       0.63
                                                 ============    ============    ============    ============
Weighted average shares outstanding ..........     12,700,461      10,500,736      11,773,882      10,433,008
                                                 ============    ============    ============    ============


                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1997        1996
                                                                   ----------   ---------
Net cash provided by operating activities...................        $  9,930    $  5,321
Cash flows from investing activities:
     Purchases of property and equipment ........................     (7,018)     (4,058)
     Payments for acquisition of businesses, net of cash acquired    (30,458)     (7,631)
     Payments for covenants not to compete ......................     (3,510)       --
     Deferred start-up costs ....................................     (1,085)     (1,702)
     Other ......................................................       (216)         60
                                                                    --------    --------
         Net cash used in investing activities ..................    (42,287)    (13,331)
                                                                    --------    --------
Cash flows from financing activities:
     Long-term borrowings .......................................      4,404       6,866
     Proceeds from sale of common stock, net of expenses of $611      26,145        --
     Proceeds from exercise of stock options ....................      1,659       1,228
     Other ......................................................       (235)       (456)
                                                                    --------    --------
         Net cash provided by financing activities ..............     31,973       7,638
                                                                    --------    --------
Net decrease in cash and cash equivalents .......................   $   (384)   $   (372)
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Depreciation and amortization was $4,194 and $2,590 in the nine months ended September 30, 1997 and 1996, respectively.

                             See accompanying notes.

                                 RES-CARE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.  BASIS OF PRESENTATION

    Business Activity. Res-Care, Inc. and its subsidiaries are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth. These services have in the past traditionally been provided by state and local government agencies and not-for-profit organizations.

    Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted and are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results for the full fiscal year. For further information, refer to the Company's audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    Earnings per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company will be required to adopt for its year ending December 31, 1997. Under Statement No. 128, the historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The impact of Statement No. 128 on the calculation of diluted earnings per share for the nine months ended September 30, 1997 and 1996, respectively is not expected to be material.

2.  LONG-TERM DEBT

    Long-term debt is as follows (in thousands):

                                                             SEPTEMBER 30,
                                                                  1997
                                                                  ----
Revolving credit facility with banks .......................   $42,123

Notes payable to Beverly Health and Rehabilitation Services, with interest rates of 9.0% on the original $600
  and 7.5% on the remaining $3,000. These notes are
  secured by a deed of trust for real estate. The
  $600 note is payable in annual installments of $100, with
  final payment due April 30, 2001. The remaining notes
  are due at maturity on April 30, 2001 ....................     3,400

Note payable on CNC acquisition, with an interest
  rate of 7.0%. The note is payable in two consecutive
  annual installments of $1,250 on July 31, 1998 and 1999 ..     2,500

Other ......................................................     1,055
                                                               -------
                                                                49,078
          Less current portion .............................       123
                                                               -------
                                                               $48,955
                                                               =======

    The Company's principal credit agreement was entered into on December 23, 1996 with PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank, Nashville, N.A. and Bank One, Kentucky, N.A. ("the Revolving Credit Facility"). On June 23, 1997, the Company entered into a First Amendment to the Revolving Credit Facility ("the Amendment"). The Amendment extended the revolving line of credit from $65.0 million to $100.0 million, increased the Swing Line Credit Facility from $7.5 million to $12.5 million, amended certain financial covenants, and added Wachovia Bank, N.A. as a party to the Revolving Credit Facility.

    At September 30, 1997, the Company had $42.1 million outstanding under the Revolving Credit Facility, and $4.6 million in letters of credit. Interest is based on margins over LIBOR and was 6.451% on September 30, 1997. The Revolving Credit Facility is secured by the common stock of all of the Company's subsidiaries. The Revolving Credit Facility contains financial covenants related to net worth, current ratio, debt service coverage ratio and ratio of total indebtedness to cash flow from operations. At September 30, 1997, the Company was in compliance with these covenants.

3.  ACQUISITIONS

    Effective January 1, 1997, the Company acquired all of the partnership interests in Premier Rehabilitation Centers in exchange for 409,250 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Historical financial information presented in this and future consolidated financial statements has been restated to include Premier Rehabilitation Centers.

    On July 31, 1997, the Company acquired all of the outstanding common stock of Communications Network Consultants, Inc. ("CNC"), a privately-owned provider of supported living services to approximately 1,000 persons with disabilities, including mental retardation, in North Carolina. The agreement provides for additional contingent consideration to be paid by the Company. The amount of additional consideration, if any, is based on the financial performance of CNC. The Company may be required to pay approximately $3 million for each of the next three years. If these contingent payments are made, they will be recorded as additional goodwill.

    On September 30, 1997, the Company purchased the business and assets of Teledyne Economic Development, a private operator of five Job Corps Centers.

    In addition to the above mentioned acquisitions, in the nine months ended September 30, 1997 the Company has completed 11 acquisitions at an estimated cost of $18.7 million. During the nine months ended September 30, 1996, the Company completed eight acquisitions at an approximate cost of $12.5 million.

4.  INCOME TAXES

    During the nine months ended September 30, 1997, the Company recorded income tax expense of $6.2 million. The effective income tax rates for the nine months ended September 30, 1997 did not differ substantially from the expected combined federal and state income tax expense rates calculated using applicable statutory rates.

    The Company has net deferred tax assets of $4.3 million. No valuation allowance for deferred tax assets was required. Realization of deferred tax assets is dependent upon the ability of the Company to generate taxable income in the future. Deferred taxes relate primarily to temporary differences consisting, in part, of deferred start-up costs, goodwill and various allowances and reserves which are not deductible for income tax purposes until paid or realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.  RESULTS OF OPERATIONS

    Three months ended September 30, 1997 compared with three months ended September 30, 1996

    Revenues.

    Total net revenues for the third quarter of 1997 increased by 36.5%, or $20.5 million, to $76.9 million compared to $56.4 million for the third quarter of 1996. Of the increase, 90.3% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 40.8%, or $18.5 million, to $64.0 million in the third quarter of 1997 compared to $45.5 million in the third quarter of 1996. Increased revenues resulted primarily from the acquisition and development of new facilities, group homes, and supported living programs and from higher rates in certain states in 1997 and from the full period effect of operations of the facilities, group homes, and programs added in 1996. Average revenue per census day increased to $128.22 in the third quarter of 1997 compared to $114.99 for the same period in 1996, an increase of 11.5% primarily due to rate increases in some states. Average disabilities services facility and program occupancy rates for the third quarter of 1997 were 96.7% compared to 97.6% for the third quarter 1996.

    Recent federal budget legislation enacted in August, 1997 repealed a provision of the Medicaid Act known as the "Boren Amendment", the effect of which is to limit in some respect providers' ability to challenge state rate setting determinations. Actions taken by state regulators following the repeal of the Boren Amendment could have a material adverse effect on the Company's business and results of operations.

    Youth services net revenues for the third quarter of 1997 increased by 18.3%, or $2.0 million, to $12.9 million compared to $10.9 million during the third quarter of 1996. The increase was due primarily to an acquisition in the Company's Youthtrack operations late in the third quarter of 1996 and increased acquisition activity in the Company's AYS operations since the third quarter of 1996.

    Facility and Program Expenses

    Facility and program expenses in the third quarter of 1997 increased 35.6%, or $17.3 million, compared to the third quarter of 1996. Of this increase, approximately $13.3 million, or 76.9%, was due to payroll and payroll-related expenses. These expenses reflected additional personnel as well as other costs associated with new facilities and programs in the disabilities services and youth services divisions. Facility and program expenses in the third quarter of 1997 decreased as a percentage of total revenues to 85.8% from 86.3% for the same period of 1996.

    Disabilities services facility and program expenses in the third quarter of 1997 increased 39%, or $15.3 million, to $54.4 million compared to $39.1 million during the third quarter of 1996. Of this increase, approximately $11.8 million, or 77.1%, was attributable to payroll and payroll-related expenses due primarily to the additional personnel as well as other costs associated with the new facilities and programs that were operational in the third quarter of 1997 as compared to 1996. Disabilities services facility and program expenses as a percentage of disabilities services net revenues in the third quarter of 1997 decreased to 84.9% from 86%for the same period of 1996.

    Youth services facility and program expenses in the third quarter of 1997 increased 21.6%, or $2.0 million to $11.6 million compared to $9.6 million during the third quarter of 1996. Payroll and payroll-related expenses represented 71.4% of the increase due primarily to the additional personnel and other costs associated with new facilities and programs that were operational during the third quarter of 1997 compared to the same period in 1996. As a percentage of youth services net revenues, youth services facility and program expenses increased to 90.1% in the third quarter of 1997 from 87.6% for the third quarter of 1996. This increase was due primarily to additional costs associated with transitioning new acquisitions.

    Operating Expenses

    Corporate general and administrative expenses increased $365,000, or 14.7% in the third quarter of 1997 compared to the third quarter of 1996. Payroll and payroll-related expenses for administrative personnel represented substantially all of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the third quarter of 1997 decreased as a percentage of total net revenues to 3.7% from 4.4% for the same period in 1996. This reduction is due primarily to the Company's net revenue growth and an increase in direct expense allocations reflecting the Company's increased focus on providing resources to support its regional operations.

    Depreciation and amortization expenses in the third quarter of 1997 increased 70.1%, or $676,000, to $1.6 million compared to $1.0 million during the third quarter of 1996. The increase resulted primarily from the higher level of acquisition activity which commenced during 1996.

    Other (Income) Expenses, Net

    Net interest expense in the third quarter of 1997 increased $64,000 to $345,000 compared to the third quarter of 1996. The increase resulted primarily from increased utilization of the Company's credit facility for acquisitions made during the year.

    Income Taxes

    Income taxes increased to $2.4 million in the third quarter of 1997 compared to $1.5 million in the third quarter of 1996, and reflects effective tax rates of 40.0% and 37.1% respectively. The increase in the effective rate is attributable to the tax effect of the Premier operations as a corporation in 1997.

    Net Income

    Net income increased 46.8% to $3.7 million, or $0.29 a share, in the third quarter of 1997 from $2.5 million, or $0.24 a share, in the third quarter of 1996. This increase is the result of expanded operations, particularly as a result of acquisitions and the effect of the more favorable reimbursement environment in certain states.

II. RESULTS OF OPERATIONS

    Nine Months Ended September 30, 1997 Compared to September 30, 1996

    Revenues

    Total net revenues for the nine months ended September 30, 1997 increased by 28.7%, or $47.2 million, to $211.8 million compared to the nine months ended September 30, 1996. Of the increase, 85.7% was a result of growth in the disabilities services division. For the nine months ended September 30, 1997, disabilities services net revenues increased by 30.4%, or $40.4 million, to $173.6 million compared to $133.2 million during the nine months ended September 30, 1996. Increased revenues resulted primarily from the acquisition and development of new facilities, group homes and supported living programs and higher reimbursement rates in certain states in 1997 and the full period effect of operations of the facilities, group homes, and programs added in 1996. Average revenue per census day increased to $124.01 in the nine months ended September 30, 1997 compared to $113.97 in the nine months ended September 30, 1996. This average increase of 8.8% was due primarily to rate increases in some states. Facility occupancy rates for the nine months ended September 30, 1997 were 96.3% compared to 96.4% for the nine months ended September 30, 1996.

    Youth services net revenues for the nine months ended September 30, 1997 increased by 21.5%, or $6.8 million, to $38.2 million compared to $31.4 million during the nine months ended September 30, 1996. This increase was due primarily to acquisitions in AYS operations that became operational in the nine months ended September 30, 1997. The increase in revenues was offset in part by the loss of the Job Corps Center located in Crystal Springs, Mississippi during July 1996.

    Facility and Program Expenses

    Facility and program expenses in the nine months ended September 30, 1997 increased 27.7%, or $39.9 million, compared to the nine months ended September 30, 1996. Of this increase, $31.4 million, or 79.1% was due to payroll and payroll-related expenses. These expenses reflect the additional personnel as well as other costs associated with new facilities and programs in disabilities services and youth services. Facility and program expenses in the nine months ended September 30, 1997 decreased as a percentage of total revenues to 86.7% from 87.3% for the nine months ended September 30, 1996.

    Disabilities services facility and program expenses in the nine months ended September 30, 1997 increased 29.1%, or $33.7 million, to $149.5 million compared to $115.8 million during the nine months ended September 30, 1996. Payroll and payroll-related expenses represented 79.1% of the increase due primarily to the additional personnel and other costs associated with new facilities and programs that were operational in the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of disabilities services net revenues, disabilities services facility and program expenses in the nine months ended September 30, 1997 decreased to 86.1% from 86.9% for the nine months ended September 30, 1996 due primarily to the favorable reimbursement environment in certain states.

    Youth services facility and program expenses in the nine months ended September 30, 1997 increased 22.2%, or $6.2 million, to $34.1 million compared to $27.9 million during the nine months ended September 30, 1996. Payroll and payroll-related expenses represented 77.4% of the increase due primarily to the additional personnel and other costs associated with new facilities and programs that were operational during the nine months ended September 30, 1997 compared to the nine months ended September 30, in 1996. As a percentage of youth services net revenues, youth services facility and program expenses increased to 89.3% in the nine months ended September 30, 1997 from 88.8% for the nine months ended September 30, 1996. The increase was due primarily to the additional costs associated with transitioning new acquisitions and a rate decrease in an existing operation.

    Operating Expenses

    Corporate general and administrative expenses increased 6.5%, or $469,000, in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Payroll and payroll-related expenses for administrative personnel represented substantially all of the increase due primarily to the addition of support staff and increase in staff salaries. Corporate general and administrative expenses in the nine months ended September 30, 1997 decreased as a percentage of total net revenues to 3.6% from 4.4% for the same period of 1996. This reduction was due primarily to the Company's net revenue growth and an increase in direct expense allocations reflecting the Company's increased focus on providing resources to support its regional operations.

    Depreciation and amortization expenses in the nine months ended September 30, 1997 increased 61.9%, or $1.6 million, to $4.2 million compared to $2.6 million for the nine months ended September 30, 1996. The increase resulted primarily from the higher level of acquisition activity which commenced during 1996.

    Other (Income) Expense, Net

    Net interest expense in the nine months ended September 30, 1997 increased $346,000 to $983,000 compared to $637,000 for the nine months ended September 30, 1996. The increase resulted primarily from the increased utilization of the Company's credit facility for acquisitions made during the past year.

    Income Taxes

    Income taxes increased to $6.2 million in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, and reflect effective tax rates of 40.3% and 37.1%, respectively. The increase in income tax expense is attributable to the higher level of operating income as discussed above, and the increase in the effective tax rate is attributable to the tax effect of the Premier operations as a corporation in 1997.

    Net Income

    Net income increased 39.0%, to $9.2 million or $0.78 per share for the nine months ended September 30, 1997 from $6.6 million or $0.63 per share for the nine months ended September 30, 1996. This increase is the result of expanded operations, particularly as a result of completed acquisitions and the effect of the more favorable reimbursement environment in certain states.

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

    In the nine months ended September 30, 1997, net cash provided by operating activities was $9.9 million compared to $5.3 million provided by operating activities for the nine months ended September 30, 1996, an increase of $4.6 million. The increase was due primarily to the increase in net income, depreciation and amortization, accrued expenses, accrued income taxes, and trade payables offset in part by the increase in accounts and notes receivables.

    During the nine months ended September 30, 1997, net cash used in investing activities was $42.3 million compared to $13.3 million for the nine months ended September 30, 1996, an increase of $29.0 million, due primarily to acquisitions.

    For the nine months ended September 30, 1997, net cash provided by financing activities was $32.0 million compared to $7.6 million for the nine months ended September 30, 1996. The increase of $24.4 million was due primarily to proceeds from the sale of Common Stock.

    On June 23, 1997, the Company amended its Revolving Credit Facility with its banks: PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank, Nashville, N.A., Bank One Kentucky, N.A. and Wachovia Bank. The Revolving Credit Facility provides for maximum borrowings of $100 million, including up to $10 million in letters of credit.

    As of September 30, 1997, the Company had $53.3 million available under the Revolving Credit Facility and $7.5 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $4.6 million issued in connection with workers' compensation insurance and certain facility leases.

    On April 15, 1997, the Company closed an offering of its Common Stock which generated proceeds of $26.1 million, which was used to repay amounts borrowed under the Company's Revolving Credit Facility.

    The Company has historically sought to provide its services under management contracts or in leased facilities, especially in the case of larger facilities. In response to changes in certain reimbursement methodologies and with its expansion of services provided to consumers in community-based settings, the Company has increased its facility purchases, particularly residential homes. Also, acquisitions may involve significant capital expenditures for facilities. The Company has no material commitments for capital expenditures for its current facilities, although the Company maintains an ongoing capital improvements program.

    The Company believes that borrowing under its Revolving Credit Facility together with its cash and cash equivalents, the use of operating leases whenever possible, and the net cash generated from operations will be able to satisfy its existing and expected commitments for at least the next twelve months.

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

    Changes in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts and other rights to provide services to the special needs populations it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or programs or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and assets as a means of increasing the number of consumers served, and changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

    Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formulae. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established or reviewed in one or more of the states in which the Company conducts its operations, such as those recently encountered by the Company, could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company (or a provider with which the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, the Company and another provider have been in litigation with the State over the rate-setting methodology for large facilities. In September, 1997, except for an issue involving staffing hours, the court denied the plaintiffs' motion for injunctive relief. The ruling resulted in a reduction in rates payable to the Company by the State of Indiana for the thirty-nine months ended September 30, 1997 although the amount of the reduction had been adequately reserved by the Company in prior periods. The reduction was recorded against the Company's allowance for contractual adjustments during September 1997. The plaintiffs have filed a motion with the trial court seeking reconsideration on one of the principal issues.

    The Company is also involved in litigation against the landlord of four of the Company's large facilities in Indiana. The parties have agreed to suspend the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter in light of the outcome of the Indiana rate litigation described above. The Company subleased three other large facilities in Indiana from the same landlord. The sublease, which did not include a renegotiation provision, expired July 31, 1996 and the parties entered into a new lease, on essentially the same terms and conditions as the previous sublease, which was extended until December 31, 1997. The parties have agreed to extend it again through August 31, 1998, with a one-year renewal. These three facilities account for approximately $6.0 million annual revenues. The Company cannot predict at this time whether it may be compelled to or elect to reduce certain facility-based operations in Indiana.

    The Kentucky Department of Medicaid Services ("Kentucky") has notified the provider of record of a large facility managed by the Company of certain adjustments to the facility cost report for the 1991 fiscal year as a result of the completion of its audit for that year. Kentucky has also audited the facility for fiscal years 1992 through 1995, but has not yet issued its audit reports with respect to these years. The provider has filed an action for declaratory judgement and injunctive relief against Kentucky. The provider and the Company, based on the opinion of their respective counsel for this matter, believe that there is a significant likelihood that the provider will ultimately prevail on the merits of its argument that improper legal standards have been applied in the adjustments. The Company believes that upon application of the appropriate legal standards, the ultimate net effect of the adjustments on the results of its operations, cash flow or financial condition will not be material. However, if Kentucky ultimately prevails in the litigation and requires similar adjustments for the subsequent years under audit (fiscal years 1992 through 1995), up to $3.4 million of the provider's costs in the aggregate could be disallowed. The Company is unable at this time to determine the extent of its exposure, if any, should Kentucky prevail in the litigation or whether it will be impractical for the provider of record or the Company to continue operations at this facility in such event.

    In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages in that state. A preliminary injunction was granted in a lawsuit by individual consumers which requires the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities. Trial is set for January 1998. The Company is unable, at this time, to predict the outcome of the litigation or the effect of any reimbursement changes on revenues and profit contributions. In Tennessee, new regulations which could have adversely affected the management fees of the Company under its management contracts with not-for-profit providers for group homes were withdrawn. No new regulations have been enacted.

    In March 1997, certain small providers brought an action against the Texas Department of Mental Health and Mental Retardation seeking to enjoin the implementation of a provision (not applicable to the Company) of a new reimbursement system implemented in Texas effective January 1, 1997. The new reimbursement system was the result of a settlement of litigation brought by a provider association challenging prior rate structures. The new reimbursement system has favorably affected the Company's results, and Texas has been paying under the new rates during the pendency of the litigation. A hearing on the temporary injunction was concluded on April 30, 1997 and the parties await the judge's ruling. While management of the Company, after consultation with counsel participating in the litigation on behalf of the provider association, believes that it is not likely that the ultimate effect of the litigation (and any administrative actions that may follow) will result in the new Texas reimbursement system being set aside, an adverse ruling in the proceedings could affect period to period comparisons.

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

ITEM 2. CHANGES IN SECURITIES

    On July 18, 1997, the Company acquired all of the outstanding shares of common stock of Rudd Aviation, Inc. from Rudd Enterprises, Inc. and Mason C. Rudd in exchange for 89,517 shares of common stock of the Company. The transaction was exempt from registration under Section 4 of the Securities Act of 1933 since the stock was issued only to the sellers and was not a public offering. Subsequently, on July 31, 1997, the Company filed a Registration Statement on Form S-3 registering 35,000 of the shares to be sold by selling stockholders who had acquired the shares pursuant to charitable donations from Mr. Rudd.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

    Donald B. Rice, formerly president and chief executive officer of the Company's Youthtrack subsidiary, has resigned to pursue other business interests. Robert S. Hietala, vice president of operations, has been appointed acting senior vice president of operations with responsibility for all operations and administrative functions in the interim.

    Stanley M. Goldstein, formerly president of the Premier operations, has resigned to pursue other interests. Ronald G. Geary succeeds Mr. Goldstein as president. Mr. Goldstein has entered into a consulting and development agreement with the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits:

              10.1. Amendment to the Employment Agreement between the Company and Jeffrey M. Cross dated August 4, 1997. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

              10.2. Amendment to the Employment Agreement between the Company and Paul G. Dunn dated August 4, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

              10.3. Employment Agreement between the Company and Pamela M. Spaniac dated July 10, 1997. Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

              10.4. Stock Purchase Agreement by and among Res-Care, Inc. and Richard Greer, Robert Greer and Alicia Greer Austin dated July 31, 1997. Exhibit 2-1 to the Company's Report on Form 8-K dated July 31, 1997 is hereby incorporated by reference.

              27. Financial Data Schedule.

        (b)   Reports on Form 8-K:

                  On August 14, 1997, the Company filed a Report on Form 8-K dated July 31, 1997 to report the Company's acquisition of all of the outstanding stock of Communications Network Consultants, Inc. Financial statements were not filed with this report in reliance on Item 7(a)(4) of the Report on Form 8-K.

                                INDEX TO EXHIBITS



                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
  EXHIBIT NUMBER   DESCRIPTION OF DOCUMENT                                             PAGE NUMBER
  --------------   -----------------------                                          --------------
   Exhibit 10.1.   Amendment to the Employment Agreement
                   between the Company and Jeffrey M. Cross dated
                   August 4, 1997. Exhibit 10.3 to the Company's
                   Report on Form 10-Q for the quarter ending June
                   30, 1997 is hereby incorporated by reference.

   Exhibit 10.2.   Amendment to the Employment Agreement
                   between the Company and Paul G. Dunn dated
                   August 4, 1997. Exhibit 10.4 to the Company's
                   Report on Form 10-Q for the quarter ending June
                   30, 1997 is hereby incorporated by reference.

   Exhibit 10.3. Employment Agreement between the Company and Pamela M. Spaniac dated July 10, 1997.
                   Exhibit 10.5 to the Company's Report on Form
                   10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

   Exhibit 10.4.   Stock Purchase Agreement by and among
                   Res-Care, Inc. and Richard Greer, Robert Greer and Alicia Greer Austin dated July 31, 1997.
                   Exhibit 2-1 to the Company's Report on Form 8-K dated July 31, 1997 is hereby incorporated by reference.

   Exhibit 27.     Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RES-CARE, INC.
                                 Registrant




Date: November 6, 1997               By: /S/     RONALD G. GEARY
      ----------------                   ----------------------------------
                                          Ronald G. Geary
                                          President and Chief Executive Officer




Date: November 6, 1997               By: /S/     PAMELA M. SPANIAC
      ----------------                   ----------------------------------
                                          Pamela M. Spaniac
                                          Executive Vice President of Finance &
                                          Administration