Form 10-K
period 1997-12-31
RES CARE INC /KY/
filed 1998-03-30
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from ________ to _________

                         Commission File Number: 0-20372

                                   ----------

                                 RES-CARE, INC.
             (Exact name of Registrant as specified in its charter)

                KENTUCKY                                 61-0875371
     (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

         10140 LINN STATION ROAD                            40223
          LOUISVILLE, KENTUCKY                           (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (502) 394-2100

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
    Title of each class                                   which registered
    -------------------                                   ----------------

Common Stock, no par value                             NASDAQ National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of March 16, 1998, there were 12,431,428 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on March 16, 1998, was approximately $318,641,091. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Res-Care, Inc. (the "Company") is a leading provider of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities and at-risk and troubled youths. The services provided by the Company have historically been provided by state and local government agencies and not-for-profit organizations. The Company's programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities ("MR/DD") and disabilities caused by acquired brain injury ("ABI"), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders. Some have entered the juvenile justice system. Because most of Res-Care's MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, Res-Care has experienced high occupancy rates in its MR/DD operations.

         The Company has experienced significant growth since September 30, 1992, in numbers of persons served, revenues and operating income. As a result of a combination of strategic acquisitions and internal growth, Res-Care currently provides services to approximately 12,000 persons with special needs in 24 states and Puerto Rico compared to approximately 3,300 persons at September 30, 1992, representing a compound annual growth rate of approximately 32%. The Company currently provides services to approximately 6,600 persons with disabilities in larger facilities, group homes, personal residences and other community-based programs, and to approximately 5,400 at-risk and troubled youths in federally-funded Job Corps centers and juvenile treatment programs operated for state and local agencies.

         There is a growing trend throughout the United States toward privatization of social services functions for special needs populations as governments of all types face continuing pressure to control costs and improve the quality of services. The markets for services for special needs populations in the United States are large, growing and highly fragmented as evidenced by the following industry estimates:

         o Approximately 1.6% of the nation's population, or 4.2 million persons, have some level of developmental disability to the extent that professional services are required throughout their lives;

         o Funding for MR/DD services totaled approximately $22.9 billion in 1996;

         o Over 4,000 providers of MR/DD services operate over 10,000 facilities and programs;

         o In 1996, an estimated 2.8 million juvenile arrests accounted for 25% of all arrests and 49% of all property crime arrests;

         o The number of youths in the United States between the ages of 14 and 17 years, the highest risk juvenile group, is expected to increase 20% from 14 million in 1994 to 17 million in 2005;

         o Reports of child abuse and neglect have grown 45% from 2.0 million in 1985 to 2.9 million in 1993; and

         o Most of the estimated 6,000 residential youth services providers are small and operate in limited geographic areas.

         The Company believes it has significant opportunities to participate in the growth and consolidation of these markets because of its quality programs and operating systems, its financial strength, the economies of scale it can achieve and its experience working with special needs populations and governmental agencies.

         The Company strives to provide quality and caring services through the operation of efficient and flexible programs. To achieve this goal, the Company's business strategy is based upon the following key elements; (i) continuing to expand upon the Company's leadership position as a provider of disabilities services; (ii) leveraging the Company's 20 years of experience in providing training and support services for disadvantaged youths and other special needs populations to become a leading provider of services to at-risk and troubled youths; (iii) focusing on quality management of existing programs through models of ongoing program evaluation developed by the Company; and (iv) implementing and maintaining high quality, cost-effective alternatives to programs operated directly by governmental entities and private agencies by providing proven management systems and procedures that assure efficient application of financial and human resources.

         The Company's growth strategy is to: (i) pursue acquisitions; (ii) add programs and expand its existing programs in markets in which it currently operates; and (iii) expand into additional geographic areas in the United States. The markets for the Company's services are highly fragmented, and the Company believes that there are significant opportunities to enhance its market positions through an active acquisition program in the disabilities and at-risk and troubled youth sectors that will enable the Company to expand its operations into new geographic areas, add program offerings and establish new relationships with governmental entities. The Company believes it has developed a disciplined approach to acquisitions which focuses on acquiring generally profitable operations in favorable reimbursement environments which: (i) expand service offerings; (ii) increase market share in existing markets; or (iii) help attain critical mass in new markets. The Company intends to build upon its established relationships with governmental entities to expand its current programs and obtain contracts for additional programs in existing markets, and to develop new programs in response to societal trends and the needs of governmental agencies. The Company also intends to expand its programs to additional geographic areas which management identifies as having favorable reimbursement and operating environments.

SERVICES

         Disabilities Services

         The Company began providing service to persons with disabilities in 1978 through the operation and management of larger facilities (generally serving 40 or more individuals) that offered alternatives to placement in state institutions or traditional nursing homes or other long-term care facilities not capable of providing specialized active treatment required by these individuals. In 1983, the Company began offering services through community-based group homes (generally serving up to eight individuals) and, in 1992, through supported living programs, in which persons with disabilities reside in their own residences or apartments with outside support provided as needed. Some of these individuals require 24-hour staffing while others need only drop-in services, day programs, supported employment or transportation. Community-based settings enable persons with developmental or other disabilities to live and develop in an environment that encourages each person to achieve maximum independence and self-respect. Approximately 75% of the Company's clients with developmental disabilities are being served in community-based settings. The Company's service patterns to clients with ABI are similar to those with developmental disabilities.

         The Company's programs are based predominantly on individual habilitation plans designed to encourage greater independence and development of daily living skills through individualized support and training. Management believes that the breadth and quality of the Company's services and support and training programs makes the Company attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with it. The Company's programs are designed to offer specialized support to these individuals not generally available in larger state institutions and traditional long-term care facilities. In each of the Company's programs, services are administered by Company employees and contractors, such as qualified mental retardation professionals ("QMRPs"), physicians, psychologists, therapists, social workers and other direct service staff. These services include social, functional and vocational skills training, and emotional and psychological counseling or therapy as needed for each individual.

                  Social Skills Training. The Company's social skills training focuses on problem solving, anger management and adaptive skills to allow individuals with disabilities to interact with others in the residential setting and in the community. Emphasis is placed on contact with the community at large as appropriate for each individual. The desired outcome is to enable each individual to participate in home, family and community life as fully as possible.

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

                  Vocational Skills Training and Day Programs. The Company provides extensive vocational training or specialized day programs for all individuals served. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as part of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. The Company operates such programs and also contracts for this service with outside providers. The Company's philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. Clients participating in specialized day programs may be older or have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

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

         At each of its operations, the Company provides comprehensive individualized support and training programs that encourage greater independence and the development of personal and vocational skills commensurate with the particular individual's capabilities. As the individual progresses, new programs are created to encourage greater independence and self-respect and the development of additional personal or vocational skills.

         Youth Services

         Since 1976, the Company has been operating programs for the disadvantaged youths through the federal Job Corps program administered by the U.S. Department of Labor ("DOL"), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults. In December 1995, the Company began a strategic initiative to expand its Division for Youth Services and develop services that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The youths targeted to be served through the strategic initiative range from youths who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or another developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs include residential treatment programs, the operation of alternative schools, foster care programs and emergency shelters. Over time, the Company expects to continue to expand the services provided by the Company to these youths. Programs offered for troubled youths include secure and staff-secure detention programs, boot camps, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

         The Company's programs include a variety of educational and vocational training programs and comprehensive programs for behavior change, including individual, group and family counseling and training in social and independent living skills. These programs emphasize self-esteem, academic enhancement, empathy development, critical thinking and problem solving, anger management and coping strategies, substance abuse treatment and relapse prevention. Programs are designed to: (i) increase self-control and effective problem-solving; (ii) teach youths how to understand and consider other people's values, behaviors and feelings; (iii) show youths how to recognize the effects of their behavior on other people and why others respond to them as they do; and (iv) enable youths to develop alternative, responsible, interpersonal behaviors. Although certain youths in the Company's programs require both drug therapy and treatment for use or abuse of drugs, the Company's goal is to minimize or eliminate the use of medication whenever possible. When appropriate, medication is prescribed by independent physicians and may be administered by Company personnel. Management believes that the breadth of the Company's services and its history of working with youths make the Company attractive to local, state and federal governmental agencies.

         As an integral part of its youth services program, the Company operates 12 Job Corps centers with a contracted capacity of 4,490 persons, including five centers acquired September 30, 1997 and the Blue Ridge Job Corps center awarded January 1, 1998. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive conditions. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

OPERATIONS

         Disabilities Services

         Disabilities Services operations are under the direct supervision of the Company's Executive Vice President, Operations, Division for Persons with Disabilities, who is responsible for four geographic regions, each headed by a Regional Vice President, and two Vice Presidents responsible for ABI operations nationally. Each Vice President supervises the regional directors and/or administrators responsible for the various MR/DD or ABI facilities and programs under his or her control. In general, each cluster of group homes, supported living program or larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual's goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

         The Company's direct service staff have the most frequent contact with, and generally are recruited from, the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.

         The provision of disabilities services is subject to complex and substantial state and federal regulation and the Company strives to ensure that its internal controls and reporting systems comply with Medicaid reimbursement and other program requirements, policies and guidelines. The Company designs and implements programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Management and personnel resources are devoted to keeping abreast of new laws, regulations and policy directives affecting the quality and reimbursement of the services provided. In addition, the Company believes it has developed expertise in accurately monitoring eligibility for Medicaid and other benefits and in processing reimbursement claims. The Company's billing system is centralized to facilitate expedited payment procedures, such as electronic billing, that may be available.

         The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various operations. Each operation conducts its own quality assurance program, the Periodic Service Review ("PSR"), which is reviewed by the responsible Regional Vice President. Results from the PSRs are reviewed on a quarterly basis with the Executive Vice President, Operations, Division for Persons with Disabilities. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and quarterly summary reports are reviewed by senior management. The Company believes the PSR system is a vital management tool to evaluate the quality of its programs, and has been useful as a marketing tool to promote the Company's programs, since it provides more meaningful and significant data than is usually provided by routine monitoring by governmental agencies.

         Youth Services

         Youth services operations are under the direct supervision of the Company's Executive Vice President, Operations for Youth Services. Under his direct supervision is the President of the Job Corps Centers, the Vice President of Youthtrack and Regional Executive Directors who oversee Alternative Youth Services. These in turn supervise the Center Directors or Executive Directors responsible for the various centers, facilities or programs.

         The Company's programs are designed to provide consistent, high quality and cost-effective education and treatment to address the needs of the various segments of the special needs, at-risk and troubled youth populations. The Company generally is responsible for the overall operation of its facilities and programs, including management, general administration, staff recruitment, security and supervision of the youth in their programs.

         The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with business and financial experience. The Company believes that its recruitment, selection and training programs generate sufficient personnel capable of implementing the Company's systems and procedures as it expands this segment of its business. The Company's staff includes teachers, counselors, mental health professionals, juvenile justice administrators and licenses clinicians.

         The Company's internal policies require its teachers, counselors, security and other direct service staff to complete extensive training. Core training includes courses in the major Company program components, such as behavior change education, positive peer culture, nonviolent crisis intervention, discipline and limit-setting, anger management and social skills training. Continuing education also is required for all staff. The Company demonstrates its commitment to its employees' professional development by offering classes and training programs, as well as tuition reimbursement benefits.

         The Company has also implemented its PSR system at the majority of its youth services programs and expects to complete implementation of the Company's remaining programs during 1998.

         The Company recognizes that, in the operation of programs for at-risk and troubled youths, a primary mission is to protect the safety of the community within a facility, as well as the neighboring community. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

         The Company's Job Corps centers are operated under contract with the DOL which provides the physical plant and equipment. The Company is directly responsible for the management, staffing and administration of Job Corps centers. A typical Res-Care Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

         An outcome performance measurement report for each center, issued by the DOL monthly, measures three primary categories of performance: (i) placement of graduates; (ii) education results, as measured by GED achievement and reading and math gains; and (iii) the number of students completing a prescribed vocational curriculum to make a student job-ready. These are then combined into an overall performance rating. Centers are ranked as either "Not Meeting Expectations," "Meeting Expectations" or "Outstanding." Performance standards reports are reviewed by center directors and the President, Job Corps Operations, and acted upon as appropriate to address areas where improvement is needed. At December 31, 1997, all centers operated by the Company received evaluations of either "Meeting Expectations" or "Outstanding".

         Facilities and Programs

         The following tables set forth information as of December 31, 1997 regarding the Company's disabilities services and youth services operations, respectively:

DIVISION FOR PERSONS WITH DISABILITIES

                                                                                                                   Initial
                                                                                             Contract             Operation
    State                                             Types of Programs                    Capacity (1)           in State
    -----                                            ------------------                    ------------          ---------

California..........................  Larger Facilities, Group Homes, Day Programs              741                  1995

Colorado............................  Larger Facility, Supported Living                         237                  1992

Florida.............................  Larger Facilities, Group Homes, ABI                       171                  1983

Georgia.............................  Supported Living                                           79                  1997

Illinois............................  Larger Facilities, ABI                                    160                  1995

Indiana.............................  Larger Facilities, Group Homes,                           850                  1983
                                       Supported Living

Kansas..............................  Larger Facilities, Supported Living                       357                  1995

Kentucky............................  Larger Facilities, Group Home, Supported                  592                  1978
                                       Living, Day Program

Louisiana...........................  Group Homes                                               215                  1984

Missouri............................  Supported Living, ABI                                     129                  1997

Nebraska............................  Group Homes, Supported Living, Day Program                303                  1992

New Jersey..........................  Supported Living                                           25                  1997

New Mexico..........................  Supported Living                                          245                  1994

North Carolina......................  Supported Living                                        1,055                  1997

Ohio................................  Larger Facility, Group Homes, Supported Living,           144                  1995
                                       Respite Program

Oklahoma............................  Supported Living                                          155                  1995

Pennsylvania........................  Supported Living                                           21                  1997

Tennessee...........................  Group Homes, Supported Living                             299                  1993

Texas...............................  Larger Facilities, Group Homes, Day Program               838                  1993

West Virginia.......................  Larger Facility, Group Homes, Supported Living,
                                       Day Program                                              215                  1987
                                                                                              -----
     Total..........................                                                          6,831
                                                                                              =====

---------------

(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.

DIVISION FOR YOUTH SERVICES

                                                                                                                Initial
                                                                                           Contract            Operation
                      State                           Types of Programs                  Capacity (1)          in State
                      -----                           -----------------                  ------------          --------
           Arizona.......................   Job Corps (2 centers)                             715                1997

           Colorado......................   Residential, Non-Residential, Secure,             418                1996
                                               Day Treatment, Apartment Living

           Florida.......................   Job Corps                                         300                1983

           Georgia.......................   Residential, Alternative School                    60                1997

           Kentucky......................   Residential, Alternative School,                  440                1996
                                               Foster Care

           Maryland......................   Residential                                        35                1997

           New Jersey....................   Job Corps                                         530                1995

           New York......................   Job Corps                                         305                1986

           Ohio..........................   Foster Care                                        65                1997

           Oklahoma......................   Job Corps                                         550                1997

           Pennsylvania..................   Job Corps                                         800                1997

           Puerto Rico...................   Job Corps (3 centers)                             795                1990

           Tennessee.....................   Alternative School, Shelter,                       92                1997
                                            Wilderness Program

           Virginia......................   Job Corps                                         350                1997
                                                                                            -----
                Total....................                                                   5,455
                                                                                            =====

---------------

(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract.

CONTRACTS

         State Contracts. Contracts for participation as a provider of services in the Medicaid programs are regulated by federal and state agencies. Although the contracts have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if the Company has complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, the Company contractually obligates itself to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under the Medicaid Assistance Program, Title XIX of the Social Security Act and pertinent state medical assistance programs. Pursuant to provider agreements, the Company agrees to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of the Company, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and are typically based on a flat-rate or cost-based reimbursement system on a per person, per diem basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Contracts for the Company's youth services programs, excluding Job Corps, are regulated by state and local governmental entities. Contracts generally have one-year terms, subject to annual renewal, or cover individuals for specific terms. The contract rate is also accepted as payment in full for services rendered.

         Management Contracts. Management contracts with states, local agencies or other providers of record typically call for the Company to manage the day-to-day operations of facilities or programs. Many of these contracts are short-term (generally one year in duration) and are subject to renewal or re-negotiation provided that program standards and regulatory requirements are met. Depending upon the state's reimbursement policies and practices, management contracts provide fees to the Company computed on the basis of a fixed fee per individual (which may include some form of incentive payment), a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. The provider of record is generally paid a net operating income (facility gross revenues minus lease payment, facility operating expenses and the Company's management fee), some specified minimum amount or a fixed amount. Historically, the Company's Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated. The Company believes its experience in this regard is consistent with the overall experience of other operators in the disabilities services business.

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

         The contracts cover a five-year period, consisting of an initial two-year term with three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of: (i) the performance of the center as compared to its budget;
(ii) compliance with federal, state and local regulations; (iii) qualitative assessments of center life, education, outreach efforts and placement record; and (iv) the overall rating received by the center. Shortly prior to the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is re-bid, regardless of the operator's performance. The current operator may participate in the re-bidding process. In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the re-bidding process. It is the Company's experience that there is usually an inverse correlation between the performance ratings of the current operator and the number of competitors who will participate in the re-bidding process, with relatively fewer competitors expected where such performance ratings are high.

         The Company currently operates 12 Job Corps Centers in South Bronx, New York, New York; Miami, Florida; Edison, New Jersey, Puerto Rico (3); Pittsburgh, Pennsylvania; Monroe, Virginia; Guthrie, Oklahoma; Phoenix and Tucson, Arizona and Marion, Virginia. Of the five-year periods covered by the Company's Job Corps contracts, one expires in 1998, two in 1999, seven in 2000, one in 2001, and one in 2002. The Company intends to selectively pursue additional centers through the Request for Proposals ("RFP") process.

MARKETING AND DEVELOPMENT

         The primary focus of the Company's marketing activities is identifying other providers who may consider an acquisition or a management contract arrangement, and contacting state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by the Company.

         The Executive Vice President responsible for the Company's development department, directs the Company's marketing efforts for disabilities services and provides support as needed for the youth services marketing efforts. Responsibility for marketing activities related to youth services are divided among the following officers of the Company and its subsidiaries: the Executive Vice President, Operations, Division for Youth Services; the President, Job Crops Operations; and the Vice President, Operations and Vice President, Marketing, of Youthtrack. Marketing activities are reviewed on a regular basis by senior management.

         In its pursuit of government contracts, the Company contacts governments and governmental agencies in geographical areas in which it operates and in others in which it has identified expansion potential. Contacts are made and maintained by both regional operations personnel and corporate development personnel, augmented as appropriate by other senior management. The Company targets new areas based largely on its assessment of the need for its services, the system of reimbursement, the receptivity to out-of-state and proprietary operators, expected changes in the service delivery system (i.e., privatization or downsizing), the labor climate and existing competition.

         The Company also seeks to identify service needs or possible changes in the service delivery or reimbursement system of governmental entities that may be driven by changes in administrative philosophy, budgetary considerations, pressure or legal actions brought by advocacy groups. As needs or possible changes are identified, the Company attempts to work with and provide input to the responsible governmental personnel and to work with provider associations and consumer advocacy groups to this end. If an RFP results from this process, the Company then determines whether and on what terms it will respond and participate in the competitive process.

         With regard to identifying other providers who may be acquisition or management contract candidates, the Company attempts to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact by mail, telephone or personal visits and follow up with information packets including video presentations.

         In some cases, the Company may be contacted directly and requested to submit proposals or become a provider in order to provide services to address specific problems. These may include an emergency takeover of a troubled operation or the need to develop a large number of community placements within a certain time period.

REFERRAL SOURCES

         The Company receives substantially all of its MR/DD clients from third party referrals. Generally, family members of persons with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. The Company's ABI services receive referrals from doctors, hospitals, private and workers' compensation insurers and attorneys. In either case, where it is determined that some form of MR/DD or ABI service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties. The Company generally receives referrals or placements of individuals to its AYS and Youthtrack programs through state or local agencies or entities responsible for such services. Individuals are recruited to the Company's Job Corps programs largely through private contractors. The Company's reputation and prior experience with agency staff, case workers and others in positions to make referrals to the Company are important for building and maintaining census in the Company's operations.

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

         With regard to disabilities services, individual states remain a major provider of MR/DD services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health and mental retardation centers and religious organizations.

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

         Currently, only a limited number of companies actively seek Job Crops contracts because the bidding process is highly specialized and technical and requires a significant investment of personnel and other resources over a period of several months. Approximately one-half of the privately-operated centers are operated by the three largest operators. Competition for Job Corps contracts has increased as the DOL has made efforts to encourage new participants in the program, particularly minority-owned businesses.

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

         Professional staff retention and development is a critical factor in the successful operation of the Company's business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. The Company typically utilizes a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to persons with special needs contribute to a high turnover rate of direct service staff. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel.

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

         Funding Levels. Federal and state funding for the Company's disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to facilities under the Medicaid program. These efforts have intensified in recent years. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or for other reasons. In several such instances providers, acting through their state health care trade associations, have been able to negotiate or employ legal action in order to reach a compromise settlement. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or under consideration in states where the Company operates.

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

         Restrictions on Acquisitions and Additions. All states in which the Company currently operates have adopted laws or regulations which generally require that a state agency approve the Company as provider, and many require a determination that a need exists prior to the addition of beds or services.

         Cross Disqualifications and Delicensure. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (including but not limited to officers, directors, owners and key employees) have been debarred, suspended, or declared ineligible, or have been voluntarily excluded from participating in federal contracts. In addition, some state regulators provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.

         Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (the "Health Insurance Act"), provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program under certain circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in the Health Insurance Act proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and anti-supplementation restrictions and the new health care offenses contained in the Health Insurance Act, such as health care fraud, theft or embezzlement, false statements and obstruction of criminal investigation of health care offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for the newly-enacted health care fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

         Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious, and hazardous waste. Failure to comply with those laws or the regulations promulgated under them could subject an entity covered by these laws to fines, criminal penalties, and other enforcement actions.

         OSHA. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on the Company including those protecting employees from exposure to elements such as bloodborne pathogens. The Company cannot predict the frequency of compliance, monitoring, or enforcement actions to which it may be subject as regulations are implemented and there can be no assurance that such regulations will not adversely affect the operations of the Company.

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

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 11,900 employees. As of that date, the Company was not subject to collective bargaining agreements with any of its employees. The Company has entered into negotiations with approximately 30 employees represented by a labor union at the Pittsburgh Job Corps center which was acquired as of September 30, 1997.

ITEM 2. PROPERTIES

         As of December 31, 1997, the Company owned 196 properties and operated facilities and programs at 328 leased properties. All other facilities and programs are operated under management contracts. The Company owns its corporate office building which is located in Louisville, Kentucky, and has an aggregate of 45,000 square feet of office space. See "Business - Facilities and Programs."

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company (or a provider with which the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others, that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, the Company and another provider have been in litigation with the State over the rate-setting methodology for larger facilities. In September 1997, except for an issue involving staffing hours, the court denied plaintiffs' motion for injunctive relief. The ruling resulted in a reduction in rates payable to the Company by the State of Indiana for the thirty-nine months ending September 30, 1997. The reduction had been adequately reserved by the Company in prior periods and was recorded against the Company's allowance for contractual adjustments during September 1997. The Company does not believe the results of this litigation will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         The Company is also involved in litigation against the landlord of four of the Company's larger facilities in Indiana. The parties have agreed to stay the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter in light of the outcome of the Indiana rate litigation described above. The Company subleased three other larger facilities in Indiana from the same landlord. The sublease expired and a new lease, on essentially the same terms and conditions as the previous sublease, was extended through August 31, 1998. The State of Indiana has approved relocation of the individuals to community-based settings. The Company does not believe the resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Effective January 1, 1998, the Company became the provider of record of a larger facility in Kentucky which it managed. Based upon adjustments to the facility's 1991 cost report by the Kentucky Department of Medicaid Services ("Kentucky"), the Company assumed a contingent liability of up to $5.7 million for fiscal years 1991 through 1997. In 1997, the former provider timely filed an action for declaratory judgement and injunctive relief against Kentucky which will ultimately decide the issue involved for 1991 and subsequent years. On March 17, 1998, the court ruled in favor of the provider.

         In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages in that state. A preliminary injunction was granted in a lawsuit by individual consumers, which requires the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities. At the request of the State, the trial, which was previously set for January, was postponed until May 1998. The Company does not believe the results of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In March 1997, certain small providers brought an action against the Texas Department of Mental Health and Mental Retardation seeking to enjoin the implementation of a provision (not applicable to the Company) of a new reimbursement system which was favorable to the Company and implemented in Texas effective as of January 1, 1997. The trial court in the providers' action recently ruled in favor of the State, thus leaving the new reimbursement system in effect.

         In addition, the Company is a party to various other legal proceedings encountered in the ordinary course of business. The Company believes that many of such lawsuits are without merit. Further, such claims are generally covered by insurance. The Company does not believe the results of such litigation will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Defaults Upon Senior Securities

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol "RSCR". As of March 16, 1998, the Company had approximately 5,000 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

    The following table sets forth the reported high and low sale prices for Res-Care's common stock as reported by NASDAQ. The prices have been adjusted to reflect the 3-for-2 stock split effective June 4, 1996.

           -----------------------------------------------------------------------
           1996                                   HIGH                     LOW
           -----------------------------------------------------------------------
           First Quarter                         14 1/2                   10
           -----------------------------------------------------------------------
           Second Quarter                        26 1/2                   12 3/4
           -----------------------------------------------------------------------
           Third Quarter                         25                       15 3/4
           -----------------------------------------------------------------------
           Fourth Quarter                        18 1/2                   14 3/4
           -----------------------------------------------------------------------

           -----------------------------------------------------------------------
           1997                                   HIGH                     LOW
           -----------------------------------------------------------------------
           First Quarter                         20 3/4                   16 1/2
           -----------------------------------------------------------------------
           Second Quarter                        20 1/8                   14 3/4
           -----------------------------------------------------------------------
           Third Quarter                         25                       18 3/4
           -----------------------------------------------------------------------
           Fourth Quarter                        29 3/4                   20 1/2
           -----------------------------------------------------------------------

    The Company currently does not pay dividends and does not anticipate doing so in the foreseeable future.

    Unregistered Sales of Securities

         Effective January 1, 1998, the Company acquired through merger, the twenty-percent minority interest in its Youthtrack, Inc. subsidiary held by members of its founding management and is operating it as a wholly-owned subsidiary under its present management.

         In November 1997, the Company completed a Rule 144A private placement of $109.4 million (including an over allotment of $9.4 million) principal amount of 6% convertible subordinated notes due in 2004. The notes were initially sold within the United States to qualified institutional accredited investors and qualified institutional buyers and outside the United States to non-U.S. investors. The notes are initially convertible into Res-Care common stock at a conversion price of $28.2125, which represents approximately 3,878,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes. The selected consolidated financial data presented below under the captions "Statement of Income Data" and "Balance Sheet Data" as of, and for the end of, each of the years in the four-year period ended December 31, 1997, are derived from the consolidated financial statements of the Company, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected consolidated financial data presented as of, and for the year ended December 31, 1993, are derived from unaudited consolidated financial statements.

                                                                                  Years Ended December 31
                                                                                  -----------------------
                                                                1993          1994         1995         1996         1997
                                                                ---------------------------------------------------------
STATEMENT OF INCOME DATA (1):                                       (In thousands, except per share and operating data)
Net revenues:
     Disabilities services................................  $    88,338  $   114,358  $   146,062  $   181,280  $   243,045
     Youth services.......................................       27,534       28,600       31,366       42,985       63,009
                                                            -----------  -----------  -----------  -----------  -----------
         Total net revenues...............................      115,872      142,958      177,428      224,265      306,054
Facility and program expenses:
     Disabilities services................................       77,336      101,473      129,245      156,661      209,000
     Youth services.......................................       24,507       25,544       27,529       38,221       56,041
                                                            -----------  -----------  -----------  -----------  -----------
         Total facility and program expenses..............      101,843      127,017      156,774      194,882      265,041
                                                            -----------  -----------  -----------  -----------  -----------
Facility and program contribution.........................       14,029       15,941       20,654       29,383       41,013
Operating expenses:
     Corporate general and administrative.................        5,401        6,085        7,161        9,813       11,222
     Depreciation and amortization........................        1,053        1,443        2,196        3,683        6,298
                                                            -----------  -----------  -----------  -----------  -----------
         Total operating expenses.........................        6,454        7,528        9,357       13,496       17,520
                                                            -----------  -----------  -----------  -----------  -----------
Operating income..........................................        7,575        8,413       11,297       15,887       23,493
Other (income) expenses, net..............................         (295)        (574)        (713)         926        1,779
                                                            ------------ -----------  -----------  -----------  -----------
Income from continuing operations before income
     taxes................................................        7,870        8,987       12,010       14,961       21,714
Income taxes..............................................        3,510        3,862        4,699        5,518        8,737
                                                            -----------  -----------  -----------  -----------  -----------
Income from continuing operations.........................        4,360        5,125        7,311        9,443       12,977
Net income (2)............................................  $     5,105  $     6,179  $    16,558  $     9,443  $    12,977
                                                            ===========  ===========  ===========  ===========  ===========
Basic earnings per share:
     Income from continuing operations....................  $      0.45  $      0.52  $      0.75  $      0.95  $      1.12
     Net income...........................................         0.52         0.63         1.69         0.95         1.12
Diluted earnings per share:
     Income from continuing operations....................         0.43         0.51         0.72         0.91         1.08
     Net income...........................................         0.51         0.61         1.64         0.91         1.08
Pro forma net earnings per share:
     Basic................................................         0.52         0.63         1.68         0.92         ----
     Diluted..............................................         0.51         0.61         1.64         0.88         ----
Weighted average shares used in per share calculations:
     Basic................................................    9,774,790    9,781,091    9,797,750    9,900,446   11,606,238
     Diluted..............................................   10,036,045   10,080,599   10,089,188   10,409,225   12,379,600
OPERATING DATA (1):
Disabilities Services:
     Number of facilities and programs ...................          215          237          264          286          407
     Contract capacity (3)................................        2,786        3,040        4,286        5,031        6,831
     Persons served.......................................        2,624        2,876        4,099        4,899        6,628
     Capacity utilized....................................         94.2%        94.6%        95.6%        97.4%        97.0%
Youth Services:
     Number of facilities and programs ...................            7            7            8           28           44
     Contract capacity (3)................................        1,880        1,970        2,500        2,670        5,455
     Persons served.......................................        1,824        2,000        2,562        2,605        5,323
     Capacity utilized....................................         97.0%       101.5%       102.5%        97.6%        97.6%

                                                                                     As of December 31
                                                                                     -----------------
                                                                1993          1994         1995         1996         1997
                                                                ---------------------------------------------------------
BALANCE SHEET DATA (1):
Working capital...........................................  $    15,415  $    16,790  $    17,123  $    23,353  $    90,082
Total assets..............................................       44,343       50,368       87,440      115,312      255,168
Long-term debt, less current portion......................        4,748        5,742       18,644       30,672      108,470
Shareholders' equity......................................       23,939       30,279       47,069       58,095      104,609

----------

(1) In January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the financial condition and results of operations of Premier. Pro forma amounts have been presented to reflect the tax effect of the Premier partnership interests in prior years. Operating data has not been restated to reflect the operations of Premier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Net income includes income from operation of an unconsolidated affiliate sold, accounted for as a discontinued operation, of $745, $1,054 and $428 in 1993, 1994 and 1995, respectively, and includes an $8,819 gain from sale of this discontinued operation in 1995, net of applicable income taxes of $6,270. The aggregate net income per share is as follows: basic $0.08, $0.11 and $0.94, diluted $0.07, $0.10 and $0.92 in 1993, 1994 and 1995 respectively.

(3) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit and, in all other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Res-Care receives revenues primarily from the delivery of residential, training, education and support services to populations with special needs, including persons with developmental and other disabilities ("disabilities services") and at-risk and troubled youths ("youth services"). Revenues for the Company's disabilities services operations are derived primarily from state government agencies under the Medicaid reimbursement system and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid system. Reimbursement methods vary by state and are typically based on a flat rate or cost-based reimbursement system on a per person, per diem basis. Generally, rates are adjusted annually based primarily upon historical costs experienced by the Company and by other service providers, and on inflation. At facilities and programs where it is the provider of record, the Company is directly reimbursed under state Medicaid programs for services it provides and such reimbursement is affected by occupancy levels. At most facilities and programs that the Company operates pursuant to management contracts, the management fee is negotiated based upon the reimbursement amount expected to be earned by the provider of record, which is affected by occupancy levels. Under certain management contracts, the Company is paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of the Company's revenue recognition policies with respect to Medicaid contracts.

         The Company's youth services operations include 12 vocational training programs under the federal Job Corps program administered by the United States Department of Labor ("DOL"). Under the Job Corps program, the Company is reimbursed for direct costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program expenses. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews. In 1996, the Company began operating other programs for at-risk and troubled youths through its Youthtrack and Alternative Youth Services subsidiaries. Most of the youth services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, the Company is typically reimbursed based on fixed contract amounts, flat rates or cost-based rates. In 1996 and 1997, the effect of Youthtrack management's ownership interest is reflected in the Company's consolidated statements of income as a minority interest. On January 1, 1998, the Company acquired through merger, the twenty-percent minority interest in Youthtrack, Inc. formerly held by members of its founding management.

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

         The Company's revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states inconsistently and are usually retroactive to the beginning of the particular state's fiscal reporting period. The Company expects that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments. However, in some cases states have revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. Current initiatives at the federal or state level may materially change the Medicaid system as it now exists. Retroactively calculated contractual adjustments are estimated and accrued in the periods the related services are rendered and recorded as adjustments in future periods as final adjustments are received. Because the cumulative effect of rate adjustments may differ from previously estimated amounts, net income as a percentage of net revenues for a period in which an adjustment occurs may not be indicative of expected results in succeeding periods. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where the Company operates. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, the Company cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

         The Company is currently engaged in litigation or administrative proceedings with various states' Medicaid programs regarding rate-setting and reimbursement methodologies which could adversely affect the Company's business, financial condition or results of operations, especially in any period in which such adjustments exceed amounts previously estimated. See "Legal Proceedings."

         The loss of one or more contracts to operate the Company's programs or facilities could have a material adverse effect on the Company's current or future results of operations. In 1997, the Company's contract to operate the Gulfport, Mississippi Job Corps center was not renewed. The loss of this contract represented approximately $4.6 million in annual revenues.

         In January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers in a transaction accounted for as a pooling-of-interests. Premier provides disabilities services to clients with ABI. The Company's consolidated financial statements and all financial data derived therefrom have been restated for all periods presented to include the financial condition and results of operations of Premier. Operating Data has not been restated to reflect the operations of Premier.

         In May 1995, the Company sold to a third party all of its interest in an unconsolidated affiliate engaged in providing home health care services and reported a gain on this transaction of $8.8 million after applicable income taxes. The effect of the sale has been recorded in the Company's financial statements as a discontinued operation.

         During 1997, the Company added 18 acquisitions and new contracts representing programs and facilities serving approximately 6,890 individuals with special needs. In these transactions, the Company paid total consideration of approximately $53 million (generally funded from the Revolving Credit ility) and issued 409,250 shares of common stock in the Premier transaction, which was accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items from the Company's consolidated statements of income expressed as a percentage of the Company's total net revenues and in the case of facility and program expenses and facility and program contribution, as a percentage of related net revenues, and the percentage change in the amounts of such items from the prior year:

                                                                                                           Year to Year
                                                                                                             Increase
                                                                                                           -------------
                                                                             Year Ended December 31,       1995     1996
                                                                             -----------------------        to       to
                                                                             1995    1996     1997         1996     1997
                                                                             ----    ----     ----         ----     ----
Net revenues:
     Disabilities services.................................................   82.3%   80.8%    79.4%        24.1%    34.1%
     Youth services........................................................   17.7    19.2     20.6         37.0     46.6
                                                                              ----    ----     ----
           Total net revenues..............................................  100.0   100.0    100.0         26.4     36.5
Facility and program expenses:
     Disabilities services.................................................   88.5    86.4     86.0         21.2     33.4
     Youth services........................................................   87.8    88.9     88.9         38.8     46.6
                                                                              ----    ----     ----
           Total facility and program expenses.............................   88.3    86.9     86.6         24.3     36.0
Facility and program contribution:
     Disabilities services.................................................   11.5    13.6     14.0         46.4     38.3
     Youth services........................................................   12.2    11.1     11.1         24.2     46.3
                                                                              ----    ----     ----
           Total facility and program contribution.........................   11.6    13.1     13.4         42.3     39.6
Operating expenses:
     Corporate general and administrative..................................    4.0     4.4      3.7         37.0     14.4
Depreciation and amortization..............................................    1.2     1.6      2.1         67.7     71.0
                                                                               ---     ---      ---
Operating income...........................................................    6.4     7.1      7.7         40.6     47.9
Other (income) expenses, net...............................................   (0.4)    0.4      0.6           NM     92.1
                                                                              -----    ---      ---
Income from continuing operations before income taxes......................    6.8     6.7      7.1         24.6     45.1
Income taxes...............................................................    2.7     2.5      2.9         17.4     58.3
                                                                               ---     ---      ---
Income from continuing operations..........................................    4.1%    4.2%     4.2%        29.2%    37.4%
                                                                              ====    ====     ====

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues

         Total net revenues increased by 36.5%, or $81.8 million, to $306.1 million in 1997 compared to $224.3 million in 1996. Of the increase, 75.6% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 34.1%, or $61.8 million, to $243.0 million in 1997 compared to 1996. Revenues increased primarily from the acquisition of 11 operations and one management contract in 1997, the opening of 39 new operations and supported living programs in 1997 and the effects of a full year of operations added in 1996. Revenues also increased due to certain cost-of-living and other rate adjustments. Average disabilities services facility and program occupancy rates for 1997 decreased 0.4% to 97.0% compared to 97.4% in 1996.

         Youth services net revenues increased by 46.6%, or $20.0 million, to $63.0 million in 1997 compared to 1996, resulting primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997 and three acquisitions and two management contracts by the Alternative Youth Services subsidiary during 1997.

         Facility and Program Expenses

         Facility and program expenses increased 36.0%, or $70.2 million, to $265.0 million in 1997 compared to 1996. Of this increase, $51.7 million, or 73.6% was due to payroll and payroll-related expenses. These expenses reflected additional personnel, and other costs associated with new facilities and programs during the year, as well as payroll and other cost increases. Facility and program expenses decreased as a percentage of total revenues to 86.6% from 86.9% in 1996. This decrease was due to the effect of the rate increases described above, improved operating efficiencies.

         Disabilities services facility and program expenses increased 33.4%, or $52.2 million, to $209.0 million in 1997 compared to 1996. Payroll and payroll-related expenses represented 77.6% of this increase due primarily to the new facilities in 1997 and the effects of a full year of operations of programs that were added in 1996. As a percentage of disabilities services net revenues, disabilities services facility and program expenses decreased to 86.0% in 1997 from 86.4% in 1996. This decrease was due to the effect of the rate increases described above, improved operating efficiencies.

         Youth services facility and program expenses increased 46.6%, or $17.8 million, to $56.0 million in 1997 compared to 1996. Payroll and payroll-related expenses represented 62.9% of the increase due primarily to the new facilities in 1997 and the effects of a full year of operations of programs that were added in 1996. As a percentage of net revenues for youth services, facility and program expenses remained unchanged at 88.9% in 1997. This increase was due primarily to new acquisitions during 1997 and the increased costs associated with transitioning acquisitions.

         Operating Expenses

         Corporate general and administrative expenses increased 14.4%, or $1.4 million, to $11.2 million in 1997 compared to 1996. The increase primarily reflected additional personnel to support the growth of the Company's operations, as well as increased use of professional services. As a percentage of total net revenues, such expenses decreased to 3.7% in 1997 compared to 4.4% in 1996.

         Depreciation and amortization increased 71.0%, or $2.6 million, to $6.3 million in 1997 compared to 1996. The increase is due primarily to the purchase of real property and intangible assets related to acquisitions during 1996 and 1997. Amortization expense also includes amortization of deferred start-up expenses relating to the development of new facilities and programs. Deferred start-up expenses include administrative and staff salaries, rent, professional fees, insurance and other costs incurred during the period prior to operation of facilities and programs. Such costs are amortized using the straight-line method over periods ranging from five to seven years, consistent with applicable state reimbursement regulations. At December 31, 1997, unamortized start-up costs totaled $4.5 million. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

         Other (Income) Expense, Net

         Net interest expense increased $840,000 to $1.7 million in 1997 compared to 1996. The increase resulted from increased utilization of the credit facility for acquisitions, development and working capital prior to the convertible debt offering. Also, during November 1997, the Company issued, before discount, $109.4 million of convertible notes with a stated rate of interest of 6%. See Note 6 of Notes to Consolidated Financial Statements

         Income Taxes

         Income taxes increased 58.3%, or $3.2 million, to $8.7 million in 1997 compared to 1996, and reflect effective tax rates of 40.2% and 36.9% in 1997 and 1996, respectively. The change in the effective tax rate is due primarily to Premier being taxed as a partnership prior to 1997. The increase in income tax expense is attributable to a higher level of operating income as described above and the restatement of 1996 financial statements for the Premier pooling-of-interests completed January 1, 1997.

         Income From Continuing Operations and Net Income

         Income from continuing operations increased 37.4%, or $3.5 million, to $13.0 million in 1997 compared to 1996 resulting primarily from the revenues of acquired and new programs and facilities, as well as improved occupancy and per diem rates.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues

         Total net revenues increased by 26.4%, or $46.8 million, to $224.3 million in 1996 compared to 1995. Of this increase, 75.2% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 24.1%, or $35.2 million, to $181.3 million in 1996 compared to 1995. Revenues increased primarily from the acquisition of 12 facilities and four supported living operations in 1996, the opening of nine new facilities in 1996 and the effect of a full year of operations of 21 new facilities and programs added in 1995. Revenues also increased due to certain cost-of-living and other rate adjustments providing reimbursement for payroll and other expenses incurred in prior periods. Average disabilities services facility and program occupancy rates for 1996 increased 1.8% to 97.4% compared to 95.6% in 1995.

         Youth services net revenues increased by 37.0%, or $11.6 million, to $43.0 million in 1996 compared to 1995, resulting primarily from the first full year of operations of the Edison Job Corps Center and the Company's first year of operations of Youthtrack. During 1996, the Company began providing services to more than 350 youths through an acquisition by and a new contract awarded to Youthtrack. Revenues were also impacted by inflationary increases. In addition, during 1996, the Company was awarded a contract by the DOL to continue operating the South Bronx Job Corps Center. In December 1996, the Company was awarded a 10-month basic education contract to provide support services at the Great Onyx Job Corps Center in Mammoth Cave, Kentucky.

         Facility and Program Expenses

         Facility and program expenses increased 24.3%, or $38.1 million, to $194.9 million in 1996 compared to 1995. Of this increase, $26.6 million, or 69.8%, was due to payroll and payroll-related expenses. These expenses reflected additional personnel, primarily for the facilities and programs added during the year, as well as annual pay increases. Facility and program expenses decreased as a percentage of total net revenues to 86.9% in 1996 from 88.3% in 1995 due to improved operating efficiencies, higher occupancy levels and the effect of the rate increases described above.

         Disabilities services facility and program expenses increased 21.2%, or $27.4 million, to $156.7 million in 1996 compared to 1995. Payroll and payroll-related expenses represented 76.7% of this increase due primarily to the new facilities in and the effects of a full year of operations of programs that were added in 1995. As a percentage of disabilities services net revenues, disabilities services facility and program expenses decreased to 86.4% in 1996 from 88.5% in 1995. This decrease was due to improved operating efficiencies, higher occupancy levels and the effect of the rate increases described above.

         Youth services facility and program expenses increased 38.8%, or $10.7 million, to $38.2 million in 1996 compared to 1995. The increase related primarily to the first full year of the operation of the Edison Job Corps Center and the initial costs of the Youthtrack operation. As a percentage of youth services net revenues, youth services facility and program expenses increased to 88.9% in 1996 from 87.8% in 1995. The increase in facility and program expenses as a percentage of net revenues was due primarily to the initial costs of the Youthtrack operation.

         Operating Expenses

         Corporate general and administrative expenses increased 37.0%, or $2.7 million, to $9.8 million in 1996 compared to 1995. The increase primarily reflected additional personnel to support the growth of the Company's operations, as well as increased use of professional services. As a percentage of total net revenues, such expenses increased to 4.4% in 1996 compared to 4.0% in 1995.

         Depreciation and amortization expense increased 67.7%, or $1.5 million, to $3.7 million in 1996 compared to 1995. The increase is due primarily to the purchase of real property and intangible assets in disabilities services during 1995 and 1996. Amortization expense also includes amortization of deferred start-up costs relating to the development of new facilities and programs. Deferred start-up costs include administrative and staff salaries, rent, professional fees, insurance and other costs incurred during the period prior to operate the facilities and programs. Such costs are amortized using the straight-line method over periods ranging from five to seven years, consistent with applicable state reimbursement regulations. At December 31, 1996, unamortized start-up costs totaled $3.5 million. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

         Other (Income) Expense, Net

         Net interest expense increased $1.1 million, to $893,000, in 1996 compared to net interest income of $221,000 in 1995. The difference resulted primarily from increased borrowings for acquisitions and working capital. In 1995, funds held in escrow from a 1988 transaction for the sale of the assets of a facility were returned, and the Company recognized a one-time credit of $507,000, net of expenses.

         Income Taxes

         Income taxes increased 17.4%, or $819,000, to $5.5 million in 1996 compared to 1995, and reflect effective tax rates of 36.9% and 39.1% in 1996 and 1995, respectively. The decrease in the effective income tax rate is due primarily to Premier being taxed as a partnership prior to 1997. Net income for 1995 and 1996 was restated to reflect the Premier pooling-of-interests.

         Income From Continuing Operations and Net Income

         Income from continuing operations increased 29.2%, or $2.1 million, to $9.4 million in 1996 compared to 1995, resulting primarily from the revenue contribution of acquired and new programs and facilities as well as improved occupancy and per diem rates. Included in 1995 net income is $9.1 million, or $0.88 diluted earnings per share, attributable to income from and gain on the sale of the Company's discontinued home health care operations. This operation was sold during 1995, resulting in an after tax gain of $8.8 million. Due to the effect of the sale of the discontinued operation, net income was $9.4 million, or $0.91 diluted earnings per share, in 1996 versus $16.6 million or $1.64 diluted earnings per share in 1995.

         Liquidity and Capital Resources

         The Company's need for capital is attributable primarily to the Company's plans to expand through acquisitions and the development of new facilities and programs, and to have sufficient working capital for general corporate purposes. Since most of the Company's facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates received by the Company, the Company's ability to continue to grow at its current rate is directly dependent upon such acquisitions and development.

         During the year ended December 31, 1997, net cash provided by operating activities was $15.2 million compared to $8.1 million for 1996, and $4.1 million for 1995. The increase in 1997 was due primarily to an increase in income from continuing operations, trade payables and accrued expenses, offset by an increase in accounts receivable. The increase in accounts receivable, trade payables and accrued expenses is primarily related to the increased number of acquisitions made during 1997.

         During the year ended December 31, 1997, net cash used in investing activities was $59.6 million, relating primarily to acquisitions and purchases of property and equipment. During 1996, net cash used in investing activities was $20.7 million, related primarily to acquisitions and the purchase of property and equipment. During 1995, net cash used in investing activities was $17.3 million, related primarily to acquisitions and the purchase of property and equipment, offset by dividends from the unconsolidated affiliate sold and the proceeds from the sale of the unconsolidated affiliate net of income taxes.

         Net cash provided by financing activities was $103.1 million for 1997, related primarily to the secondary stock offering and the issuance of convertible subordinated notes, offset by repayment of the line-of-credit. Net cash provided by financing activities was $13.0 million for 1996, and $10.3 million for 1995, both consisting primarily of borrowings against the line-of-credit.

         On April 15, 1997, the Company completed a secondary offering of its common stock generating proceeds of $26.8 million before offering expenses. The proceeds were used to repay borrowings on the Company's line-of-credit.

         On June 23, 1997, the Company amended its Revolving Credit Facility with its banks: PNC Bank, Kentucky, Inc., National City Bank of Kentucky, Sun Trust Bank, Nashville, N.A., Bank One Kentucky, N.A., and Wachovia Bank, which expires on December 31, 2001, subject to extension. The Revolving Credit Facility provides for maximum borrowings of $100 million, including up to $10 million in letters of credit. The Revolving Credit Facility bears interest at the Company's option at either (i) LIBOR plus a range of 0.5% to 1.625%, depending upon certain financial ratios or (ii) the lead lender's prime rate. At December 31, 1997, the Company had $5.1 million outstanding in letters of credit.

         On November 20, 1997, the Company entered into a Second Amendment to the Revolving Credit Facility which provided for: (i) bank consent for the Company to issue convertible subordinated notes not to exceed $115 million, (ii) the amendment of certain financial covenants and (iii) the addition of new subsidiaries as parties to the loan instruments.

         On March 12, 1998, the Company entered into a Third Amendment to the Revolving Credit Facility which provided for: (i) the issuance of the convertible subordinated notes related to the acquisition of Normal Life, Inc. and (ii) the addition of new subsidiaries as parties to the loan instruments.

         On November 18, 1997, the Company completed a private placement of $109.4 million, prior to discount, 6.0% Convertible Subordinated Notes due 2004. The notes are initially convertible into Res-Care common stock based on a conversion price of $28.2125. The proceeds from the issuance of these notes were used to pay off the Company's line-of-credit and together with amounts available under the line-of-credit will be used to finance future acquisitions.

         Net days revenue in accounts receivable for the Company was 61 days at December 31, 1997, compared to 50 days at December 31, 1996 and 46 days at December 31, 1995. Accounts receivable for disabilities services at December 31, 1997, increased to $47.9 million, compared to $31.2 million at December 31, 1996, and $22.8 million at December 31, 1995. In youth services, payment is generally received within 15 to 45 days of billings.

         The Company has historically sought to provide its services in leased premises, especially in the case of larger facilities. However, in response to changes in certain reimbursement methodologies primarily related to its expansion of services provided to consumers in community-based settings; the Company has increased its real estate purchases, particularity residential homes. Also, acquisitions may involve the purchase of real estate.

         On March 12, 1998, the Company acquired all of the outstanding common stock of Normal Life, Inc., a provider of MR/DD services based in Louisville, Kentucky serving approximately 1,300 individuals. The transaction was structured as a purchase of stock for a combination of $51 million in cash and a $22 million Res-Care subordinated note convertible into 567,697 shares of stock.

         The Company believes that borrowings under its Revolving Credit Facility together with its cash and cash equivalents, the use of operating leases whenever possible, cash generated from operations and the net proceeds of the secondary common stock offering and the subordinated convertible notes offering will be sufficient to satisfy its existing and expected commitments for the next twelve months.

         Year 2000 Processing Issue

         Many existing computer programs employed throughout the world use two digits rather than four to identify the year. These programs, if not modified, will not correctly handle the change from "99" to "00" on January 1, 2000, and will no longer be able to perform necessary functions. The Year 2000 issue affects all companies and organizations.

         The Company has implemented steps intended to assure that its computer systems and processes are capable of Year 2000 processing. Year 2000 readiness assessments have been made in the Company's major application areas. Plans for remediation efforts have been developed and are underway with implementation expected to be completed by the end of the first quarter 1999. The Company is reliant on systems maintained by third parties, including states and other reimbursers, and is developing plans to address the risks of third-party non-compliance. However, the Company is not presently in a position to make a definitive assessment of the effect on results of operations or liquidity of non-compliance by one or more states in which the Company conducts significant operations.

         The Company has not made a full assessment of the costs of its Year 2000 compliance efforts, however; the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or results of operations.

         Effect of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

         SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. The Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

         Risks Associated With Forward-looking Statements

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

         Changes in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain additional contracts to provide services to the special needs populations it serves, whether through acquisitions, awards in response to requests for proposals for new facilities or programs or for facilities being privatized by governmental agencies, or other development activities. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and assets as a means of increasing the number of consumers served. Changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

         Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon its ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established or reviewed in one or more of the states in which the Company conducts its operations could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

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

         Additionally, the Company's continued expansion of its existing operations, and its ability to expand its provision of services to other populations utilizing the Company's core competencies are dependent upon continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of these different populations. The success in operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Refer to "F" pages.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Index to Consolidated Financial Statements-Res-Care, Inc. and Subsidiaries:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1996 and 1997

     Consolidated Statements of Income for the years ended December 31, 1995,
      1996 and 1997

     Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31,
      1995, 1996 and 1997

     Notes to Consolidated Financial Statements

(b)(1) On October 14, 1997, the Company filed a Report on Form 8-K/A-1 to amend the Report on 8-K filed August 14, 1997 by filing financial statements of the business acquired and pro forma financial information.

(b)(2) On November 7, 1997, the Company filed a Report on Form 8-K to report a press release issued on November 6, 1997 announcing a private placement of convertible subordinated notes.

    All financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                INDEX TO EXHIBITS

Exhibit
  No.                                   Exhibit
  ---                                   -------
  2.1 Agreement by and among Res-Care, Inc., RSCR California, Inc., Res-Care Illinois, Inc., Res-Care Kansas, Inc., and RSCR Texas, Inc. and Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises-California, Inc., Beverly Enterprises-Illinois, Inc., Beverly Enterprises-Kansas, Inc. and Beverly Enterprises-Texas, Inc., dated April 5, 1995 (excluding Exhibits and Schedules).
            Exhibit 2-1 to the Company's Report on Form 8-K dated May 1, 1995 filed on May 12, 1995 is hereby incorporated by reference.

  2.2 Stock Purchase Agreement by and among Housecall Medical Resources Inc. and Res-Care, Inc., Blair S. Gordon and J. Paul Gordon dated as of May 31, 1995 (excluding Exhibits and Schedules). Exhibit 2-1 to the Company's Report on Form 8-K dated May 31, 1995 filed on June 15, 1995 is hereby incorporated by reference.

  2.3 Stock Purchase Agreement by and among the Company and Richard Greer, Robert Greer and Alicia Greer Austin dated July 31, 1997. Exhibit 2-1 to the Company's Report on Form 8-K dated July 31, 1997 filed on August 14, 1997 is hereby incorporated by reference.

  2.4 Exhibit 2-1 to the Company's Report on Form 8-K dated March 12, 1998 filed on March 27, 1998 is hereby incorporated by reference.

  3.1       Amendment to Restated Articles of Incorporation of the Company.
            Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-32513) is hereby incorporated by reference.

  3.2       Amended and Restated Articles of Incorporation of the Company.
            Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

  3.3 Bylaws of the Company. Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-44029) is hereby incorporated by reference.

  4.1 Specimen Common Stock Certificate. Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

  4.2 Article VI of the Amended and Restated Articles of Incorporation of the Company included in Exhibit 3.1.

  4.3 Indenture, dated as of November 21, 1997, between the Company and PNC Bank, Kentucky, Inc. Exhibit 4.3 to the Company's Registration Statement on Form S-3, (Reg. No. 333-44029) is hereby incorporated by reference.

  4.4 Registration Rights Agreement, dated as of November 21, 1997, by and among the Company, NationsBanc Montgomery Securities, Inc., J.C. Bradford & Co., L.L.C. and Equitable Securities Corporation. Exhibit
            4.4 to the Company's Registration Statement on Form S-3 (Reg. No. 333-44029) is hereby incorporated by reference.

  4.5 Statement of Additional Terms and Conditions dated as of March 15, 1998 relating to $22 million of 5.9% Convertible Subordinated Notes due 2005. Exhibit 2.2 of the Company's Report on Form 8-K dated March 12, 1998 and filed on March 27, 1998 is hereby incorporated by reference.

Exhibit
  No.                                   Exhibit
  ---                                   -------

 10.1* 1991 Incentive Stock Option Plan of the Company (adopted April 24, 1991, amended and restated as of February 23, 1995). Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 33-80331) is hereby incorporated by reference.

 10.2* Amendment to Amended and Restated 1991 Incentive Stock Option Plan of the Company. (filed herewith)

 10.3* 1991 Compensation/Evaluation Bonus Plan. Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

 10.4 1993 Non-Employee Directors Stock Ownership Incentive Plan of the Company (adopted October 28, 1993). Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-76612) is hereby incorporated by reference.

 10.5 Amended and Restated Loan Agreement dated as of April 26, 1995 by and among Res-Care, Inc. and PNC Bank, Kentucky, Inc. and National City Bank, Kentucky. Exhibit 10-7 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995 is hereby incorporated by reference.

 10.6       1994 Employee Stock Purchase Plan effective July 1, 1995. Exhibit
            4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-85964) is hereby incorporated by reference.

 10.7* Employment Agreement dated October 26, 1995 between the Company and Ronald G. Geary. Exhibit 10-1 to the Company's Report on Form 10-Q for the quarter ending September 30, 1995 is hereby incorporated by reference.

 10.8       Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995.
            Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.

 10.9 Second Amendment to Loan Instruments dated as of February 16, 1996 by and among Res-Care, Inc., and PNC Bank, Kentucky, Inc. National City Bank, Kentucky and Sun Trust Bank, Nashville, N.A. Exhibit
            10.12 to the Company's Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.

 10.10 Second Amended and Restated Employment Agreement dated March 17, 1996, between the Company and E. Halsey Sandford. Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.

 10.11 Amended and Restated Employment Agreement dated as of October 26, 1995, and amended November 5, 1996, between the Company and Ronald
            G. Geary. Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference.

 10.12 Loan Agreement dated as of December 23, 1996 by and among Res-Care, Inc. and all of its subsidiaries and PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank, Nashville, N.A., and Bank One, Kentucky, NA. Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference.

Exhibit
  No.                                   Exhibit
  ---                                   -------
 10.13* Employment Agreement dated January 1, 1997 between the Company and Jeffrey M. Cross. Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference.

 10.14* Employment Agreement dated April 13, 1997 between the Company and Paul G. Dunn. Exhibit 10.2 to the company's Report on Form 10-Q for the quarter ending March 31, 1997 is hereby incorporated by reference.

 10.15* Amendment to the Employment Agreement between the Company and Jeffrey M. Cross dated August 4, 1997. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

 10.16*     Amendment to the Employment Agreement between the Company and Paul
            G. Dunn dated August 4, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

 10.17* Employment Agreement between the Company and Pamela M. Spaniac dated July 10, 1997. Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

 10.18 First Amendment to Loan Instruments by and between PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, NA; Wachovia Bank, NA; and Res-Care, Inc. and Subsidiaries dated June 17, 1997. Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference.

 10.19 Second Amendment to Loan Instruments by and between PNC Bank, Kentucky, Inc.; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, NA; Wachovia Bank, NA; and Res-Care, Inc. and Subsidiaries dated November 20, 1997. Exhibit
            10.19 to the Company's Registration Statement on Form S-3 (Reg. No. 333-44029) is hereby incorporated by reference.

 10.20* Employment Agreement between the Company and E. Halsey Sandford, dated January 26, 1998 (filed herewith)

 21.1       Subsidiaries of the Company (filed herewith)

 23.1       Consent of Independent Auditors (filed herewith)

 24.1       Power of Attorney (included on signature page)

 27         Financial Data Schedule

----------

*  Management contracts or compensatory plan or arrangements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RES-CARE, INC

Date:                                                By: /s/ Ronald G. Geary
     -----------------------------                      ------------------------
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

             Signature                                            Title                                    Date
             ---------                                            -----                                    ----
/s/ James R. Fornear                              Chairman of the Board and Director                  _______________
----------------------------------
James R. Fornear

/s/ Ronald G. Geary                               President, Chief Executive Officer                  _______________
----------------------------------                (Principal Executive Officer) and
Ronald G. Geary                                   Director

/s/ E. Halsey Sandford                            Senior Executive and Director                       _______________
----------------------------------
E. Halsey Sandford

/s/ Pamela Mandel Spaniac                         Executive Vice President,                           _______________
---------------------------------
Pamela Mandel Spaniac                             Finance and Administration
                                                  (Chief Financial Officer)

/s/ Seymour L. Bryson                             Director                                            _______________
---------------------------------
Seymour L. Bryson

/s/ W. Bruce Lunsford                             Director                                            _______________
---------------------------------
W. Bruce Lunsford

/s/ Spiro B. Mitsos                               Director                                            _______________
----------------------------------
Spiro B. Mitsos

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report.......................................................................................  F-2
Consolidated Balance Sheets - As of December 31, 1996 and 1997.....................................................  F-3
Consolidated Statements of Income - Years Ended December 31, 1995, 1996 and 1997...................................  F-4
Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1995, 1996 and 1997.....................  F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1996 and 1997...............................  F-6
Notes to Consolidated Financial Statements.........................................................................  F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Res-Care, Inc.:

     We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  KPMG PEAT MARWICK LLP


Louisville, Kentucky
February 24, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         RES-CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                          (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents......................................................      $     7,932         $    66,584
     Accounts and notes receivable, net.............................................           33,996              57,240
     Inventories....................................................................              656                 634
     Deferred income taxes..........................................................            2,498               3,483
     Prepaid expenses...............................................................            1,961               2,259
                                                                                          -----------         -----------
                Total current assets................................................           47,043             130,200
                                                                                          -----------         -----------
Property and equipment, net.........................................................           43,581              54,403
Excess of acquisition cost over net assets acquired, less accumulated
     amortization of $633 in 1996 and $1,751 in 1997................................           14,558              51,751
Other assets........................................................................           10,130              18,814
                                                                                          -----------         -----------
                                                                                          $   115,312         $   255,168
                                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable.........................................................      $     5,241         $    13,888
     Accrued expenses...............................................................           16,059              22,907
     Accrued income taxes...........................................................            2,021               1,564
     Current portion of long-term debt..............................................              369               1,759
                                                                                          -----------         -----------
                Total current liabilities...........................................           23,690              40,118
                                                                                          -----------         -----------
Long-term liabilities...............................................................            1,421               1,714
Long-term debt  ....................................................................           30,672             108,470
Deferred income taxes...............................................................            1,361                  38
                                                                                          -----------         -----------
                Total liabilities...................................................           57,144             150,340
                                                                                          -----------         -----------
Commitments and contingencies
Minority interest...................................................................               73                 219
Shareholders' equity:
     Preferred shares, no par value, authorized 1,000,000 shares, no shares
         issued or outstanding......................................................             ----                ----
     Common stock, no par value, authorized 40,000,000 shares, issued
         13,837,500 shares in 1996 and 15,721,650 shares in 1997....................           15,535              41,678
     Additional paid-in capital.....................................................            4,035              11,215
     Retained earnings..............................................................           42,314              55,057
                                                                                          -----------         -----------
                                                                                               61,884             107,950
     Less cost of common shares in treasury (3,803,822 shares in 1996 and
         3,355,968 shares in 1997)..................................................           (3,789)             (3,341)
                                                                                          ------------        ------------
                Total shareholders' equity..........................................           58,095             104,609
                                                                                          -----------         -----------
                                                                                          $   115,312         $   255,168
                                                                                          ===========         ===========

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Years Ended December 31
                                                                                              -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                        (In thousands, except per share data)
Net revenues........................................................................  $   177,428  $   224,265  $   306,054
Facility and program expenses.......................................................      156,774      194,882      265,041
Operating expenses:
     Corporate general and administrative...........................................        7,161        9,813       11,222
     Depreciation and amortization..................................................        2,196        3,683        6,298
                                                                                      -----------  -----------  -----------
                Total operating expenses............................................        9,357       13,496       17,520
                                                                                      -----------  -----------  -----------
                Total facility, program and operating expenses......................      166,131      208,378      282,561
                                                                                      -----------  -----------  -----------
     Operating income...............................................................       11,297       15,887       23,493
Other expenses (income):
     Interest expense...............................................................          630        1,351        2,544
     Interest income................................................................         (851)        (458)        (811)
     Gain from sale of assets.......................................................         (489)          (4)        (100)
                                                                                      ------------ ------------ ------------
                Total other expenses (income), net..................................         (710)         889        1,633
                                                                                      ------------ -----------  -----------
Minority interest in (income) loss of consolidated subsidiary.......................            3          (37)        (146)
Income from continuing operations before income taxes...............................       12,010       14,961       21,714
Income tax expense..................................................................        4,699        5,518        8,737
                                                                                      -----------  -----------  -----------
Income from continuing operations...................................................        7,311        9,443       12,977
Discontinued operations:
     Income from operation of unconsolidated affiliate sold, net of
         applicable income tax of $37 in 1995.......................................          428         ----         ----
     Gain from sale of unconsolidated affiliate, net of applicable
         income taxes of $6,270.....................................................        8,819         ----         ----
                                                                                      -----------  -----------  -----------
     Net income ....................................................................  $    16,558  $     9,443  $    12,977
                                                                                      ===========  ===========  ===========
Income per share data:
     Basic earnings per share:
         Income from continuing operations..........................................  $      0.75  $      0.95  $      1.12
         Net income.................................................................         1.69         0.95         1.12
     Diluted earnings per share:
         Income from continuing operations..........................................  $      0.72  $      0.91  $      1.08
         Net income.................................................................         1.64         0.91         1.08
Pro forma income data (unaudited):
     Net income as reported.........................................................  $    16,558  $     9,443         ----
     Pro forma adjustment to provision for income taxes.............................          (56)        (292)        ----
                                                                                      ------------ -----------  -----------
     Pro forma net income...........................................................  $    16,502  $     9,151         ----
                                                                                      ===========  ===========  ===========
     Pro forma net income per share:
         Basic......................................................................  $      1.68  $      0.92         ----
         Diluted....................................................................         1.64         0.88         ----
Weighted average shares used in per share calculations:
     For basic earnings per share...................................................        9,798        9,900       11,606
     For diluted earnings per share.................................................       10,089       10,409       12,380

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Additional
                                                Common Stock         Paid-In     Retained       Treasury Stock
                                              Shares     Amount      Capital     Earnings     Shares     Amount      Total
                                              ------     ------      -------     --------     ------     ------      -----
                                                                         (In thousands)
Balance at December 31, 1994.............     13,838  $   15,535   $    2,089    $  16,693     4,056   $ (4,038)  $    30,279

Net income...............................       ----        ----         ----       16,558      ----       ----        16,558
Exercise of stock options................       ----        ----          208         ----       (29)        28           236
Distributions by Premier, net............       ----        ----          ---           (4)     ----       ----            (4)
                                           ---------  ----------   ----------    ----------  -------   --------   ------------

Balance at December 31, 1995.............     13,838      15,535        2,297       33,247     4,027     (4,010)       47,069

Net income...............................       ----        ----         ----        9,443      ----       ----         9,443
Exercise of stock options................       ----        ----        1,738         ----      (223)       221         1,959
Distributions by Premier, net............       ----        ----          ---         (376)     ----       ----          (376)
                                           ---------  ----------   ----------    ----------  -------   --------   ------------

Balance at December 31, 1996.............     13,838      15,535        4,035       42,314     3,804     (3,789)       58,095

Net income...............................       ----        ----         ----       12,977      ----       ----        12,977
Exercise of stock options................       ----        ----        3,331         ----      (358)       359         3,690
Income tax benefit related to
     Premier pooling-of-interests........       ----        ----        2,320         ----      ----       ----         2,320
Sale of common stock, net of
     expenses............................      1,884      26,143         ----         ----      ----       ----        26,143
Issuance of treasury shares in
     connection with an acquisition......       ----        ----        1,529         ----       (90)        89         1,618
Partnership distributions................       ----        ----         ----         (234)     ----       ----          (234)
                                           ---------  ----------   ----------    ---------   -------   --------   -----------

Balance at December 31, 1997.............     15,722  $   41,678   $   11,215    $  55,057     3,356   $ (3,341)  $   104,609
                                           =========  ==========   ==========    =========     =====   =========  ===========

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Cash flows from operating activities:
     Net income.....................................................................  $    16,558  $     9,443  $    12,977
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization..............................................        2,196        3,683        6,298
         Amortization of discount on convertible subordinated notes.................         ----         ----           49
         Deferred income taxes - net................................................         (672)         539          (46)
         Provision for compensation - stock options.................................           27            4         ----
         Income from operation of unconsolidated affiliate sold, net of
              applicable income tax expense.........................................         (428)         ---         ----
         Gain from sale of unconsolidated affiliate, net of applicable income
              tax expense of $6,270.................................................       (8,819)         ---         ----
         Gain from sale of assets...................................................         (489)          (4)        (100)
         Income (loss) applicable to minority interest of consolidated
              subsidiary............................................................           (3)          37          146
     Change in operating assets and liabilities:
         Increase in accounts and notes receivable..................................       (9,291)      (7,619)     (17,673)
         (Increase) decrease in inventories.........................................            5         (157)          19
         (Increase) decrease in prepaid expenses....................................         (341)        (645)          68
         Increase in other assets...................................................         (537)        (102)        (259)
         Increase in trade accounts payable.........................................          887          660        8,524
         Increase in accrued expenses...............................................        3,343        2,110        4,678
         Increase in accrued income taxes...........................................        1,736          488        1,112
         Decrease in long-term liabilities..........................................          (87)        (325)        (593)
                                                                                      -----------  -----------  -----------
              Net cash provided by operating activities.............................        4,085        8,112       15,200
                                                                                      -----------  -----------  -----------
Cash flows from investing activities:
         Repayment of advances to former unconsolidated affiliate...................          586         ----         ----
         Dividend from unconsolidated affiliate sold................................        3,024         ----         ----
         Proceeds from sale of unconsolidated affiliate, net of costs...............       16,425         ----         ----
         Payment of income taxes associated with the gain from sale of
              unconsolidated affiliate..............................................       (6,270)        ----         ----
         Proceeds from sale of assets...............................................          541            7            1
         Purchase of property and equipment.........................................      (12,531)      (5,721)      (8,537)
         Acquisitions of businesses, net of cash acquired...........................      (17,773)     (12,718)     (49,145)
         Payments received on notes from sale of assets.............................           39           39           39
         Deferred start-up costs....................................................       (1,291)      (2,269)      (2,002)
                                                                                      ------------ ------------ ------------
              Net cash used in investing activities.................................      (17,250)     (20,662)     (59,644)
                                                                                      ------------ ------------ ------------
Cash flows from financing activities:
         Net borrowings (repayments) under notes payable to bank....................       10,172       12,006      (26,196)
         Repayment of notes payable.................................................         (113)         (66)      (4,814)
         Proceeds from issuance of convertible subordinated notes...................         ----         ----      106,079
         Proceeds from sale of common stock, net of expenses of $614................         ----         ----       26,143
         Proceeds received from exercise of stock options...........................          209        1,457        2,118
         Partnership distributions..................................................           (4)        (376)        (234)
         Contribution from minority interest of consolidated subsidiary.............           40         ----         ----
                                                                                      -----------  -----------  -----------
              Net cash provided by financing activities.............................       10,304       13,021      103,096
                                                                                      -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents....................................       (2,861)         471       58,652
Cash and cash equivalents at beginning of year......................................       10,322        7,461        7,932
                                                                                      -----------  -----------  -----------
Cash and cash equivalents at end of year............................................  $     7,461  $     7,932  $    66,584
                                                                                      ===========  ===========  ===========

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Supplemental Disclosures of Cash Flow Information:
     Cash paid for:
         Interest (net of amount capitalized in 1996)...............................  $       581  $     1,352  $     1,894
         Income taxes...............................................................        9,909        4,362        7,469

Supplemental Schedule of Non-cash Investing and Financing Activities:
     Issuance of stock in connection with an acquisition............................         ----         ----        1,618
     Issuance of notes in connection with acquisitions..............................        3,600         ----        4,070

                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Description of Business

         The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries (the Company). Intercompany transactions and balances are eliminated in consolidation.

         The Company receives revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth that have typically been provided by state and local government agencies and not-for-profit organizations.

         Net Revenues

         Disabilities Services: Client services are provided at rates established at the time services are rendered. Payments for services rendered to clients covered by Medicaid are generally less than the Company's established rates. Contractual allowances and adjustments are recorded to reflect the difference between established rates and expected reimbursement. Retroactively calculated contractual adjustments are accrued on an estimated basis in the periods the related services are rendered. Final settlements are recorded as adjustments in future periods when they are determined.

         Revenues are derived primarily from state government agencies under the Medicaid reimbursement system and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid system.

         Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where the Company operates. Some states are considering initiating managed care plans for persons served in the Medicaid programs and expanding Medicaid waiver funding for community residential services. At this time, the Company cannot determine the impact of such changes, or the effect of any possible governmental actions.

         Youth Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. Final determination of amounts due under the contracts is subject to audit and review by the U.S. Department of Labor.

         Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

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

                         RES-CARE, INC. AND SUBSIDIARIES

         Depreciation and Amortization

         Depreciation and amortization are provided over the estimated useful lives of the assets, by the straight-line method. Estimated useful lives for buildings are 20 - 40 years. Leasehold improvements are generally amortized over the life of the respective leases. The useful lives of furniture and equipment vary from three to seven years. The Company acts as custodian of assets where it has contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

         The excess of acquisition cost over net assets acquired and the cost of licenses are amortized over 20-30 years using the straight-line method. The Company assesses the recoverability of goodwill and other intangibles as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on cash flow, profitability and projections that incorporate current operating results. This analysis involves significant management judgment.

         Inventories

         Inventories consist principally of supplies, food and linens, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         Deferred Start-Up Costs

         Deferred start-up costs are reimbursable under applicable state regulations and include administrative and staff salaries, rent, professional fees, insurance and other costs incurred during the period prior to operation of the various facilities. These costs are amortized on a straight-line method over periods ranging from five to seven years consistent with applicable state reimbursement regulations.

         Income Taxes

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

         Per Share Data

The Company's Board of Directors authorized a three-for-two stock split to be distributed on June 4, 1996, to shareholders of record on May 24, 1996. All share and per share data included in this annual report have been restated to reflect the stock split. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. Both basic and diluted earning per share have been restated for all periods presented. Per share amounts have also been restated to reflect the issuance of 409,250 shares of common stock in the Premier acquisition on January 1, 1997.

                         RES-CARE, INC. AND SUBSIDIARIES

         Insurance

         The Company maintains insurance in the form of commercial general liability and commercial umbrella liability policies, which include malpractice insurance. Management intends to maintain such coverages in the future and is of the opinion that insurance coverages are adequate to cover any potential losses on asserted claims. Management is unaware of any incidents that would ultimately result in a loss in excess of the Company's insurance coverages. In addition, the Company self-insures group health insurance for its employees. Such self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company has an annual stop-loss limit of $150,000 for each covered individual.

         Workers' compensation policies covering all operations except for New York, West Virginia, Ohio, Puerto Rico and Community Network Consultants, Inc., located in North Carolina, are covered under large deductible or retrospective policies. The Company is responsible for paying the first $250,000 for each claim in excess of the deductible and for all claims in excess of the aggregate stop loss. At this time, no claim is likely to exceed the deductible and all claims combined are not likely to exceed the aggregate stop loss. Estimated future payments have been expensed.

         Financial Instruments

         Various methods and assumptions were used by the Company in estimating the fair value disclosures for significant financial instruments. Fair values of cash and cash equivalents, short-term investments, accounts and notes receivable and trade accounts payable approximate their carrying amount because of the short maturity of those investments. The fair value of short-term debt approximates its carrying amount. The fair value of long-term debt is based on the present value of the underlying cash flows discounted at the current estimated borrowing rates available to the Company, and approximates its carrying value as interest rates are variable.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Reclassifications

         Certain amounts in 1995 and 1996 have been reclassified to conform with the 1997 presentation. The effect of any reclassifications was not material.

         Effect of Recently Issued Accounting Standards

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

         SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly report to shareholders. The Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

2.       ACQUISITIONS

         During the two years ended December 31, 1997, the Company has made various acquisitions as set forth below. Except for the Premier acquisition which was accounted for as a pooling-of-interests, all have been accounted for as purchases. The consolidated financial statements include the operating results of each business acquired for as a purchase from the date of its acquisition. Except for the acquisitions of Communications Network Consultants, Inc. and Teledyne Economic Development, pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

         During the year ended December 31, 1997, the Company made 13 acquisitions accounted for as purchases, including Communications Network Consultants, Inc. and Teledyne Economic Development. Ten of the acquisitions were businesses providing disabilities services. The other acquisitions were providers of youth services. The total purchase price of these acquisitions was $49.1 million, allocated as follows (in thousands):

Buildings, land and equipment.........................................    $     4,657
Excess of acquisition cost over net assets acquired...................         38,198
Other.................................................................          6,290
                                                                          -----------
                                                                          $    49,145
                                                                          ===========

         The following summary of results of operations on a pro forma basis gives effect to the acquisitions of Communications Network Consultants, Inc. and Teledyne Economic Development as though both acquisitions had taken place as of January 1, 1996:

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                        (In thousands, except per share data)
Net revenues ..........................................................................      $275,920          $345,924
Income from continuing operations .....................................................        10,449            13,626
Net income ............................................................................        10,449            13,626
Basic earnings per share:
     Income from continuing operations.................................................          1.06              1.17
     Net income .......................................................................          1.06              1.17
Diluted earnings per share:
     Income from continuing operations.................................................          1.00              1.14
     Net income .......................................................................      $   1.00          $   1.14

         Effective January 1, 1997, the Company acquired all of the partnership interests in Premier Rehabilitation Centers in exchange for 409,250 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Premier provides disability services to clients with acquired brain injuries and is included in the operations of the Division for Persons with Disabilities.

                         RES-CARE, INC. AND SUBSIDIARIES

         Premier revenues and net income included in the Company's consolidated statements of income for the two years ended December 31, 1996 are summarized as follows:

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                               1995              1996
                                                                                               ----              ----
                                                                                                   (In thousands)
Revenues ...........................................................................           $5,760           $5,919
Net income..........................................................................              142              752

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

         The Company provided managerial and administrative services to a division of HCAI under an administrative management agreement. Administrative expenses include personnel, management, accounting, risk management, benefits management, purchasing and various other services, and amounted to approximately $433,000 for the five months ended May 31, 1995. The Company will continue to provide these services under a separate administrative services agreement that expires May 31, 1999.

4.       OTHER ASSETS

         Other assets are as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                                   (In thousands)
Long-term receivables and advances to managed facilities............................      $     1,102         $     2,994
Deferred start-up costs, net of accumulated amortization............................            3,456               4,487
Licenses, net of accumulated amortization...........................................            3,013               2,958
Covenants not to compete, net of accumulated amortization...........................            1,864               6,585
Other assets........................................................................              695               1,790
                                                                                          -----------         -----------
                                                                                          $    10,130         $    18,814
                                                                                          ===========         ===========

5.        PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                              1996                 1997
                                                                                              ----                 ----
                                                                                                   (In thousands)
Property and Equipment:
     Land and land improvements.....................................................      $     4,556         $     6,863
     Leasehold improvements.........................................................            2,932               2,521
     Buildings......................................................................           35,900              42,686
     Furniture and equipment........................................................            7,761              13,151
                                                                                          -----------         -----------
                                                                                               51,149              65,221
Less accumulated depreciation and amortization......................................            7,568              10,818
                                                                                          -----------         -----------
     Net property and equipment                                                           $    43,581         $    54,403
                                                                                          ===========         ===========

                         RES-CARE, INC. AND SUBSIDIARIES

6.        DEBT

         Long-term debt consists of the following:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                                   (In thousands)
Revolving credit facility with banks................................................      $    26,196         $      ----
6% convertible subordinated notes due 2004, net of unamortized discount
     of $3,232......................................................................             ----             106,128
Notes payable.......................................................................            4,748               2,500
Other...............................................................................               97               1,601
                                                                                          -----------         -----------
                                                                                               31,041             110,229
     Less current portion...........................................................              369               1,759
                                                                                          -----------         -----------
                                                                                          $    30,672         $   108,470
                                                                                          ===========          ==========

         The Company's principal credit agreement was entered into on December 23, 1996 with PNC Bank, Kentucky, Inc., National City Bank of Kentucky, SunTrust Bank, Nashville, N.A. and Bank One, Kentucky, N.A. ("the Revolving Credit Facility"). On June 23, 1997, the Company entered into a First Amendment to the Revolving Credit Facility ("the Amendment"). The Amendment extended the revolving line-of-credit from $65.0 million to $100.0 million, increased the Swing Line-of-Credit Facility from $7.5 million to $12.5 million, amended certain financial covenants, and added Wachovia Bank, N.A. as a party to the Revolving Credit Facility. The credit facility expires and is due at maturity in December 2001, subject to extension.

         On November 20, 1997, the Company entered into a Second Amendment to the Revolving Credit Facility which provided for: (i) bank consent for the Company to issue convertible subordinated notes not to exceed $115 million,
(ii) the amendment of certain financial covenants and (iii) the addition of new subsidiaries as parties to the loan instruments.

         On March 12, 1998, the Company entered into a Third Amendment to the Revolving Credit Facility which provided for: (i) the issuance of the convertible subordinated notes in relation to the acquisition of Normal Life, Inc., and (ii) the addition of new subsidiaries as parties to the loan instrument.

         At December 31, 1997, the Company had no outstanding amounts under the Revolving Credit Facility, and $5.1 million of letters of credit outstanding. Interest is based on margins over LIBOR. The six-month LIBOR rate at December 31, 1997 was 6.7%. The Revolving Credit Facility is secured by the common stock of all of the Company's subsidiaries. The Revolving Credit Facility contains financial covenants related to net worth, current ratio, debt service coverage ratio and ratio of total indebtedness to cash flow from operations. At December 31, 1997, the Company was in compliance with these covenants.

         Under the credit facility, the Company is provided a cash management system in which accounts are replenished daily for checks clearing the previous day. Account replenishments are applied against the outstanding borrowing.

         In November 1997, the Company issued, before discount, $100.0 million of 6% convertible subordinated notes under Rule 144A in a private placement statement filed with the Securities and Exchange Commission in November 1997. In December 1997, the Company issued, before discount, an additional $9.4 million of 6% convertible subordinated notes as the result of the exercise of an over-allotment option. The notes are due December 1, 2004. A portion of the net proceeds from the issuance was used to repay amounts outstanding under the Company's Revolving Credit Facility, and the balance will be used for general corporate purposes, including acquisitions and working capital. Interest on the notes will be paid semi-annually. The notes are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed, into common stock at a conversion price of $28.2125 per share, subject to customary anti-dilution adjustments. Subsequent to December 4, 2000, the

                         RES-CARE, INC. AND SUBSIDIARIES
notes are redeemable by the Company, in whole or in part, at any time, at the following redemption prices: 103.43% in the year 2000, 102.57% in the year 2001, 101.71% in the year 2002, 100.86% in the year 2003 and 100.00% in the year 2004.
The notes are general obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company. At December 31, 1997, the senior indebtedness of the Company aggregated $4.1 million.

         Interest expense was $630, $1,351, and $2,544 in the years 1995, 1996 and 1997, respectively. During 1995, $136 of interest paid was capitalized as part of the purchase and renovation of a corporate office building.

         Maturities of long-term debt are as follows:

                                                                                    Years Ended
                                                                                    December 31
                                                                                    -----------
                                                                                   (In thousands)
1998 ...........................................................................    $     1,759
1999 ...........................................................................          1,685
2000 ...........................................................................            429
2001 ...........................................................................            228
2002 ...........................................................................           ----
Thereafter......................................................................        106,128
                                                                                    -----------
                                                                                    $   110,229
                                                                                    ===========

7.       ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                                   (In thousands)
Accrued trade payables..............................................................      $     2,064         $     2,890
Accrued wages and payroll taxes.....................................................            5,620               9,915
Accrued vacation....................................................................            1,710               2,794
Accrued workers' compensation.......................................................            1,395               1,323
Other...............................................................................            5,270               5,985
                                                                                          -----------         -----------
                                                                                          $    16,059         $    22,907
                                                                                          ===========         ===========

8.       INCOME TAXES

         Total income taxes are allocated as follows:

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Income from continuing operations...................................................  $     4,699  $     5,518  $     8,737
Discontinued operations.............................................................        6,307         ----         ----
Shareholders' equity, for tax benefits related to stock options.....................         ----         (498)      (1,571)
                                                                                      -----------  -----------  -----------
                                                                                      $    11,006  $     5,020  $     7,166
                                                                                      ===========  ===========  ===========

                         RES-CARE, INC. AND SUBSIDIARIES

     Income tax expense (benefit) attributable to income from continuing operations is summarized as follows:

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Federal:
     Current........................................................................  $     4,017  $     3,937  $     6,543
     Deferred.......................................................................         (492)         317          204
                                                                                      -----------  -----------  -----------
         Total federal..............................................................        3,525        4,254        6,747
State and local:
     Current........................................................................        1,317        1,042        1,916
     Deferred.......................................................................         (143)         222           74
                                                                                      -----------  -----------  -----------
         Total state and local......................................................        1,174        1,264        1,990
                                                                                      -----------  -----------  -----------
              Total income tax expense..............................................  $     4,699  $     5,518  $     8,737
                                                                                      ===========  ===========  ===========

     A reconciliation of income tax expense in relation to the amounts computed by application of the U.S. Federal income tax rate of 35% to pretax income follows:

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Federal income tax at the statutory rate............................................  $     4,204  $     5,236  $     7,600
Increase (decrease) in income taxes:
     State taxes, net of federal benefit............................................          730          883        1,234
     Surtax exemption...............................................................         (100)        (100)        (100)
     Income taxes on income taxed directly to partners..............................          (57)        (302)        ----
     Other..........................................................................          (78)        (199)           3
                                                                                      -----------  -----------  -----------
                                                                                      $     4,699  $     5,518  $     8,737
                                                                                      ===========  ===========  ===========

                         RES-CARE, INC. AND SUBSIDIARIES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, and 1997, are presented below:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1996              1997
                                                                                               ----              ----
                                                                                                   (In thousands)
Deferred tax assets:
     Accounts receivable, principally due to allowance for contractual
         adjustments................................................................      $       774         $     1,189
     Goodwill and other intangible assets, principally due to purchase
         accounting basis differences and differences in amortization...............             ----               1,551
     Workers' compensation costs, principally due to accrual for financial
         reporting purposes.........................................................              558                 612
     Compensated absences, due to accrual for financial reporting purposes..........              371                 737
     Other liabilities and reserves, deductible in different periods for
         financial reporting and tax purposes.......................................              911               1,091
     Other..........................................................................               40                  41
                                                                                          -----------         -----------
                Total...............................................................            2,654               5,221
                                                                                          -----------         -----------
Deferred tax liabilities:
     Accounts receivable, principally due to experience rated revenue
         recognition for income tax reporting purposes..............................               74                  66
     Property and equipment, due to differences in depreciation.....................              104                  61
     Deferred start-up costs, due to capitalization for financial reporting
         purposes...................................................................              969               1,470
     Amortization of goodwill and licenses..........................................              337                ----
     Other..........................................................................               33                 155
                                                                                          -----------         -----------
                Total gross deferred tax liabilities................................            1,517               1,752
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $     1,137         $     3,469
                                                                                          ===========         ===========
Classified as follows:
     Deferred income tax asset:
         Current....................................................................      $     2,498         $     3,483
         Long-term..................................................................             ----                  24
     Deferred income tax liability..................................................            1,361                  38
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $     1,137         $     3,469
                                                                                          ===========         ===========

         No valuation allowance for deferred tax assets was required as of December 31, 1996 or 1997, nor was there any change in the total valuation allowance for the years ended December 31, 1996 and 1997. The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

                         RES-CARE, INC. AND SUBSIDIARIES

9.        EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for all years reflect a three-for-two stock split on June 4, 1996. Per share amounts have also been restated to reflect the issuance of 409,250 shares of common stock in the Premier acquisition.

                                                                                               Years Ended December 31
                                                                                               -----------------------
                                                                                           1995         1996         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
Income from continuing operations and income available to
     shareholders for basic earnings per share......................................  $     7,311  $     9,443  $    12,977
Interest expense, net of income tax effect, on 6% convertible.......................
     subordinated notes.............................................................         ----         ----          446
                                                                                      -----------  -----------  -----------
Income available to shareholders after assumed conversion
     of 6% convertible subordinated notes...........................................  $     7,311  $     9,443  $    13,423
                                                                                      ===========  ===========  ===========
Weighted average number of common shares used in basic
     earnings per share.............................................................        9,798        9,900       11,606
Effect of dilutive securities:
     Stock options  ................................................................          291          509          363
     Convertible subordinated notes.................................................         ----         ----          411
                                                                                      -----------  -----------  -----------
Weighted number of common shares and dilutive potential
     common shares used in diluted earnings per share...............................       10,089       10,409       12,380
                                                                                      ===========  ===========  ===========
Earnings per share attributable to discontinued operations for 1995 are as follows:

Basic earnings per share:
     Income from operation of unconsolidated affiliate sold.........................  $      0.04         ----         ----
     Gain from sale of unconsolidated affiliate.....................................         0.90         ----         ----
Diluted earnings per share:
     Income from operation of unconsolidated affiliate sold.........................         0.04         ----         ----
     Gain from sale of unconsolidated affiliate.....................................  $      0.88         ----         ----

                         RES-CARE, INC. AND SUBSIDIARIES

10.       SEGMENT INFORMATION

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

                            Facility and Depreciation

                                                       Net          Program        and     Operating  Identifiable  Capital
As of and for the years ended December 31:          Revenues       Expenses   Amortization   Income       Assets   Expenditures
------------------------------------------          --------       --------   ------------   ------       ------   ------------
                                                                                 (In thousands)
1995
Disabilities services.......................     $     146,062  $   129,245  $     1,530  $    9,163   $    58,987  $   4,345
Youth services..............................            31,366       27,529         ----       2,134         5,250       ----
Corporate and other.........................              ----         ----          666        ----        23,203      8,186
                                                 -------------  -----------  -----------  ----------   -----------  ---------
     Total..................................     $     177,428  $   156,774  $     2,196  $   11,297   $    87,440  $  12,531
                                                 =============  ===========  ===========  ==========   ===========  =========
1996
Disabilities services.......................     $     181,280  $   156,661  $     2,573  $   13,546   $    81,818  $   4,842
Youth services..............................            42,985       38,221          104       2,341         8,843        170
Corporate and other.........................              ----         ----        1,006        ----        24,651        709
                                                 -------------  -----------  -----------  ----------   -----------  ---------
     Total..................................     $     224,265  $   194,882  $     3,683  $   15,887   $   115,312  $   5,721
                                                 =============  ===========  ===========  ==========   ===========  =========
1997
Disabilities services.......................     $     243,045  $   209,000  $     4,801  $   19,979   $   140,243  $   6,302
Youth services..............................            63,009       56,041          531       3,514        31,716        615
Corporate and other.........................              ----         ----          966        ----        83,209      1,620
                                                 -------------  -----------  -----------  ----------   -----------  ---------
     Total..................................     $     306,054  $   265,041  $     6,298  $   23,493   $   255,168  $   8,537
                                                 =============  ===========  ===========  ==========   ===========  =========

11.       BENEFIT PLANS

         On January 1, 1995, the Company amended and restated its Money Purchase Pension Plan in its entirety as the Res-Care, Inc. Retirement Savings Plan. In connection with this plan, the Company contributed an amount equal to 3% of eligible employee salary and an additional 3% of employee salary in excess of $40. The total expense relating to this plan for the years ended December 31, 1995 and 1996, was $1,357 and $1,883, respectively.

         On January 1, 1995, as part of the Retirement Savings Plan, the Company established a 401(k) plan in which eligible employees may participate. In 1995 and 1996, in connection with the plan, the Company matched one-half of the employee's contribution up to a maximum of 2%. The total expense relating to the plan for the years ended December 31, 1995, and 1996, was $344 and $354, respectively.

         On January 1, 1997, the Company amended its Retirement Savings Plan. In connection with the plan, the Company matches an amount up to a maximum of 6% of eligible employee salary. The total expense relating to the plan for the year ended December 31, 1997 was $1,305.

                         RES-CARE, INC. AND SUBSIDIARIES

         The Company has stock-based compensation plans, which are described below. For financial statement reporting purposes, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below.

                                                                                             Years Ended December 31
                                                                                             -----------------------
                                                                                     1995            1996            1997
                                                                                     ----            ----            ----
                                                                                      (In thousands, except per share data)
INCOME DATA:
As Reported
     Income from continuing operations..........................................  $     7,311    $     9,443    $    12,977
     Income from operation of unconsolidated affiliate sold.....................          428           ----           ----
     Gain from sale of unconsolidated affiliate.................................        8,819           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $    16,558    $     9,443    $    12,977
                                                                                  ===========    ===========    ===========
Pro Forma
     Income from continuing operations..........................................  $     7,154    $     9,032    $    12,049
     Income from operation of unconsolidated affiliate sold.....................          428           ----           ----
     Gain from sale of unconsolidated affiliate.................................        8,819           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $    16,401    $     9,032    $    12,049
                                                                                  ===========    ===========    ===========
INCOME PER SHARE DATA:
As Reported
    Basic earnings per share:
         Income from continuing operations......................................  $      0.75    $      0.95    $      1.12
         Income from operation of unconsolidated affiliate sold.................         0.04           ----           ----
         Gain from sale of unconsolidated affiliate.............................         0.90           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $      1.69    $      0.95    $      1.12
                                                                                  ===========    ===========    ===========
     Diluted earnings per share:
         Income from continuing operations......................................  $      0.72    $      0.91    $      1.08
         Income from operation of unconsolidated affiliate sold.................         0.04           ----           ----
         Gain from sale of unconsolidated affiliate.............................         0.88           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $      1.64    $      0.91    $      1.08
                                                                                  ===========    ===========    ===========
Pro Forma
     Basic earnings per share:
         Income from continuing operations......................................  $      0.73    $      0.91    $      1.04
         Income from operation of unconsolidated affiliate sold.................         0.04           ----           ----
         Gain from sale of unconsolidated affiliate.............................         0.90           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $      1.67    $      0.91    $      1.04
                                                                                  ===========    ===========    ===========
     Diluted earnings per share:
         Income from continuing operations......................................  $      0.71    $      0.88    $      1.01
         Income from operation of unconsolidated affiliate sold.................         0.04           ----           ----
         Gain from sale of unconsolidated affiliate.............................         0.88           ----           ----
                                                                                  -----------    -----------    -----------
         Net income.............................................................  $      1.63    $      0.88    $      1.01
                                                                                  ===========    ===========    ===========

                         RES-CARE, INC. AND SUBSIDIARIES

         The Company's stock-based compensation plans are fixed stock option plans. Under the 1991 Incentive Stock Option Plan, the Company may grant options to its salaried officers and employees for up to 2,534,062 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is normally five years. Generally all options, except those granted to certain key executives which have varied vesting schedules, vest 20 percent at date of grant and 20% per year over four years.

         Under a stock option plan adopted October 28, 1993, 60,000 shares are available for issuance to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: no dividends paid, as it has been the Company's policy not to declare or pay dividends since its initial public offering in 1992 and the Company does not anticipate paying dividends in the foreseeable future; expected volatility, 49% for 1995 and 1996 and 48% for 1997; risk-free interest rate, 6.36% for 1995 and 1996 and 5.51% for 1997; and expected lives, five to six years.

         Stock option activity is shown below:

                                                           1995                      1996                       1997
                                                    --------------------       --------------------      --------------------
                                                               Weighted-                  Weighted-                 Weighted-
                                                                Average                    Average                   Average
                                                               Exercise                   Exercise                  Exercise
FIXED OPTIONS                                       Shares       Price         Shares       Price        Shares       Price
-------------                                       ------       -----         ------       -----        ------       -----
Outstanding at beginning of year...............      635,175  $      6.06      849,210  $      7.59      983,197   $     9.41
Granted........................................      295,050        11.44      397,647        11.82      529,350        19.60
Exercised (prices ranging from $1.11 to
     $19.25 per share).........................      (27,900)        7.50     (222,725)        6.54     (358,337)        5.86
Canceled.......................................      (53,115)       10.89      (40,935)       11.24      (93,650)       13.06
                                                 ------------              -----------               -----------
Outstanding at end of year.....................      849,210         7.59      983,197         9.39    1,060,560        15.37
                                                 ===========               ===========               ===========
Exercisable at end of year (prices ranging
     from $7.50 to $24.75 per share)...........      400,814  $      4.57      490,780  $      6.79      587,120   $    14.83
                                                 ===========               ===========               ===========
Weighted-average fair value of options
     granted during the year...................  $      3.93               $      4.08               $      5.92
                                                 ===========               ===========               ===========

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                   Options Outstanding                                            Options Exercisable
            ----------------------------------------------------------------------       -------------------------------------
            Range of                Number      Weighted-Average                              Number
            Exercise          Outstanding at        Remaining     Weighted-Average        Exercisable at      Weighted-Average
             Prices          December 31, 1997  Contractual Life   Exercise Price        December 31, 1997     Exercise Price
             ------          -----------------  ----------------   --------------        -----------------     --------------
        $ 7.50 to   10.67          275,035        3.2     years     $   10.22                   154,075         $   10.26

         11.17 to   13.02          185,228        1.8     years         11.70                   106,688             11.69
         15.25 to   19.25          491,947        4.3     years         18.33                   309,207             17.79
         20.50 to   24.75          108,350        5.2     years         21.29                    17,150             22.18
                               -----------                                                   ----------
        $ 7.50 to   24.75        1,060,560        3.6     years     $   15.37                   587,120         $   14.83
                               ===========                                                   ==========

                         RES-CARE, INC. AND SUBSIDIARIES

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates from 1998 through 2003. Total rent expense was approximately $8,625, $9,361 and $13,456 for the years ended December 31, 1995, 1996 and 1997, respectively. Approximate future minimum lease payments under all non-cancelable operating leases are as follows:

                                                                                                             Years Ended
                                                                                                             December 31
                                                                                                             -----------
                                                                                                            (In thousands)
1998 .....................................................................................................      $8,938
1999 .....................................................................................................       7,440
2000 .....................................................................................................       3,996
2001 .....................................................................................................       2,922
2002 .....................................................................................................         986
Thereafter................................................................................................       2,007

         In connection with two acquisitions, the Company will pay additional consideration contingent upon the acquired companies meeting certain earnings levels over the next three years. Assuming the acquired companies meet the targeted earnings levels, the Company will pay an additional $9.8 million.

13.      QUARTERLY DATA (UNAUDITED)

                                                                First        Second        Third       Fourth
                                                               Quarter       Quarter      Quarter      Quarter       Total
                                                               -------       -------      -------      -------       -----
                                                                           (In thousands, except per share data)
1996
Net revenues...........................................     $    54,066  $    54,156  $    56,388  $    59,655  $   224,265
Facility and program contribution......................           6,386        6,788        7,715        8,494       29,383
Net income.............................................           1,921        2,172        2,495        2,855        9,443
Historical net income per share:
     Basic earnings per share..........................            0.20         0.22         0.25         0.28         0.95
     Diluted earnings per share........................            0.19         0.21         0.24         0.27         0.91
Pro forma net income per share:
     Basic earnings per share..........................            0.19         0.21         0.24         0.28         0.92
     Diluted earnings per share........................            0.19         0.20         0.23         0.26         0.88
1997
Net revenues...........................................     $    64,867  $    69,990  $    76,945  $    94,252  $   306,054
Facility and program contribution......................           8,596        8,681       10,939       12,797       41,013
Net income.............................................           2,607        2,887        3,662        3,821       12,977
Basic earnings per share...............................            0.26         0.25         0.30         0.31         1.12
Diluted earnings per share.............................            0.25         0.24         0.29         0.30         1.08

                         RES-CARE, INC. AND SUBSIDIARIES

14.      SUBSEQUENT EVENTS

         Effective January 1, 1998, the Company acquired through merger, the twenty-percent minority interest in its Youthtrack, Inc. subsidiary held by members of its founding management and is operating it as a wholly-owned subsidiary under its present management.

         On March 12, 1998, the Company acquired all of the outstanding common stock of Normal Life, Inc., a provider of MR/DD services based in Louisville, Kentucky serving approximately 1,300 individuals. The transaction was structured as a purchase of stock for a combination of $51 million (unaudited) in cash and a $22 million (unaudited) Res-Care subordinated note convertible into 567,697 shares of stock. The results of operations of Normal Life, Inc. will be included with the results of the Company from March 1, 1998, the effective date of the acquisition.

         The Company has also announced six additional acquisitions in 1998, serving more than 3,000 individuals, at an estimated aggregate cost of $22.4 million (unaudited). All have closed or are anticipated to close by the end of the first quarter of 1998 and will be accounted for as purchase transactions.