Form 10-Q
period 1998-03-31
RES CARE INC /KY/
filed 1998-05-14
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________


                         Commission File Number: 0-20372
--------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's common stock, no par value, as of April 30, 1998, was 12,491,918.


================================================================================

                                      INDEX

                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                        NUMBER

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1998
                      and December 31, 1997...........................................        2

              Condensed Consolidated Statements of Income for the three
                      months ended March 31, 1998 and 1997............................        3

              Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 1998 and 1997......................        4

              Notes to Condensed Consolidated Financial Statements....................        5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................        8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................       13

Item 5.       Other Information.......................................................       13

Item 6.       Exhibits and Reports on Form 8-K........................................       14

              Index to Exhibits.......................................................       15

              Signatures..............................................................       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 March 31        December 31
                                                                   1998             1997
                                                                   ----             ----
                                                               (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  16,205         $  66,584
     Accounts and notes receivable, net                             77,563            57,240
     Inventories                                                       678               634
     Deferred income taxes                                           6,158             3,483
     Prepaid expenses                                                2,798             2,259
                                                                 ---------         ---------
                Total current assets                               103,402           130,200
                                                                 ---------         ---------
Property and equipment, net                                         59,323            54,403
Excess of acquisition cost over net assets acquired, net           159,598            51,751
Other assets                                                        24,631            18,814
                                                                 ---------         ---------
                                                                 $ 346,954         $ 255,168
                                                                 =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                      $  14,412         $  13,888
     Accrued expenses                                               33,016            22,907
     Accrued income taxes                                            5,287             1,564
     Current portion of long-term debt                               2,755             1,759
                                                                 ---------         ---------
                Total current liabilities                           55,470            40,118
                                                                 ---------         ---------
Long-term liabilities                                                5,313             1,714
Long-term debt                                                     174,281           108,470
Deferred income taxes                                                1,127                38
                                                                 ---------         ---------
                Total liabilities                                  236,191           150,340
                                                                 ---------         ---------
Commitments and contingencies
Minority interest                                                       --               219
Shareholders' equity:
     Preferred shares                                                   --                --
     Common stock                                                   41,678            41,678
     Additional paid-in capital                                     13,433            11,215
     Retained earnings                                              58,894            55,057
                                                                 ---------         ---------
                                                                   114,005           107,950
     Less cost of common shares in treasury                         (3,242)           (3,341)
                                                                 ---------         ---------
                Total shareholders' equity                         110,763           104,609
                                                                 ---------         ---------
                                                                 $ 346,954         $ 255,168
                                                                 =========         =========


                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended
                                                                      March 31
                                                            ------------------------------
                                                               1998                1997
                                                            ----------          ----------
                                                                       (unaudited)

Net revenues                                                 $ 105,938           $ 64,867
Facility and program expenses                                   91,878             56,270
Operating expenses:
     Corporate general and administrative                        4,055              2,565
     Depreciation and amortization                               2,470              1,179
                                                             ---------           --------
         Total operating expenses                                6,525              3,744
                                                             ---------           --------
         Total facility, program and operating expenses         98,403             60,014
                                                             ---------           --------

Operating income                                                 7,535              4,853

Other expenses (income):
     Interest expense                                            1,958                562
     Interest income                                              (724)              (116)
     (Gain) loss from sale of assets                                 9                (15)
                                                             ---------           --------
         Total other expenses, net                               1,243                431
                                                             ---------           --------

Minority interest in income of consolidated subsidiary              --                (44)
                                                             ---------           --------

Income before income taxes                                       6,292              4,378
     Income tax expense                                          2,455              1,771
                                                             ---------           --------
Net income                                                   $   3,837           $  2,607
                                                             =========           ========

Income per share data:
     Basic earnings per share                                $    0.31           $   0.26
                                                             =========           ========

     Diluted earnings per share                              $    0.29           $   0.25
                                                             =========           ========

Weighted average shares used in per share calculations:
     Basic earnings per share                                   12,410             10,049

     Diluted earnings per share                                 16,953             10,516



                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               Three Months Ended
                                                                    March 31
                                                         --------------------------------
                                                            1998                 1997
                                                         ----------           -----------
                                                                    (unaudited)

Cash used in operating activities                          $ (1,236)          $ (3,231)

Cash flows from investing activities:
     Purchase of property and equipment                      (1,786)            (3,174)
     Acquisition of businesses, net of cash acquired        (88,638)            (7,336)
     Other                                                     (388)              (381)
                                                           --------           --------
         Cash used in investing activities                  (90,812)           (10,891)
                                                           --------           --------

Cash flows from financing activities:
     Net borrowings under notes payable to bank              40,426             14,304
     Proceeds received from exercise of stock options         1,243                364
     Partnership distributions                                   --               (234)
                                                           --------           --------
         Cash provided by financing activities               41,669             14,434
                                                           --------           --------

Increase (decrease) in cash and cash equivalents           $(50,379)          $    312
                                                           ========           ========





                             See accompanying notes.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (the "Company") are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth. These services have in the past traditionally been provided by state and local government agencies and not-for-profit organizations.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                               March 31   December 31
                                                                 1998        1997
                                                               --------   -----------
                                                                  (In thousands)

Revolving credit facility with banks.....................      $ 40,953     $     --
6% convertible subordinated notes due 2004, net of
     unamortized discount of $3,115 and $3,232 in
     1998 and 1997.......................................       106,245      106,128
5.9% convertible subordinated notes due 2005.............        22,000           --
Notes payable............................................         4,500        2,500
Other....................................................         3,338        1,601
                                                               --------      -------
                                                                177,036      110,229
     Less current portion................................         2,755        1,759
                                                               --------     --------
                                                               $174,281     $108,470
                                                               ========     ========

NOTE 3.  ACQUISITIONS

                  On March 12, 1998, the Company acquired all of the outstanding common stock of Normal Life, Inc. (Normal Life), a Kentucky corporation, which provides services to persons with mental retardation and other developmental disabilities, including dual diagnosis, in Indiana, Kentucky, California, Louisiana, Texas, Georgia and Florida.

                  The aggregate stock purchase price of $73 million was paid with $51 million in cash and $22 million in principal amount of the Company's 5.9% convertible subordinated notes due 2005. The notes are convertible into common stock of the Company at a conversion price of $38.7531, or approximately 567,697 shares, commencing one year from the closing date of the transaction. The funds for the acquisition came from the Company's existing cash and revolving credit facility.

                  The acquisition is being accounted for under the purchase method of accounting. Accordingly, the cost to acquire Normal Life has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of Normal Life are included in the condensed consolidated statements of income effective March 1, 1998.

                  Summarized below are the unaudited pro forma results of the Company's operations for the three months ended March 31, 1998 and 1997, as though the acquisition had occurred on January 1, 1998 and 1997, respectively.

                                                   Three Months Ended March 31,
                                                       1998            1997
                                                   -----------    -------------
                                                          (In thousands,
                                                    except earnings per share)

Revenues ..........................................  $116,881        $76,048
Income before income taxes.........................     5,741          4,165
Net income.........................................     3,501          2,508

Basic earnings per share...........................  $   0.28        $  0.25
                                                     ========        =======

Diluted earnings per share.........................  $   0.27        $  0.24
                                                     ========        =======


                  These unaudited pro forma results of operations do not reflect the total cost savings or other synergies that may result from the acquisition. In the opinion of the management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the acquisition occurred at the beginning of these periods or results of operations that may be achieved in the future.

                  In connection with the Normal Life acquisition, the Company recognized a liability of approximately $2.4 million associated with termination benefits and the closing of duplicate facilities. The termination benefits relate principally to corporate employees. During the three months ended March 31, 1998, the Company paid approximately $247,000 against the liability established for such purposes. The Company estimates that the remaining amounts will be paid by February 28, 1999.

                  The Company also completed seven other acquisitions during the first quarter of 1998, serving more than 3,300 individuals, at an aggregate cost of approximately $26 million.

                  Effective January 1, 1998, the Company acquired through merger, the twenty-percent minority interest in its Youthtrack, Inc. subsidiary held by members of its founding management and is operating it as a wholly-owned subsidiary under its present management.

NOTE 4.  EARNINGS PER SHARE

         The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                               Three Months Ended March 31
                                                                               ---------------------------
                                                                                 1998              1997
                                                                               --------         ----------
                                                                                     (In thousands)

Income available to shareholders for basic earnings per share................   $ 3,837           $ 2,607
Interest expense, net of income tax effect, on convertible
     subordinated notes......................................................     1,109                --
                                                                                -------           -------
Income available to shareholders after assumed conversion
     of convertible subordinated notes.......................................   $ 4,946           $ 2,607
                                                                                =======           =======
Weighted average number of common shares used in basic
     earnings per share......................................................    12,410            10,049
Effect of dilutive securities:
     Stock options  .........................................................       540               467
     Convertible subordinated notes..........................................     4,003                --
                                                                                -------           -------
Weighted number of common shares and dilutive potential
     common shares used in diluted earnings per share........................    16,953            10,516
                                                                                =======           =======


NOTE 5   EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for the Company's year ending December 31, 1999. Initial application of the SOP will be reported as the cumulative effect of a change in accounting principle. As of March 31, 1998, deferred start-up and organization costs of $6.3 million (net of accumulated amortization of $3.8 million) were included in Other Assets in the Company's consolidated balance sheet.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ACQUISITIONS

                  During the first quarter of 1998, the Company completed the acquisitions of eight operations which are expected to generate more than $100 million in annualized revenue and serve approximately 4,600 new consumers. In the Division for Youth Services, the Youthtrack subsidiary expanded its operations into Utah and the Alternative Youth Services subsidiary entered Arizona. In the Division for Persons with Disabilities, operations were added in each of its four geographic regions serving persons with mental retardation and other developmental disabilities, as well as its Premier unit which serves persons with acquired brain injury. The most significant transaction was the acquisition of the stock of Normal Life, Inc. in March 1998. Normal Life operations serve approximately 1,300 consumers and are expected to contribute approximately $68 million in annualized revenue to the Company's Division for Persons with Disabilities.

                  In these transactions, the Company paid total consideration of approximately $101.5 million. This amount was funded from the issuance of $22 million in principal amount of 5.9% convertible subordinated notes related to the Normal Life acquisition, with the remainder from proceeds from the issuance of $109.4 million in principal amount of 6% convertible subordinated notes in November and December 1997 and the Company's revolving credit facility.

         RESULTS OF OPERATIONS

                  Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

         Revenues

                  Total net revenues for the first quarter of 1998 increased by 63.3% or $41.0 million, to $105.9 million compared to $64.9 million for the first quarter of 1997. Of the increase, 66.4% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 51.9%, or $27.2 million, to $79.8 million in the first quarter of 1998 compared to $52.6 million in the first quarter of 1997. Revenues increased primarily as a result of the effects of a full quarter of operations added during 1997, as well as acquisitions during the first quarter of 1998.

                  Youth services net revenues for the first quarter of 1998 increased by 112.1%, or $13.8 million, to $26.1 million compared to $12.3 million during the first quarter of 1997. The increase resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997 and acquisitions by the Alternative Youth Services subsidiary that were operational in the first quarter of 1998 compared to the same period of 1997.

         Facility and Program Expenses

                  Facility and program expenses in the first quarter of 1998 increased 63.3%, or $35.6 million, compared to the first quarter of 1997. Of this increase, $24.5 million, or 68.8% was due to payroll and payroll-related expenses. These expenses reflected additional personnel, as well as other costs associated with new facilities and programs in both of the Company's divisions. Facility and program expenses remained constant as a percentage of total net revenues from period to period at 86.7%.

                  Disabilities services facility and program expenses in the first quarter of 1998 increased 51.9%, or $23.6 million, to $69.1 million compared to $45.5 million during the first quarter of 1997. Payroll and payroll-related expenses represented 75.4% of the increase due primarily to the additional personnel and other costs associated with the new facilities and programs that were operational in the first quarter of 1998 as compared to 1997. As a percentage of net revenues, disabilities services facility and program expenses remained constant from period to period at 86.5%.

                  Youth services facility and program expenses in the first quarter of 1998 increased 110.9%, or $12.0 million, to $22.8 million compared to $10.8 million during the first quarter of 1997. Payroll and payroll-related expenses represented 56.1% of the increase due primarily to the additional facilities and programs that were operational during the first quarter of 1998 compared to the same period in 1997. Also contributing to the increase are higher expenses associated with contract services for certain new facilities and programs. As a percentage of net revenues, youth services facility and program expenses decreased to 87.4% in the first quarter of 1998 from 87.9% for the first quarter of 1997.

         Operating Expenses

                  Corporate general and administrative expenses increased 58.1%, or $1.5 million, in the first quarter of 1998 compared to the first quarter of 1997. Payroll and payroll-related expenses represented 51.9% of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the first quarter of 1998 decreased as a percentage of total net revenues to 3.8% from 4.0% for the same period in 1997.

                  Depreciation and amortization expenses in the first quarter of 1998 increased 109.5%, or $1.3 million, to $2.5 million compared to $1.2 million during the first quarter of 1997. The increase resulted primarily from the purchase of real property and intangible assets since the first quarter of 1997.

         Other (Income) Expense, Net

                  Net interest expense in the first quarter of 1998 increased $800,000 to $1.2 million compared to $400,000 for the first quarter of 1997. The increase resulted primarily from the convertible notes issued in November and December 1997.

         Income Taxes

                  Income taxes increased to $2.5 million in the first quarter of 1998 compared to $1.8 million in the first quarter of 1997, and reflects effective tax rates of 39% and 40%, respectively.

         Liquidity and Capital Resources

                  For the first three months of 1998, cash used in operating activities was $1.2 million compared to $3.2 million for the first three months of 1997, a decrease of $2.0 million in cash used. The decrease was due primarily to an increase in accrued expenses, and also reflects reduced levels of growth in accounts receivable balances from period to period partially offset by reduced levels of growth in accounts payable balances.

                  During the first quarter of 1998, cash used in investing activities was $90.8 million compared to $10.9 million for the first three months of 1997, an increase of $79.9 million, due primarily to the acquisition of businesses and related assets.

                  For the first three months of 1998, cash provided by financing activities was $41.7 million compared to $14.4 million cash provided by financing activities for the first three months of 1997, an increase of $27.3 million. The increase was due primarily to long-term borrowings for acquisitions.

                  As of March 31, 1998, the Company had $51.4 million available on its line-of-credit and $16.2 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $7.6 million issued in connection with workers' compensation insurance and certain facility leases.

                  Net days revenue in accounts receivable for the Company was 62 days at March 31, 1998, compared to 61 days at December 31, 1997. Accounts receivable for disabilities services at March 31, 1998, increased to $64.9 million, compared to $47.9 million at December 31, 1997.

                  The Company has historically sought to provide its services in leased premises, especially in the case of larger facilities. However, in response to changes in certain reimbursement methodologies primarily related to its expansion of services provided to consumers in community-based settings, the Company has increased its real estate purchases, particularly residential homes. Also, business acquisitions may involve the purchase of real estate.

                  The Company has historically satisfied its working capital requirements, capital expenditures (excluding major acquisitions) and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations and common stock. The Company believes that cash generated from operations and remaining availability under its credit facility will continue to be sufficient to meet its working capital requirements, planned capital expenditures (excluding major acquisitions) and scheduled debt repayments over the next twelve months. Cash requirements for business acquisitions over the next twelve months are dependent upon obtaining additional financing through either an expansion of the existing credit facility or the issuance of additional long-term obligations or common stock.

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

         The Company has not made a full assessment of the costs of its Year 2000 compliance efforts, however, the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or results of operations.

         Risks Associated with Forward-Looking Statements

                  In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including the following cautionary statements that are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements concerning the Company made by or on behalf of the Company, whether contained herein or elsewhere including with respect to "Year 2000 Processing Issue".

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

                  Additionally, the Company's continued expansion of its existing operations, and its ability to expand into providing services to other populations utilizing the Company's core competencies, are dependent upon continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of these different populations. The success in operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may affect revenues and period-to-period comparisons. In Indiana, the Company and another provider have been in litigation with the State over the rate-setting methodology for larger facilities. In September 1997, except for an issue involving staffing hours, the court denied plaintiffs' motion for injunctive relief. The plaintiffs have appealed and the results of this litigation will not have a material effect on the Company's consolidated financial condition, results of operations or liquidity.

         The Company is also involved in litigation against the landlord of four of the Company's larger facilities in Indiana. The parties have agreed to stay the litigation pending the outcome of the Indiana rate litigation, and the Company is unable at this time to determine whether it will ultimately prevail in the matter in light of the outcome of the Indiana rate litigation described above. The Company does not believe the results of this matter will have a material effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 5.  OTHER INFORMATION

         In April 1998, the Company's Division for Youth Services was awarded a contract by the U.S. Department of Labor to operate the Earle C. Clements Job Corps center in Kentucky. The facility is the country's largest Job Corps center, serving more than 2,000 students. The two-year contract provides for revenues of more than $60 million and includes three one-year renewal options. It was awarded following a formal bid process. The Company began operation of the center on May 1, 1998.

         On May 12, 1998, at its annual meeting, the Company announced that its Board of Directors had declared a 3-for-2 stock split, to be effected as a 50% stock dividend. The new shares will be distributed on June 4, 1998, to shareholders of record at the close of business on May 22, 1998. As of April 30, 1998, the Company had approximately 12.5 million common shares outstanding. This will increase to approximately 18.7 million shares following the distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits:

                      10.1 Third Amendment to the Loan Instruments by and between PNC Bank, National Association; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, N.A.; Wachovia Bank, N.A.; and Res-Care, Inc., dated March 12, 1998.

                      27.1 Financial Data Schedule - March 31, 1998

                      27.2 Financial Data Schedule - March 31, 1997 (Restated)

                  (b) Reports on Form 8-K:

                      (i) On March 27, 1998, the Company filed a Report on Form 8-K to report the acquisition of Normal Life, Inc. The report included financial statements and pro forma financial information.

                      (ii) On January 9, 1998, the Company filed a Report on Form 8-K to provide pro forma financial information to reflect the acquisitions of Teledyne Economic Development and Communications Network Consultants, Inc.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------
 10.1 Third Amendment to the Loan Instruments by and between PNC Bank, National Association; National City Bank of Kentucky; SunTrust Bank, Nashville, N.A.; Bank One, Kentucky, N.A.; Wachovia Bank, N.A.; and Res-Care, Inc., dated March 12, 1998.

 27.1    Financial Data Schedule - March 31, 1998

 27.2    Financial Data Schedule - March 31, 1997 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date:    ____________            By:    ____________________________________
                                        Ronald G. Geary
                                        President and Chief Executive Officer




Date:    ____________            By:    _____________________________________
                                        Pamela Mandel Spaniac
                                        Executive Vice President Finance &
                                        Administration/Chief Financial Officer