Form 10-Q
period 1998-06-30
RES CARE INC /KY/
filed 1998-08-11
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1998


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to _____________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the registrant's common stock, no par value, as of July 31, 1998, was 18,769,111.


================================================================================

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997........................................  2

         Condensed Consolidated Statements of Income for the
              three months ended June 30, 1998 and 1997 and
              six months ended June 30, 1998 and 1997......................  3

         Condensed Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997......................  4

         Notes to Condensed Consolidated Financial Statements..............  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 15

Item 4.  Submission of Matters to a Vote of Security Holders............... 15

Item 5.  Other Information................................................. 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

         Index to Exhibits................................................. 17

         Signatures........................................................ 18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        June 30      December 31
                                                         1998            1997
                                                      -----------    -----------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $ 26,608       $ 66,584
  Accounts and notes receivable, net                      76,803         57,240
  Inventories                                                680            634
  Deferred income taxes                                    6,168          3,483
  Prepaid expenses and other current assets                4,780          2,259
                                                        --------       --------
      Total current assets                               115,039        130,200
                                                        --------       --------
Property and equipment, net                               60,973         54,403
Excess of acquisition cost over net assets
  acquired, net                                          159,311         51,751
Other assets                                              29,090         18,814
                                                        --------       --------
                                                        $364,413       $255,168
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                $ 20,757       $ 13,888
  Accrued expenses                                        35,613         22,907
  Accrued income taxes                                     2,974          1,564
  Current portion of long-term debt                        2,263          1,759
                                                        --------       --------
      Total current liabilities                           61,607         40,118
                                                        --------       --------
Long-term liabilities                                      5,138          1,714
Long-term debt                                           180,428        108,470
Deferred income taxes                                      1,208             38
                                                        --------       --------
      Total liabilities                                  248,381        150,340
                                                        --------       --------
Commitments and contingencies
Minority interest                                             --            219
Shareholders' equity:
  Preferred shares                                            --             --
  Common stock                                            41,678         41,678
  Additional paid-in capital                              14,405         11,215
  Retained earnings                                       63,150         55,057
                                                        --------       --------
                                                         119,233        107,950
  Less cost of common shares in treasury                  (3,201)        (3,341)
                                                        --------       --------
      Total shareholders' equity                         116,032        104,609
                                                        --------       --------
                                                        $364,413       $255,168
                                                        ========       ========

           See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Three Months Ended         Six Months Ended
                                           June 30                  June 30
                                    ---------------------    ----------------------
                                      1998         1997        1998         1997
                                    ---------    --------    ---------    ---------
                                          (unaudited)              (unaudited)
Net revenues                        $ 129,595    $ 69,990    $ 235,533    $ 134,857

Facility and program expenses         111,609      61,309      203,487      117,579
Operating expenses:
  Corporate general and
    administrative                      4,873       2,250        8,928        4,815
  Depreciation and amortization         3,618       1,376        6,088        2,555
                                    ---------    --------    ---------    ---------
      Total operating expenses          8,491       3,626       15,016        7,370
                                    ---------    --------    ---------    ---------
      Total facility, program and
        operating expenses            120,100      64,935      218,503      124,949
                                    ---------    --------    ---------    ---------
Operating income                        9,495       5,055       17,030        9,908

Other expenses (income):
  Interest expense                      2,917         354        4,875          916
  Interest income                        (290)       (162)      (1,014)        (278)
  Gain from sale of assets                (28)        (11)         (19)         (26)
                                    ---------    --------    ---------    ---------
      Total other expenses, net         2,599         181        3,842          612
                                    ---------    --------    ---------    ---------
Minority interest in income of
  consolidated subsidiary                  --         (36)          --          (80)
                                    ---------    --------    ---------    ---------
Income before income taxes              6,896       4,838       13,188        9,216
  Income tax expense                    2,640       1,951        5,095        3,722
                                    ---------    --------    ---------    ---------
Net income                          $   4,256    $  2,887    $   8,093    $   5,494
                                    =========    ========    =========    =========
Income per share data:
  Basic earnings per share          $    0.23    $   0.16    $    0.43    $    0.34
                                    =========    ========    =========    =========

  Diluted earnings per share        $    0.21    $   0.16    $    0.41    $    0.33
                                    =========    ========    =========    =========
Weighted average shares used in
  per share calculations:
    Basic earnings per share           18,745      17,541       18,681       16,314

    Diluted earnings per share         26,181      17,949       25,808       16,868


           See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30
                                                          ---------------------
                                                            1998         1997
                                                          ---------    --------
                                                                (unaudited)
Cash provided by operating activities                     $  13,727    $  5,608

Cash flows from investing activities:
  Purchase of property and equipment                         (4,712)     (5,667)
  Acquisitions of businesses, net of cash acquired          (93,122)     (9,201)
  Other                                                      (3,544)     (1,377)
                                                          ---------    --------
      Cash used in investing activities                    (101,378)    (16,245)
                                                          ---------    --------

Cash flows from financing activities:
  Net borrowings (repayments) under notes
    payable to bank                                          46,832     (13,224)
  Repayments of notes payable                                (1,037)     (1,509)
  Proceeds from sale of common stock,
    net of expenses of $559                                      --      26,196
  Proceeds received from exercise of stock options            1,880       1,080
  Partnership distributions                                      --        (235)
                                                          ---------    --------
      Cash provided by financing activities                  47,675      12,308
                                                          ---------    --------
Increase (decrease) in cash and cash equivalents          $ (39,976)   $  1,671
                                                          =========    ========

           See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (UNAUDITED)


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

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE 2. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                           June 30    December 31
                                                             1998         1997
                                                           --------   -----------
                                                               (In thousands)
Revolving credit facility with banks ....................  $ 46,832     $     --
6% convertible subordinated notes due 2004,
  net of unamortized discount of $2,999 and
  $3,232 in 1998 and 1997 .............................     106,361      106,128
5.9% convertible subordinated notes due 2005 ............    22,000           --
Notes payable ...........................................     7,468        2,500
Other ...................................................        30        1,601
                                                           --------     --------
                                                            182,691      110,229
    Less current portion ................................     2,263        1,759
                                                           --------     --------
                                                           $180,428     $108,470
                                                           ========     ========

     On June 30, 1998, the Company amended and restated its credit agreement with a group of banks to provide for maximum borrowings of $200 million, increase the letter of credit facility from $10 million to $20 million, amend certain financial covenants and add new subsidiaries and banks as parties to the loan agreement. At June 30, 1998, the Company had borrowings of $46.8 million under the credit facility and $5.2 million of letters of credit outstanding. Interest is based on margins over LIBOR. The amended and restated credit facility is secured by the common stock of all of the Company's subsidiaries and contains financial covenants related to net worth, debt service coverage, indebtedness to cash flow from operations, and debt to capitalization.


NOTE 3. ACQUISITIONS

     On March 12, 1998, the Company acquired all of the outstanding common stock of Normal Life, Inc. (Normal Life), a Kentucky corporation, which provides services to persons with mental retardation and other developmental disabilities in Indiana, Kentucky, California, Louisiana, Texas, Georgia and Florida.

     The aggregate stock purchase price of $73 million was paid with $51 million in cash and $22 million in principal amount of the Company's 5.9% convertible subordinated notes due 2005. The notes are convertible into common stock of the Company at a conversion price of $25.8354, or approximately 851,545 shares, commencing one year from the closing date of the transaction. The funds for the acquisition came from the Company's existing cash and revolving credit facility.

     The acquisition is being accounted for under the purchase method of accounting. Accordingly, the cost to acquire Normal Life has been preliminarily allocated to the assets acquired and liabilities assumed according to their respective estimated fair values. Results of operations of Normal Life are included in the condensed consolidated statements of income effective March 1, 1998.

     Summarized below are the unaudited pro forma results of the Company's operations for the six months ended June 30, 1998 and 1997, as though the acquisition had occurred on January 1, 1998 and 1997, respectively.

                                                       Six Months Ended June 30,
                                                         1998              1997
                                                       --------         ---------
                                                             (In thousands,
                                                       except earnings per share)
Net revenues ......................................... $246,476         $158,537
Income before income taxes ...........................   12,637            8,668
Net income ...........................................    7,744            5,200

Basic earnings per share ............................. $   0.41         $   0.32
                                                       ========         ========
Diluted earnings per share ........................... $   0.40         $   0.32
                                                       ========         ========

     These unaudited pro forma results of operations do not reflect the total cost savings or other synergies that may result from the acquisition. In the opinion of management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the acquisition occurred at the beginning of these periods or results of operations that may be achieved in the future.

     In connection with the Normal Life acquisition, the Company recognized a liability of approximately $2.4 million associated with termination benefits and the closing of duplicate facilities. The termination benefits relate principally to corporate employees. During the six months ended June 30, 1998, the Company paid approximately $742,000 against the liability established for such purposes. The Company estimates that the remaining amounts will be paid by February 28, 1999.

     During the first six months of 1998, the Company also completed ten other acquisitions of programs or facilities serving more than 3,700 individuals, at an aggregate cost of approximately $28.1 million. The purchase price for these acquired operations was funded primarily from the Company's credit facility. Additionally, the Company was awarded three contracts to operate facilities serving approximately 2,000 consumers.

     During July 1998, the Company completed the acquisitions of four operations which are expected to generate more than $13 million in annualized revenue and serve approximately 300 consumers. The aggregate cost of approximately $5.6 million was funded primarily from the Company's credit facility.


NOTE 4. EARNINGS PER SHARE

     The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                             Three Months Ended    Six Months Ended
                                                  June 30             June 30
                                             ------------------   -----------------
                                               1998      1997      1998      1997
                                             --------   -------   -------   -------
                                                (In thousands)     (In thousands)
Income available to shareholders
  for basic earnings per share..............  $ 4,256   $ 2,887   $ 8,093   $ 5,494
Interest expense, net of income tax effect,
  on convertible subordinated notes.........    1,309        --     2,437        --
                                              -------   -------   -------   -------
Income available to shareholders after
  assumed conversion of convertible
  subordinated notes........................  $ 5,565   $ 2,887   $10,530   $ 5,494
                                              =======   =======   =======   =======
Weighted average number of common shares
  used in basic earnings per share..........   18,745    17,541    18,681    16,314
Effect of dilutive securities:
  Stock options.............................      770       408       790       554
  Convertible subordinated notes............    6,666        --     6,337        --
                                              -------   -------   -------   -------
Weighted average number of common shares
  and dilutive potential common shares used
  in diluted earnings per share.............   26,181    17,949    25,808    16,868
                                              =======   =======   =======   =======

     On May 12, 1998, at its annual meeting, the Company's Board of Directors declared a 3-for-2 stock split, payable to shareholders of record at the close of business on May 22, 1998. All shares outstanding and per share amounts have been restated to reflect the stock split.


NOTE 5. EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for the Company's year ending December 31, 1999. Initial application of the SOP will be reported as the cumulative effect of a change in accounting principle. As of June 30, 1998, deferred start-up and organization costs of $7.5 million (net of accumulated amortization of $4.0 million) were included in other assets in the Company's consolidated balance sheet.


NOTE 6. STOCK PLAN

     On May 12, 1998, the stockholders approved the 1998 Omnibus Stock Plan ("Plan") reserving 1,125,000 shares of the Company's common stock for awards to selected key employees of the Company. The Plan provides the Board of Directors with the flexibility to grant stock options, stock appreciation rights, restricted or unrestricted stock awards, phantom stock, and performance awards. As of June 30, 1998, no options or awards had been granted under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ACQUISITIONS AND CONTRACTS

     During the second quarter of 1998, the Company completed six transactions which are expected to generate more than $33.0 million in annualized revenue and serve approximately 2,500 new consumers. The Division for Persons with Disabilities added two operations during the quarter which are expected to generate approximately $1.5 million in annualized revenue and serve over 350 consumers. The Division for Youth Services added four operations during the quarter, most notably with its award of the management contract for the Earle C. Clements Job Corps Center located in Morganfield, Kentucky, which serves more than 2,000 students and is expected to generate approximately $30 million in annualized revenue.

     During the six months ended June 30, 1998, the Company completed fourteen transactions which are expected to generate more than $136 million in annualized revenue and serve approximately 7,000 consumers. In connection with the acquisitions consummated during the six months ended June 30, 1998, the Company paid total consideration of approximately $102 million. This amount was funded from proceeds from the issuance of convertible subordinated notes and the Company's revolving credit facility.


  RESULTS OF OPERATIONS

     QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

  Revenues

     Total net revenues for the second quarter of 1998 increased by 85.2%, or $59.6 million, to $129.6 million compared to $70.0 million for the second quarter of 1997. Of the increase, 66.4% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 69.4%, or $39.6 million, to $96.6 million in the second quarter of 1998 compared to $57.0 million in the second quarter of 1997. Revenues increased primarily as a result of the effects of a full quarter of operations added during 1997 and the first quarter of 1998, including the effects of the Normal Life acquisition, which closed effective March 1, 1998. This transaction added approximately $68 million in annualized revenue and 1,300 new consumers.

     Youth services net revenues for the second quarter of 1998 increased by 154.5%, or $20.0 million, to $32.9 million compared to $12.9 million during the second quarter of 1997. The increase resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997, that were operational in the second quarter of 1998 compared to the same period of 1997, and the addition of the contract to manage the Earle C. Clements Job Corps Center in the second quarter of 1998.

  Facility and Program Expenses

     Facility and program expenses in the second quarter of 1998 increased 82.0%, or $50.3 million, compared to the second quarter of 1997. Of this increase, $33.3 million, or 66.2% was due to payroll and payroll-related expenses. These expenses reflected additional personnel as well as other costs associated with new facilities and programs in both of the Company's divisions. Facility and program expenses decreased as a percentage of total net revenues from 87.6% in 1997 to 86.1% in 1998.

     Disabilities services facility and program expenses in the second quarter of 1998 increased 66.4%, or $32.9 million, to $82.6 million compared to $49.7 million during the second quarter of 1997. Payroll and payroll-related expenses represented 71.0% of the increase due primarily to the additional personnel and other costs associated with the new facilities and programs that were operational in the second quarter of 1998 as compared to 1997. As a percentage of net revenues, disabilities services facility and program expenses decreased from 87.1% in 1997 to 85.5% in 1998.

     Youth services facility and program expenses in the second quarter of 1998 increased 149.0%, or $17.4 million, to $29.0 million compared to $11.6 million during the second quarter of 1997. Payroll and payroll-related expenses represented 57.2% of the increase due primarily to the additional facilities and programs that were operational during the second quarter of 1998 compared to the same period in 1997. Also contributing to the increase are higher expenses associated with contract services for certain new facilities and programs. As a percentage of net revenues, youth services facility and program expenses decreased to 87.9% in the second quarter of 1998 from 89.9% for the second quarter of 1997.

  Operating Expenses

     Corporate general and administrative expenses increased 116.6%, or $2.6 million, in the second quarter of 1998 compared to the second quarter of 1997. Payroll and payroll-related expenses represented 54.5% of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the second quarter of 1998 increased as a percentage of total net revenues to 3.8% from 3.2% for the same period in 1997.

     Depreciation and amortization expenses in the second quarter of 1998 increased 162.9%, or $2.2 million, to $3.6 million compared to $1.4 million during the second quarter of 1997. The increase resulted primarily from the purchase of real property and intangible assets since the second quarter of 1997.

  Other Expenses (Income)

     Interest expense in the second quarter of 1998 increased $2.5 million to $2.9 million compared to $400,000 for the second quarter of 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 and March 1998 as well as borrowings under the Company's credit facility.

  Income Taxes

     Income taxes increased to $2.6 million in the second quarter of 1998 compared to $2.0 million in the second quarter of 1997, and reflects effective tax rates of 38.3% and 40.3%, respectively.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  Revenues

     Total net revenues for the first six months of 1998 increased by 74.7% or $100.6 million, to $235.5 million compared to $134.9 million for the first six months of 1997. Of the increase, 66.4% resulted from increased disabilities services revenues. Disabilities services net revenues increased by 61.0%, or $66.9 million, to $176.5 million in the first six months of 1998 compared to $109.6 million in the first six months of 1997. Revenues increased primarily as a result of the effects of a full six months of operations added during 1997, as well as acquisitions during the first six months of 1998.

     Youth services net revenues for the first six months of 1998 increased by 133.8%, or $33.7 million, to $59.0 million compared to $25.3 million during the first six months of 1997. The increase resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997, other acquisitions that were operational in the first six months of 1998 compared to the same period of 1997 and the addition of the contract to manage the Earle C. Clements Job Corps Center in the second quarter of 1998.

  Facility and Program Expenses

     Facility and program expenses in the first six months of 1998 increased 73.1%, or $85.9 million, compared to the first six months of 1997. Of this increase, $57.8 million, or 67.3% was due to payroll and payroll-related expenses. These expenses reflected additional personnel, as well as other costs associated with new facilities and programs in both of the Company's divisions. Facility and program expenses decreased as a percentage of total net revenues from 87.2% in 1997 to 86.4% in 1998.

     Disabilities services facility and program expenses in the first six months of 1998 increased 59.5%, or $56.6 million, to $151.7 million compared to $95.1 million during the first six months of 1997. Payroll and payroll-related expenses represented 72.8% of the increase due primarily to the additional personnel and other costs associated with the new facilities and programs that were operational in the first six months of 1998 as compared to 1997. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.8% in 1997 to 86.0% in 1998.

     Youth services facility and program expenses in the first six months of 1998 increased 130.6%, or $29.3 million, to $51.8 million compared to $22.5 million during the first six months of 1997. Payroll and payroll-related expenses represented 56.7% of the increase due primarily to the additional facilities and programs that were operational during the first six months of 1998 compared to the same period in 1997. Also contributing to the increase are higher expenses associated with contract services for certain new facilities and programs. As a percentage of net revenues, youth services facility and program expenses decreased to 87.7% in the first six months of 1998 from 88.9% for the first six months of 1997.

  Operating Expenses

     Corporate general and administrative expenses increased 85.4%, or $4.1 million, in the first six months of 1998 compared to the first six months of 1997. Payroll and payroll-related expenses represented 53.5% of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the first six months of 1998 increased as a percentage of total net revenues to 3.8% from 3.6% for the same period in 1997.

     Depreciation and amortization expenses in the first six months of 1998 increased 138.3%, or $3.5 million, to $6.1 million compared to $2.6 million during the first six months of 1997. The increase resulted primarily from the purchase of real property and intangible assets since the first six months of 1997.

  Other Expenses (Income)

     Interest expense in the first six months of 1998 increased $4.0 million to $4.9 million compared to $900,000 for the first six months of 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 and March 1998 as well as borrowings under the Company's credit facility. Interest income for the six months of 1998 increased $700,000 to $1.0 million from $300,000 for the same period in 1997. This increase is due principally to earnings on funds invested from the proceeds from the issuance of the convertible subordinated notes in November and December 1997.

  Income Taxes

     Income taxes increased to $5.1 million in the first six months of 1998 compared to $3.7 million in the first six months of 1997, and reflects effective tax rates of 38.6% and 40.4%, respectively.

  Liquidity and Capital Resources

     For the first six months of 1998, cash provided by operating activities was $13.7 million compared to $5.6 million for the first six months of 1997, an increase of $8.1 million in cash provided. The increase was due primarily to an increase in accrued expenses, and also reflects reduced levels of growth in accounts receivable balances from period to period partially offset by reduced levels of growth in accounts payable balances.

     During the first six months of 1998, cash used in investing activities was $101.4 million compared to $16.2 million for the first six months of 1997, an increase of $85.2 million, due primarily to the acquisition of businesses and related assets.

     For the first six months of 1998, cash provided by financing activities was $47.7 million compared to $12.3 million for the first six months of 1997, an increase of $35.4 million. The increase was due primarily to long-term borrowings for acquisitions.

     On June 30, 1998, the Company amended and restated its credit agreement with a group of banks to provide for maximum borrowings of $200 million, increase the letter of credit facility from $10 million to $20 million, amend certain financial covenants and add new subsidiaries and banks as parties to the loan agreement. As of June 30, 1998, the Company had $147.9 million available on its line-of-credit and $26.6 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $5.2 million issued in connection with workers' compensation insurance and certain facility leases.

     Days revenue in accounts receivable for the Company was 58 days at June 30, 1998, compared to 61 days at December 31, 1997. Accounts receivable at June 30, 1998, increased to $76.8 million, compared to $57.2 million at December 31, 1997.

     The Company has historically satisfied its working capital requirements, capital expenditures (excluding major acquisitions) and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations and common stock. The Company believes that cash generated from operations and availability under its expanded credit facility will continue to be sufficient to meet its working capital requirements, planned capital expenditures, business acquisitions and scheduled debt repayments over the next twelve months.

  Year 2000 Issue

     The Company has implemented steps intended to assure that its computer systems and processes are capable of Year 2000 processing. Year 2000 readiness assessments have been made in the Company's major application areas. Plans for remediation efforts have been developed and are underway with implementation expected to be completed by the end of the first quarter 1999. The Company is reliant on systems maintained by third parties, including states and other reimbursers, and is developing plans to address the risks of third-party non-compliance. However, the Company is not presently in a position to make a definitive assessment of the effect on results of operations or liquidity of non-compliance by one or more federal or state agencies with which the Company conducts significant business.

     The Company has not made a full assessment of the costs of its Year 2000 compliance efforts, however, the Company believes that it will be able to fund any additional costs from available resources without materially affecting liquidity, financial condition, or results of operations.

  Certain Risk Factors

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

Future revenues also depend on the Company's ability to maintain high levels of occupancy in its residential programs and high utilization levels in other programs, as well as to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and assets as a means of increasing the number of consumers served. Changes in the market for such acquisition prospects, including increasing competition for and increasing pricing of such acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

     Revenues of the Company's Division for Persons with Disabilities are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated and in the manner in which billings/costs are reviewed and audited could also affect revenues and operating profitability.

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

     Additionally, the Company's continued expansion of its existing operations, and its ability to expand into providing services to populations utilizing the Company's core competencies, are dependent upon continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of these different populations. The success in operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability.

  Forward-Looking Statements

     The "Year 2000 Issue" and "Certain Risk Factors" sections above discuss factors that could cause actual results to differ materially from the forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) in the "Liquidity and Capital Resources" section above.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period-to-period comparisons. In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages and operates in that state. A preliminary injunction was granted in a lawsuit by individual consumers, which requires the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities. At the request of the State, the trial, which was previously set for May 1998, was postponed without a new trial date set. The Company does not believe the results of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The regular annual meeting of stockholders of Res-Care, Inc. was held in Louisville, Kentucky on May 12, 1998. Represented at the meeting, either in person or by proxy, were 10,852,032 voting shares out of a total of 12,431,428 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

     (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement.

     (c) Three proposals were submitted to a vote of stockholders as follows:

          1. The stockholders approved the election of the following persons as directors of the Company:


     NAME                                               FOR             WITHHELD
     ------------------                              ----------         --------
     James R. Fornear                                10,827,760          24,272
     Ronald G. Geary                                 10,828,965          23,067
     E. Halsey Sandford                              10,828,975          23,057
     Spiro B. Mitsos                                 10,834,040          17,992
     Seymour L. Bryson                               10,834,175          17,857
     W. Bruce Lunsford                               10,830,470          21,562

     There were no votes against or broker non-votes with respect to the election of any nominee named above.

          2. To approve the Res-Care, Inc. 1998 Omnibus Stock Plan:

     Votes For Proposal                                                6,914,218
     Votes Against Proposal                                            1,928,029
     Votes Abstaining                                                     13,437
     Broker Non-Votes                                                  1,996,348

          3. To approve the proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998:

     Votes For Proposal                                               10,845,399
     Votes Against Proposal                                                2,726
     Votes Abstaining                                                      3,907
     Broker Non-Votes                                                          0


ITEM 5. OTHER INFORMATION

     On May 15, 1998, the Company announced that Ralph G. Gronefeld, Jr., executive vice president of operations for the Company's Division for Youth Services, assumed the duties of acting chief financial officer. Mr. Gronefeld replaced Pamela M. Spaniac who is leaving the Company to pursue other opportunities.

     On June 25, 1998, the Company announced that James R. Fornear has retired as chairman and will continue to serve as a director of the Company. Ronald G. Geary was elected chairman in addition to his responsibilities as president and chief executive officer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          10.1 1998 Amended and Restated Loan Agreement by and between PNC Bank, National Association; National City Bank of Kentucky; Bank One, Kentucky, NA; SunTrust Bank, Nashville, N.A.; First Union National Bank; Wachovia Bank, N.A.; AmSouth Bank; Key Corporate Capital, Inc.; Star Bank, National Association; Paribas; First American National Bank; Fleet National Bank; and Union Bank of California, N.A. and Res-Care, Inc., dated June 30, 1998.

          27.1 Financial Data Schedule - June 30, 1998

          27.2 Financial Data Schedule - June 30, 1997 (Restated)

     (b) Reports on Form 8-K:

          None.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT
-------       -----------------------

  10.1 1998 Amended and Restated Loan Agreement by and between PNC Bank, National Association; National City Bank of Kentucky; Bank One, Kentucky, NA; SunTrust Bank, Nashville, N.A.; First Union National Bank; Wachovia Bank, N.A.; AmSouth Bank; Key Corporate Capital, Inc.; Star Bank, National Association; Paribas; First American National Bank; Fleet National Bank; and Union Bank of California, N.A.; and Res-Care, Inc., dated June 30, 1998.

   27.1       Financial Data Schedule - June 30, 1998

   27.2       Financial Data Schedule - June 30, 1997 (Restated)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RES-CARE, INC.
Registrant


Date: August 11, 1998                By: /s/ Ronald G. Geary
      ---------------                    ---------------------------------------
                                         Ronald G. Geary
                                         Chairman, President and
                                              Chief Executive Officer


Date: August 11, 1998                By: /s/ Ralph G. Gronefeld, Jr.
      ---------------                    ---------------------------------------
                                         Ralph G. Gronefeld, Jr.
                                         Executive Vice President of Operations,
                                                 Division for Youth Services and
                                                 Acting Chief Financial Officer