Form 10-Q
period 1998-09-30
RES CARE INC /KY/
filed 1998-11-10
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________to ___________________


                         Commission File Number: 0-20372

                                   -----------

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

The number of shares outstanding of the registrant's common stock, no par value, as of October 31, 1998, was 18,866,811.

================================================================================

                                      INDEX

                                                                                                           PAGE
PART I.       FINANCIAL INFORMATION                                                                       NUMBER
Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1998
                      and December 31, 1997..........................................................        2

              Condensed Consolidated Statements of Income for the three
                      months ended September 30, 1998 and 1997 and
                      nine months ended September 30, 1998 and 1997..................................        3

              Condensed Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 1998 and 1997..................................        4

              Notes to Condensed Consolidated Financial Statements...................................        5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................        9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................       16

Item 5.       Other Information......................................................................       16

Item 6.       Exhibits and Reports on Form 8-K.......................................................       16

              Index to Exhibits......................................................................       17

              Signatures.............................................................................       18

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 September 30         December 31
                                                                                      1998               1997
                                                                                ---------------    ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $        17,076    $         66,584
     Accounts and notes receivable, net                                                  88,178              57,240
     Inventories                                                                            701                 634
     Deferred income taxes                                                                6,570               3,483
     Prepaid expenses and other current assets                                            2,286               2,259
                                                                                ---------------    ----------------
                Total current assets                                                    114,811             130,200
                                                                                ---------------    ----------------
Property and equipment, net                                                              62,053              54,403
Excess of acquisition cost over net assets acquired, net                                165,064              51,751
Other assets                                                                             27,684              18,814
                                                                                ---------------    ----------------
                                                                                $       369,612    $        255,168
                                                                                ===============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                     $        19,911    $         13,888
     Accrued expenses                                                                    39,105              22,907
     Accrued income taxes                                                                 3,315               1,564
     Current portion of long-term debt                                                    3,785               1,759
                                                                                ---------------    ----------------
                Total current liabilities                                                66,116              40,118
                                                                                ---------------    ----------------
Long-term liabilities                                                                     6,915               1,714
Long-term debt                                                                          172,395             108,470
Deferred income taxes                                                                     1,730                  38
                                                                                ---------------    ----------------
                Total liabilities                                                       247,156             150,340
                                                                                ---------------    ----------------
Commitments and contingencies
Minority interest                                                                          ----                 219
Shareholders' equity:
     Preferred shares                                                                      ----                ----
     Common stock                                                                        41,678              41,678
     Additional paid-in capital                                                          15,186              11,215
     Retained earnings                                                                   68,755              55,057
                                                                                ---------------    ----------------
                                                                                        125,619             107,950
     Less cost of common shares in treasury                                              (3,163)             (3,341)
                                                                                ----------------   ----------------
                Total shareholders' equity                                              122,456             104,609
                                                                                ---------------    ----------------
                                                                                $       369,612    $        255,168
                                                                                ===============    ================


            See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                 September 30
                                                           ---------------------------  ---------------------------
                                                                 1998         1997           1998          1997
                                                           ------------- -------------  -------------  ------------

Net revenues                                               $    141,066  $     76,945   $    376,599   $    211,802

Facility and program expenses                                   120,638        66,006        324,125        183,586
Operating expenses (income):
     Corporate general and administrative                         4,512         2,853         13,440          7,668
     Depreciation and amortization                                3,893         1,640          9,981          4,194
     Other income                                                  (327)          (34)          (347)           (60)
                                                           ------------- -------------  -------------  ------------
         Total operating expenses, net                            8,078         4,459         23,074         11,802
                                                           ------------  ------------   ------------   ------------
         Total facility, program and operating
           expenses                                             128,716        70,465        347,199        195,388
                                                           ------------  ------------   ------------   ------------

Operating income                                                 12,350         6,480         29,400         16,414

Other expenses (income):
     Interest expense                                             3,190           475          8,065          1,391
     Interest income                                               (214)         (130)        (1,227)          (408)
                                                           ------------- ------------   -------------  ------------
         Total other expenses, net                                2,976           345          6,838            983
                                                           ------------  ------------   ------------   ------------

Minority interest in income of consolidated
  subsidiary                                                       ----           (23)          ----           (103)
                                                           ------------  -------------  ------------   -------------

Income before income taxes                                        9,374         6,112         22,562         15,328
     Income tax expense                                           3,769         2,450          8,864          6,172
                                                           ------------  ------------   ------------   ------------
Net income                                                 $      5,605  $      3,662   $     13,698   $      9,156
                                                           ============  ============   ============   ============

Income per share data:
     Basic earnings per share                              $        .30  $        .20   $        .73   $        .54
                                                           ============  ============   ============   ============

     Diluted earnings per share                            $        .27  $        .19   $        .67   $        .52
                                                           ============  ============   ============   ============

Weighted average shares used in per share calculations:
     Basic earnings per share                                    18,775        18,437         18,713         17,030

     Diluted earnings per share                                  26,052        18,916         25,919         17,542

            See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                    --------------------------------
                                                                                          1998             1997
                                                                                    --------------   ---------------

Cash provided by operating activities                                               $      15,263    $        9,930

Cash flows from investing activities:
     Purchase of property and equipment                                                    (6,710)           (7,018)
     Acquisitions of businesses, net of cash acquired                                     (95,591)          (33,968)
     Other                                                                                 (1,724)           (1,301)
                                                                                    --------------   ---------------
         Cash used in investing activities                                               (104,025)          (42,287)
                                                                                    --------------   ---------------

Cash flows from financing activities:
     Net borrowings under notes payable to bank                                            39,136             5,504
     Repayments of notes payable                                                           (2,447)           (1,100)
     Proceeds from sale of common stock,
         net of expenses of $611                                                             ----            26,145
     Proceeds received from exercise of stock options                                       2,565             1,659
     Partnership distributions                                                               ----              (235)
                                                                                    -------------    ---------------
         Cash provided by financing activities                                             39,254            31,973
                                                                                    -------------    --------------

Decrease in cash and cash equivalents                                               $     (49,508)   $         (384)
                                                                                    ==============   ===============


            See notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth. These services have in the past traditionally been provided by state and local government agencies and not-for-profit organizations.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                                 September 30         December 31
                                                                                     1998                1997
                                                                                ---------------    ----------------
                                                                                           (In thousands)

Revolving credit facility with banks...................................         $        39,136    $           ----
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,882 and $3,232 in
     1998 and 1997.....................................................                 106,478             106,128
5.9% convertible subordinated notes due 2005...........................                  22,000                ----
Notes payable..........................................................                   8,535               2,500
Other..................................................................                      31               1,601
                                                                                ---------------    ----------------
                                                                                        176,180             110,229
     Less current portion..............................................                   3,785               1,759
                                                                                ---------------    ----------------
                                                                                $       172,395    $        108,470
                                                                                ===============    ================

                  On June 30, 1998, the Company amended and restated its credit agreement with a group of banks to: provide for maximum borrowings of $200 million; increase the letter of credit portion of the facility from $10 million to $20 million; amend certain financial covenants; and add additional Company subsidiaries and banks as parties to the credit agreement. At September 30, 1998, the Company had borrowings of $39.1 million under the credit facility and $3.6 million of letters of credit outstanding. Interest is based on margins over LIBOR. The amended and restated credit facility is secured by the common stock of all of the Company's subsidiaries and contains various covenants, including financial covenants related to net worth, debt service coverage, indebtedness to cash flow from operations, and debt to capitalization.

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

                  Summarized below are the unaudited pro forma results of the Company's operations for the nine months ended September 30, 1998 and 1997, as though the acquisition had occurred on January 1, 1998 and 1997, respectively.

                                                                                Nine Months Ended September 30
                                                                                 1998                   1997
                                                                          ------------------     ------------------
                                                                                         (In thousands,
                                                                                  except earnings per share)

Net revenues...........................................................   $          387,542     $          248,597
Income before income taxes.............................................               22,011                 14,506
Net income.............................................................               13,349                  8,687

Basic earnings per share...............................................   $              .71     $              .51
                                                                                    ========               ========

Diluted earnings per share.............................................   $              .66     $              .50
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

                  In connection with the Normal Life acquisition, the Company recognized a liability of approximately $2.4 million associated with termination benefits and the closing of duplicate facilities. The termination benefits relate principally to corporate employees. During the nine months ended September 30, 1998, the Company paid approximately $986,000 against the liability established for such purposes. The Company estimates that the remaining amounts will be paid by February 28, 1999.

                  During the first nine months of 1998, the Company also completed fifteen other acquisitions of programs or facilities serving more than 4,100 individuals, at an aggregate cost of approximately $33.8 million. The purchase price for these acquired operations was funded primarily from the Company's credit facility. Additionally, the Company was awarded six contracts to operate facilities serving approximately 2,100 consumers.

                  During October 1998, the Company completed the acquisition of an operation which is expected to generate approximately $14 million in annualized revenue and serve approximately 125 consumers.

NOTE 4.  EARNINGS PER SHARE

                  The following table shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                 September 30
                                                           --------------------------   ---------------------------
                                                               1998           1997          1998           1997
                                                           ------------  ------------   ------------   ------------
                                                                 (In thousands)               (In thousands)
Income available to shareholders for basic
     earnings per share.................................   $      5,605  $      3,662   $     13,698   $      9,156
Interest expense, net of income tax effect,
     on convertible subordinated notes..................          1,301          ----          3,737           ----
                                                           ------------  ------------   ------------   ------------
Income available to shareholders after
     assumed conversion of convertible
     subordinated notes.................................   $      6,906  $      3,662   $     17,435   $      9,156
                                                           ============  ============   ============   ============
Weighted average number of common shares
     used in basic earnings per share...................         18,775        18,437         18,713         17,030
Effect of dilutive securities:
     Stock options  ....................................            611           479            759            512
     Convertible subordinated notes.....................          6,666          ----          6,447           ----
                                                           ------------  ------------   ------------   ------------
Weighted average number of common shares
     and dilutive potential common shares used
     in diluted earnings per share......................         26,052        18,916         25,919         17,542
                                                           ============  ============   ============   ============

                  On May 12, 1998, at its annual meeting, the Company's Board of Directors declared a 3-for-2 stock split, payable to shareholders of record at the close of business on May 22, 1998. All shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE 5.  EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARD

                  In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for the Company's year ending December 31, 1999. Initial application of the SOP will result in the write-off of any unamortized start-up and organization costs, the impact of which will be reported as the cumulative effect of a change in accounting principle. It is the intention of management of the Company to adopt the provisions of the SOP effective January 1, 1999. As of September 30, 1998, deferred start-up and organization costs of $7.2 million (net of accumulated amortization of $4.3 million) were included in other assets in the Company's consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ACQUISITIONS AND CONTRACTS

                  During the third quarter of 1998, the Company completed eight transactions which are expected to generate approximately $19 million in annualized revenue and serve approximately 600 new consumers. The Division for Persons with Disabilities added four operations during the quarter which are expected to generate approximately $14 million in annualized revenue and serve over 280 consumers. The Division for Youth Services added four operations during the quarter, serving more than 300 students and generating approximately $5 million in annualized revenue.

                  During the nine months ended September 30, 1998, the Company completed transactions which are expected to generate more than $155 million in annualized revenue and serve more than 7,600 consumers. In connection with the acquisitions consummated during the nine months ended September 30, 1998, the Company paid total consideration of approximately $108 million. This amount was funded from proceeds from the issuance of convertible subordinated notes and the Company's revolving credit facility.

         RESULTS OF OPERATIONS

                  QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Revenues

                  Total net revenues in the third quarter of 1998 increased 83%, or $64.2 million, to $141.1 million compared to $76.9 million in the third quarter of 1997. Of the increase, 60% resulted from increased disabilities services revenues. Disabilities services net revenues increased 60%, or $38.7 million, to $102.7 million in the third quarter of 1998 compared to $64.0 million in the third quarter of 1997. Revenues increased primarily as a result of the effects of a full quarter of operations added during the last half of 1997 and the first half of 1998.

                  Youth services net revenues in the third quarter of 1998 increased 197%, or $25.4 million, to $38.3 million compared to $12.9 million in the third quarter of 1997. The increase resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997, other acquisitions that were operational in the third quarter of 1998 compared to the same period of 1997, and the addition of the contract to manage the Earle
C. Clements Job Corps Center commencing in the second quarter of 1998.

         Facility and Program Expenses

                  Facility and program expenses in the third quarter of 1998 increased 83%, or $54.6 million, to $120.6 million compared to the third quarter of 1997. Of the increase, $34.8 million, or 64%, was due to payroll and payroll-related expenses associated primarily with new facilities and programs in both of the Company's divisions. Facility and program expenses decreased as a percentage of total net revenues from 85.8% in 1997 to 85.5% in 1998.

                  Disabilities services facility and program expenses in the third quarter of 1998 increased 59%, or $32.3 million, to $86.7 million compared to $54.4 million in the third quarter of 1997. Of the increase, $22.5 million, or 70%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in the third quarter of 1998 compared to the same period in 1997. As a percentage of net revenues, disabilities services facility and program expenses decreased from 84.9% in 1997 to 84.4% in 1998.

                  Youth services facility and program expenses in the third quarter of 1998 increased 192%, or $22.3 million, to $33.9 million compared to $11.6 million in the third quarter of 1997. Of the increase, $12.3 million, or 55%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in the third quarter of 1998 compared to the same period in 1997. As a percentage of net revenues, youth services facility and program expenses decreased to 88.5% in the third quarter of 1998 from 90.1% for the third quarter of 1997.

         Operating Expenses (Income)

                  Corporate general and administrative expenses increased 58%, or $1.7 million, in the third quarter of 1998 compared to the third quarter of 1997. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the third quarter of 1998 decreased as a percentage of total net revenues to 3.2% from 3.7% for the same period in 1997.

                  Depreciation and amortization expenses in the third quarter of 1998 increased $2.3 million to $3.9 million compared to $1.6 million during the third quarter of 1997. The increase resulted primarily from the purchase of real property and intangible assets since the third quarter of 1997.

         Other Expenses (Income)

                  Interest expense in the third quarter of 1998 increased $2.7 million to $3.2 million compared to $500,000 for the third quarter of 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 and March 1998 as well as borrowings under the Company's credit facility.

         Income Taxes

                  Income taxes increased to $3.8 million in the third quarter of 1998 compared to $2.4 million in the third quarter of 1997, and reflect effective tax rates of 40.2% and 40.0%, respectively.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues

                  Total net revenues in the first nine months of 1998 increased 78% or $164.8 million, to $376.6 million compared to $211.8 million in the first nine months of 1997. Of the increase, 64% resulted from increased disabilities services revenues. Disabilities services net revenues increased 61%, or $105.6 million, to $279.2 million in the first nine months of 1998 compared to $173.6 million in the first nine months of 1997. Revenues increased primarily as a result of the effects of a full nine months of operations added during 1997, as well as acquisitions during the first nine months of 1998.

                  Youth services net revenues in the first nine months of 1998 increased 155%, or $59.2 million, to $97.4 million compared to $38.2 million in the first nine months of 1997. The increase resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997, other acquisitions that were operational in the first nine months of 1998 compared to the same period of 1997, and the addition of the contract to manage the Earle C. Clements Job Corps Center commencing in the second quarter of 1998.

         Facility and Program Expenses

                  Facility and program expenses in the first nine months of 1998 increased 77%, or $140.5 million, to $324.1 million compared to the first nine months of 1997. Of the increase, $92.7 million, or 66%, was due to payroll and payroll-related expenses associated primarily with new facilities and programs in both of the Company's divisions. Facility and program expenses decreased as a percentage of total net revenues from 86.7% in 1997 to 86.1% in 1998.

                  Disabilities services facility and program expenses in the first nine months of 1998 increased 59%, or $88.9 million, to $238.4 million compared to $149.5 million in the first nine months of 1997. Of the increase, $63.7 million, or 72%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in the first nine months of 1998 compared to the same period in 1997. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.1% in 1997 to 85.4% in 1998.

                  Youth services facility and program expenses in the first nine months of 1998 increased 151%, or $51.6 million, to $85.7 million compared to $34.1 million in the first nine months of 1997. Of the increase, $29.0 million, or 56%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in the first nine months of 1998 compared to the same period in 1997. As a percentage of net revenues, youth services facility and program expenses decreased to 88.0% in the first nine months of 1998 from 89.3% for the first nine months of 1997.

         Operating Expenses (Income)

                  Corporate general and administrative expenses increased 75%, or $5.8 million, in the first nine months of 1998 compared to the first nine months of 1997. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in the first nine months of 1998 remained level as a percentage of total net revenues at 3.6% compared to the same period in 1997.

                  Depreciation and amortization expenses in the first nine months of 1998 increased $5.8 million to $10.0 million compared to $4.2 million during the first nine months of 1997. The increase resulted primarily from the purchase of real property and intangible assets since the first nine months of 1997.

         Other Expenses (Income)

                  Interest expense in the first nine months of 1998 increased $6.7 million to $8.1 million compared to $1.4 million for the first nine months of 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 and March 1998 as well as borrowings under the Company's credit facility. Interest income for the nine months of 1998 increased $800,000 to $1.2 million from $400,000 for the same period in 1997. This increase was due primarily to interest earned on the investment of proceeds from the issuance of the convertible subordinated notes in November and December 1997.

         Income Taxes

                  Income taxes increased to $8.9 million in the first nine months of 1998 compared to $6.2 million in the first nine months of 1997, and reflect effective tax rates of 39.3% and 40.3%, respectively.

         Liquidity and Capital Resources

                  In the first nine months of 1998, cash provided by operating activities was $15.3 million compared to $9.9 million in the first nine months of 1997, an increase of $5.4 million, due primarily to an increase in accrued expenses.

                  In the first nine months of 1998, cash used in investing activities was $104.0 million compared to $42.3 million in the first nine months of 1997, an increase of $61.7 million, due primarily to the acquisition of businesses and related assets.

                  In the first nine months of 1998, cash provided by financing activities was $39.3 million compared to $32.0 million in the first nine months of 1997, an increase of $7.3 million, due primarily to long-term borrowings for acquisitions.

                  At September 30, 1998, the Company had $157.3 million available on its line-of-credit and $17.1 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $3.6 million issued in connection with workers' compensation insurance and certain facility leases.

                  Days revenue in accounts receivable was 59 days at September 30, 1998, compared to 61 days at December 31, 1997. Accounts receivable at September 30, 1998, increased to $88.2 million, compared to $57.2 million at December 31, 1997.

                  The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations and common stock. The Company believes that cash generated from operations and availability under its expanded credit facility will continue to be sufficient to meet its working capital, planned capital expenditure, business acquisition and scheduled debt repayment requirements over the next twelve months.

         Year 2000 Issue

                  The Company has substantially completed its initial assessment of the capability of its information systems to meet Year 2000 processing requirements. Based on this assessment, the Company has determined that it will be required to modify or replace certain portions of its information systems. Plans for remediation have been developed, priorities have been established, and remediation of all mission critical information systems is expected to be completed by the end of the second quarter of 1999. In addition, the Company is currently in the process of assessing the Year 2000 readiness of those aspects of its equipment and facilities that utilize embedded processors that may be Year 2000 sensitive. Upon completion of this assessment, remediation plans will be developed. The Company presently believes that with appropriate and timely modifications and replacements, the Year 2000 issue will not pose significant operational problems for the Company. The Company plans to rely principally on its own staff resources for Year 2000 remediation of information systems, facilities and equipment.

                  The Company continues to assess the Year 2000 compliance capability of its significant third party payors and vendors. Because a substantial portion of the Company's revenues are derived from Medicaid programs, to the extent that certain federal and state governmental agencies are noncompliant, the Company's cash flows, liquidity and financial condition could be adversely affected. There can be no assurance that the systems of these third parties will be compliant and will not have an adverse effect on the Company's operations. An inventory of significant third party payors and vendors is in process, and questionnaires are being mailed requesting representations regarding their Year 2000 readiness. Contingency plans will be developed by early 1999 for payors and vendors that the Company believes may have substantial Year 2000 operational risks. In addition, written representations of Year 2000 readiness have been received from all significant relationship banks.

                  The Company will be focusing its internal remediation efforts primarily on the aspects of information systems (and facilities) that affect revenue generation. The Company plans to upgrade certain software utilized to generate customer invoices and monitor accounts receivable, and has contingency plans in place to process billings in the event of a Year 2000 failure. However, as described above, uncertainties exist with respect to timely reimbursement by third party governmental payors. Management believes that delays in the collection of accounts receivable potentially represent significant operational risk with respect to the Year 2000 issue. Should cash collections on accounts receivable from third party payors be significantly delayed, the Company's working capital could be adversely affected. While the

Company could utilize its existing revolving credit facility to fund working capital needs, the Company could also be forced to seek additional external financing. Use of funding sources for working capital could also adversely affect plans to expand the Company's business through internally-generated growth or acquisitions. No assurance can be given that additional financing to support working capital, growth or acquisitions would be available to the Company.

                  The total cost of modifying and replacing information systems is currently expected to range from $3 million to $4 million. Certain of these costs will be capitalized and amortized over a three to five year period. At September 30, 1998, the Company had incurred approximately $150,000 of these costs. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations or liquidity. The costs of the project and the date on which the Company believes that it will substantially complete the Year 2000 modifications are based on management's best estimates using currently available information. Actual results could differ from those estimates.

         Certain Risk Factors

                  The Company's growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in its Division for Persons with Disabilities and its Division for Youth Services. This growth is primarily dependent upon development-driven activities, including the acquisitions of other businesses and facilities and of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension and renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

                  Increases in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain licenses and other rights to provide services to the special needs populations it serves. Future revenues also depend on the Company's ability to maintain high levels of occupancy in its residential programs and high utilization levels in other programs, as well as to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and assets as a means of increasing the number of individuals served. Changes in the market for such business opportunities, including increased competition for and pricing of acquisition prospects, could also adversely affect the timing and/or viability of future development activities.

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

                  The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force, and may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, the Company's future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care.

                  Additionally, the Company's continued expansion of its business and its ability to serve populations utilizing the Company's core competencies, are dependent upon the continuation of current trends toward downsizing, privatization and consolidation and the Company's ability to tailor its service models to meet the changing needs of these populations and the requirements of government payors. The Company's future operating performance will be subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability. As discussed above under "Year 2000 Issue", the Company's operations and liquidity may also be significantly affected by the ability of third party governmental payors to timely reimburse the Company for the services it provides to many of its consumers.

         Forward-Looking Statements

                  Certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

                  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the "Certain Risk Factors" and "Year 2000 Issue" sections above. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period-to-period comparisons. In May 1996, legislation was passed in Florida that would have significantly reduced rates effective September 1, 1996 for the operations that the Company manages and operates in that state. A preliminary injunction was granted in a lawsuit by individual consumers, which required the State to continue full funding of certain intermediate care facilities and services for persons with developmental disabilities. On October 13, 1998, the court entered an agreed order retroactive to January 8, 1998, declaring the legislation illegal, thus reviving the statutory language and reimbursement system which existed prior to the enactment of the 1996 legislation. The Company does not believe the results of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 5.           OTHER INFORMATION

                  On October 15, 1998, the Company announced that its Board of Directors elected Olivia F. Kirtley as a new member of its board of directors. The action was taken at a special meeting of the board on October 13, 1998, and increases the board membership to seven. She will serve until the next annual meeting of shareholders, a term contemporaneous with the other directors.

                  On October 26, 1998, the Company announced the appointment of Ralph G. Gronefeld as executive vice president of finance and administration and chief financial officer. Mr. Gronefeld was named acting chief financial officer in May 1998. Prior to that date, he served as executive vice president of the Division for Youth Services.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.1 Amendment to Employment Agreement between the Company and Ralph G. Gronefeld, Jr. dated August 15, 1998.

                           27.1     Financial Data Schedule - September 30, 1998

                           27.2 Financial Data Schedule - September 30, 1997 (Restated)

                  (b)      Reports on Form 8-K:  None.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION OF DOCUMENT

   10.1 Amendment to Employment Agreement between the Company and Ralph G. Gronefeld, Jr. dated August 15, 1998.

   27.1     Financial Data Schedule - September 30, 1998

   27.2     Financial Data Schedule - September 30, 1997 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date: November 10, 1998         By:  /s/ Ronald G. Geary
      -----------------             -------------------------------------

                                    Ronald G. Geary
                                    Chairman, President and
                                      Chief Executive Officer




Date:  November 10, 1998        By:  /s/ Ralph G. Gronefeld, Jr.
      -----------------             -------------------------------------

                                    Ralph G. Gronefeld, Jr.
                                    Executive Vice President of Finance &
                                      Administration and Chief Financial Officer