Form 10-K
period 1998-12-31
RES CARE INC /KY/
filed 1999-03-23
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from ___________________ to ___________________


                         Commission File Number: 0-20372
                               -------------------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
   Title of each class                                     which registered
   -------------------                                 -------------------------

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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of February 28, 1999, there were 18,929,856 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 28, 1999, was approximately $331,658,609. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Res-Care, Inc. (the Company) is a leading provider of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities and at-risk and troubled youths. The services provided by the Company have historically been provided by state and local government agencies and not-for-profit organizations. In recent years, service delivery has shifted from government agencies toward private organizations, both not-for-profit and for-profit. The Company's programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD) and disabilities caused by acquired brain injury (ABI), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders. Some have entered the juvenile justice system. Because most of the Company's MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, the Company has experienced high occupancy rates in its MR/DD operations. Occupancy rates in ABI and youth services operations, although generally high, are affected by shorter lengths of stay.

         The Company has experienced significant growth since 1993 in numbers of persons served, revenues and operating income. As a result of a combination of strategic acquisitions and internal growth, the Company provided services to approximately 20,400 persons with special needs in 30 states and Puerto Rico at December 31, 1998 compared to approximately 4,500 persons at December 31, 1993, representing a five-year compound annual growth rate of approximately 35%. As of December 31, 1998, the Company provided services to approximately 12,000 persons with disabilities in larger facilities, group homes, personal residences and other community-based programs, and to approximately 8,400 at-risk and troubled youths in federally-funded Job Corps centers and juvenile treatment programs and facilities operated for state and local agencies. Effective February 1, 1999, the Company was awarded the contract to operate the Treasure Island Job Corps center in California serving approximately 850 students.

         There is a growing trend throughout the United States toward privatization of service delivery functions for special needs populations as governments at all levels face continuing pressure to control costs and improve the quality of programs. The markets for services for special needs populations in the United States are large, growing and highly fragmented as evidenced by the following industry estimates:

         - Recent studies indicate that more than three million persons in the United States have some level of developmental disability to the extent that professional services are required throughout their lives;

         -    Funding for MR/DD services approximates $24 billion annually;

         -    Over 4,000 providers operate MR/DD facilities and programs;

         - The $60 billion domestic youth services industry is growing at an annual rate of 9%;

         - The juvenile population is expected to grow 20% from 14 million in 1994 to 17 million in 2005 and 31% by the year 2010;

         - The number of juvenile arrests increased 100% between 1985 and 1994 and the number of juvenile male offenders tripled during the same period;

         - From 1985 to 1996, the number of persons arrested for violent crimes increased 57%, while the number of persons under the age of 18 arrested for violent crimes rose 75%;

         - 19% of all persons arrested are juveniles. In 1996, more than three million child abuse reports were made according to state child protection agencies; and

         - Most of the estimated 6,000 residential youth services providers are small and operate in limited geographic areas.

         The Company believes it has significant opportunities to participate in the growth and consolidation of these markets because of its proven programs and operating systems, its financial strength, the economies of scale it can achieve and its experience working with special needs populations and governmental agencies.

         The Company strives to provide quality and caring services through the operation of efficient and flexible programs. To achieve this goal, the Company's business strategy is based upon the following key elements; (i) continuing to expand upon the Company's leadership position as a provider of disabilities services; (ii) leveraging the Company's experience of over 20 years in providing training and support services for disadvantaged youths and other special needs populations to become a leading provider of services to at-risk and troubled youths; (iii) focusing on quality management of existing programs through models of ongoing program evaluation developed by the Company; and (iv) implementing and maintaining high quality, cost-effective alternatives to programs operated directly by governmental entities and private agencies by providing proven management systems and procedures that assure efficient application of financial and human resources.

         The Company's growth strategy is to: (i) pursue acquisitions; (ii) add programs and expand its existing programs in markets in which it currently operates; and (iii) expand into additional geographic areas in the United States. The markets for the Company's services are highly fragmented, and the Company believes that there are significant opportunities to enhance its market positions through steady internal growth and an active acquisition program in the disabilities and at-risk and troubled youth sectors that will enable the Company to expand its operations into new geographic areas, add program offerings and establish new relationships with governmental entities. The Company believes it has developed a disciplined approach to acquisitions which focuses on acquiring generally profitable operations in favorable reimbursement environments which: (i) expand service offerings; (ii) increase market share in existing markets; or (iii) help attain critical mass in new markets. As part of its internal growth strategy, the Company strives to build upon its established relationships with governmental entities to expand its current programs and obtain contracts for additional programs in new and existing markets, and to develop new programs in response to societal trends and the needs of governmental agencies. The Company also intends to expand its programs to additional geographic areas which management identifies as having favorable reimbursement and operating environments.

DESCRIPTION OF SERVICES BY SEGMENT

         The Company has three reportable operating segments: (i) disabilities services; (ii) Job Corps program; and (iii) other youth services programs. A description of services provided by each segment follows. Further information regarding each of these segments, including the required disclosure of certain financial information, is included in Note 9 of the Notes to Consolidated Financial Statements of the Company. Such disclosures are incorporated herein by reference and should be read in conjunction with this Item.

         Disabilities Services

         The Company began providing service to persons with disabilities in 1978 through the operation and management of larger facilities (generally serving 40 or more individuals) that offered alternatives to placement in state institutions or traditional nursing homes or other long-term care facilities not capable of providing specialized active treatment required by these individuals. In 1983, the Company began offering services through community-based group homes (generally serving up to eight individuals) and, in 1992, through supported living programs in which persons with disabilities reside in their own residences or apartments with outside support provided as needed. Some of these individuals require 24-hour staffing while others need only drop-in services, day programs, supported employment or transportation. Community-based settings enable persons with developmental or other disabilities to live and develop in an environment that encourages each person to achieve maximum independence and self-respect. Nearly 90% of the Company's clients with developmental disabilities are being served in community-based settings. The Company's service patterns to clients with ABI are similar to those with developmental disabilities.

         The Company's programs are based predominantly on individual habilitation plans designed to encourage greater independence and development of daily living skills through individualized support and training. Management believes that the breadth and quality of the Company's services and support and training programs makes the Company attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with it. The Company's programs are designed to offer specialized support to these individuals not generally available in larger state institutions and traditional long-term care facilities. In each of the Company's programs, services are administered by Company employees and contractors, such as qualified mental retardation professionals (QMRPs) or service coordinators, physicians, psychologists, therapists, social workers and other direct service staff. These services include social, functional and vocational skills training, supported employment and emotional and psychological counseling or therapy as needed for each individual.

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

         At each of its operations, the Company provides comprehensive individualized support and training programs that encourage greater independence and the development of personal and vocational skills commensurate with the particular individual's capabilities. As the individual progresses, new programs are created to encourage greater independence, self-respect and the development of additional personal or vocational skills.

         Job Corps Program

         Since 1976, the Company has been operating programs for disadvantaged youths through the federal Job Corps program administered by the U.S. Department of Labor (DOL), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults.

         As of February 28, 1999, the Company operated 14 Job Corps centers with a contracted capacity of approximately 7,600 persons. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive conditions. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

         The Company also provides certain administrative, counseling, education, vocational and other support services for two Job Corps centers located in Kentucky and West Virginia under a five-year contract with the Department of Interior expiring in 2003.

         Other Youth Services Programs

         In December 1995, the Company began a strategic initiative to expand its Division for Youth Services beyond the Job Corps program and develop services that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The youths targeted to be served through the strategic initiative range from youths who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or other developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs operated through the Company's Alternative Youth Services (AYS) subsidiary include residential treatment programs, the operation of alternative schools, foster care programs and emergency shelters. The Company plans to continue to expand the services provided to these youths. Programs offered for troubled youths through the Company's Youthtrack, Inc. (Youthtrack) subsidiary include secure and staff-secure detention programs, boot camps, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

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


OPERATIONS

         Disabilities Services

         Disabilities services operations are under the direct supervision of the Company's Executive Vice President, Operations, Division for Persons with Disabilities, who is responsible for five geographic regions, each headed by a Regional Vice President, and for ABI operations nationally, headed by a Senior Vice President . Each Vice President supervises the regional directors and/or administrators responsible for the various MR/DD or ABI facilities and programs under his or her control. In general, each cluster of group homes, supported living program or larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual's goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

         The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various operations. Each operation conducts its own quality assurance program, the Best in Class (BIC) performance benchmarking system, which is reviewed by the responsible Regional Vice President. BIC performance results are reviewed on a quarterly basis with the Executive Vice President, Operations, Division for Persons with Disabilities. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and quarterly summary reports are reviewed by senior management. The Company believes the BIC system is a vital management tool to evaluate the quality of its programs and has been useful as a marketing tool to promote the Company's programs, since it provides more meaningful and significant data than is usually provided by routine monitoring by governmental agencies. Beginning in 1999, all disabilities services senior staff will convert to a performance-based management system which evaluates individual performance based on critical job function outcomes.

         Job Corps Program

         Job Corps centers are under the direct supervision of the President, Job Corps Operations, who supervises the center directors responsible for the various centers. The Company's Job Corps centers are operated under contract with the DOL which provides the physical plant and equipment. The Company is directly responsible for the management, staffing and administration of Job Corps centers. A typical Res-Care Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

         An outcome performance measurement report for each center, issued by the DOL monthly, measures three primary categories of performance: (i) placement of graduates; (ii) education results, as measured by GED achievement and reading and math gains; and (iii) the number of students completing a prescribed vocational curriculum to make a student job-ready. These are then combined into an overall performance rating. Centers are ranked as either "Not Meeting Expectations," "Meeting Expectations" or "Outstanding." Performance standards reports are reviewed by center directors and the President, Job Corps Operations, and acted upon as appropriate to address areas where improvement is needed. At December 31, 1998, all centers operated by the Company received evaluations of either "Meeting Expectations" or "Outstanding".

         Other Youth Services Programs

         Other youth services operations are under the direct supervision of the Company's Executive Vice President Operations for Youthtrack and AYS, who supervises the Vice Presidents of Youthtrack and AYS. They in turn supervise the Executive Directors and Administrators responsible for the various facilities or programs.

         The Company's youth programs are designed to provide consistent, high quality and cost-effective education and treatment to address the needs of the various segments of the special needs, at-risk and troubled youth populations. The Company generally is responsible for the overall operation of its facilities and programs, including management, general administration, staff recruitment, security and supervision of the youth in their programs.

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

         The Company has also implemented its BIC system at the majority of its youth services programs and expects to complete implementation of the Company's remaining programs during 1999.

         The Company recognizes that, in the operation of programs for at-risk and troubled youths, a primary mission is to protect the safety of the community within a facility, as well as the neighboring community. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

         FACILITIES AND PROGRAMS

         The following tables set forth information as of December 31, 1998 regarding the Company's disabilities services and youth services operations, respectively:


DIVISION FOR PERSONS WITH DISABILITIES
                                                                                                                   Initial
                                                                                             Contract             Operation
    State                                             Types of Programs                    Capacity (1)           in State
    -----                                            ------------------                    ------------           ---------

Alabama.............................  Supported Living                                           47                  1998

Arizona.............................  Periodic Services                                         902                  1998

California..........................  Larger Facilities, Group Homes, Day Programs            1,016                  1995

Colorado............................  Supported Living                                          182                  1992

Florida.............................  Larger Facilities, Group Homes, ABI                       207                  1983

Georgia.............................  Supported Living, Periodic Services                     1,532                  1997

Illinois............................  Larger Facilities, ABI                                    141                  1995

Indiana.............................  Larger Facilities, Group Homes,                         1,082                  1983
                                       Supported Living

Iowa................................  ABI                                                        11                  1998

Kansas..............................  Large Facility, Supported Living                          356                  1995

Kentucky............................  Larger Facilities, Group Home, Supported                  698                  1978
                                       Living, Day Program

Louisiana...........................  Group Homes, Supported Living                             476                  1984

Missouri............................  Supported Living, ABI                                     561                  1997

Nebraska............................  Group Homes, Supported Living, Day Program                314                  1992

New Jersey..........................  Supported Living                                           56                  1997

New Mexico..........................  Supported Living                                          280                  1994

North Carolina......................  Periodic Services, Supported Living                     1,519                  1997

Ohio................................  Larger Facility, Group Homes, Supported Living,           176                  1995
                                       Respite Program

Oklahoma............................  Supported Living                                          222                  1995

Pennsylvania........................  Supported Living                                           23                  1997

South Carolina......................  Periodic Services                                          39                  1998

Tennessee...........................  Group Homes, Supported Living                             428                  1993

Texas...............................  Larger Facilities, Group Homes, Supported               1,696                  1993
                                       Living, Day Programs

Washington..........................  Periodic Services                                          65                  1998

West Virginia.......................  Group Homes, Supported Living,                            242                  1987
                                                                                             ------
                                       Day Program

     Total..........................                                                         12,271
                                                                                            =======

---------------
(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.

DIVISION FOR YOUTH SERVICES

                                                                                                                Initial
                                                                                           Contract            Operation
                      State                           Types of Programs                  Capacity (1)          in State
                      -----                           -----------------                  ------------          --------

           Arizona.......................   Job Corps (2 centers)                           1,072                1997
                                               Residential, Alternative School

           Colorado......................   Residential, Non-Residential, Secure,             440                1996
                                               Day Treatment, Apartment Living

           Florida.......................   Job Corps, Residential                            566                1983

           Georgia.......................   Residential, Alternative School                    74                1997

           Indiana.......................   Foster Care, Residential                           68                1997

           Kentucky......................   Residential, Alternative School,                2,532                1996
                                               Foster Care, Job Corps

           Maryland......................   Residential                                        35                1997

           Mississippi...................   Alternative School                                 60                1998

           New Jersey....................   Job Corps                                         530                1995

           New York......................   Job Corps                                         305                1986

           Ohio..........................   Foster Care                                       100                1997

           Oklahoma......................   Job Corps                                         550                1997

           Pennsylvania..................   Job Corps                                         800                1997

           Puerto Rico...................   Job Corps (3 centers)                             795                1990

           Tennessee.....................   Alternative School, Shelter,                      104                1997
                                            Wilderness Program

           Utah..........................   Residential                                        41                1998

           Virginia......................   Job Corps (2 centers)                             500                1997
                                                                                           ------

                Total....................                                                   8,572

                                                                                           ======
---------------
(1)      Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract.

CONTRACTS

         State Contracts. Contracts for participation as a provider of services in the Medicaid programs are regulated by federal and state agencies. Although the contracts have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if the Company has complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, the Company contractually obligates itself to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under the Medicaid Assistance Program, Title XIX of the Social Security Act and pertinent state medical assistance programs. Pursuant to provider agreements, the Company agrees to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of the Company, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and are typically based on a flat-rate or cost-based reimbursement system on a per person, per diem basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

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

         As of February 28, 1999, the Company operated 14 Job Corps centers under contract with the DOL in South Bronx, New York, New York; Miami, Florida; Edison, New Jersey; Puerto Rico (3); Pittsburgh, Pennsylvania; Monroe, Virginia; Guthrie, Oklahoma; Phoenix and Tucson, Arizona; Marion, Virginia; Morganfield, Kentucky and San Francisco, California. Of the five-year periods covered by the Company's Job Corps contracts, two expire in 1999, seven in 2000, one in 2001, one in 2002, one in 2003 and two in 2004. The Company intends to selectively pursue additional centers through the Request for Proposals (RFP) process.

         The Company also provides certain administrative, counseling, education, vocational and other support services for two Job Corps centers located in Kentucky and West Virginia under a five-year contract with the Department of Interior expiring in 2003.

MARKETING AND DEVELOPMENT

         The primary focus of the Company's marketing activities is identifying other providers who may consider an acquisition or a management contract arrangement, and contacting state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by the Company.

         The Executive Vice President responsible for the Company's development department directs the Company's marketing efforts for disabilities services and youth services, excepting Job Corps. Responsibility for marketing activities also extend to other officers of the Company and its subsidiaries including the Executive Vice President, Operations, Division for Persons with Disabilities, the Executive Vice President, Operations for

Youthtrack and AYS, the President, Job Corps Operations, and the various regional or unit operational personnel. Marketing activities are reviewed on a regular basis by senior management.

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

REFERRAL SOURCES

         The Company receives substantially all of its MR/DD clients from third party referrals. Generally, family members of persons with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. The Company's ABI services receive referrals from doctors, hospitals, private and workers' compensation insurers and attorneys. In either case, where it is determined that some form of MR/DD or ABI service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties. The Company generally receives referrals or placements of individuals to its AYS and Youthtrack programs through state or local agencies or entities responsible for such services. Individuals are recruited to the Company's Job Corps programs largely through private contractors. The Company also has contracts directly with the DOL to recruit students to its own centers. The Company's reputation and prior experience with agency staff, case workers and others in positions to make referrals to the Company are important for building and maintaining census in the Company's operations.

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

         The other youth services business in which the Company engages is one that other entities may easily enter without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer education and treatment programs at a lower cost than the Company due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

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

         Reimbursement Requirements. To qualify for reimbursement under Medicaid programs, facilities and programs are subject to various requirements of participation and other requirements imposed by federal and state authorities. In order to maintain a Medicaid or state contract, certain statutory and regulatory requirements must be met. These participation requirements relate to client rights, quality of services, physical plant and administration. Long-term providers, like the Company, are subject to periodic unannounced inspection by state authorities, often under contract with the appropriate federal agency, to ensure compliance with the requirements of participation in the Medicaid or state program.

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

         Regulatory Enforcement. From time to time, the Company receives notices from regulatory inspectors that in their opinion there are deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes corrective action as appropriate. In most cases, the Company and the reviewing agency agree upon the steps to be taken to bring the facility or program into compliance with regulatory requirements, and from time to time, the Company or one or more of its subsidiaries may enter into agreements with regulatory agencies requiring the Company to take certain corrective action in order to maintain licensure. Serious deficiencies, or failure to comply with any regulatory agreement, may result in decertification or delicensure actions by the Health Care Financing Administration or state regulatory agencies, as appropriate.

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

         Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (the "Health Insurance Act"), provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program under certain circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in the Health Insurance Act proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and anti-supplementation restrictions and the new health care offenses contained in the Health Insurance Act, such as health care fraud, theft or embezzlement, false statements and obstruction of criminal investigation of health care offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for health care fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

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

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 18,500 employees. As of that date, the Company was subject to collective bargaining agreements with approximately 250 of its employees. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.  PROPERTIES

         As of December 31, 1998, the Company owned 268 properties and operated facilities and programs at 1,111 leased properties. All other facilities and programs are operated under management contracts. The Company owns its corporate office building which is located in Louisville, Kentucky, and has an aggregate of 45,000 square feet of office space. See "Business - Facilities and Programs."

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company (or a provider with which the Company has a management agreement) is a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period-to-period comparisons. In addition, the Company is a party to various legal proceedings encountered in the ordinary course of business. The Company believes that many of such legal proceedings are without merit. Further, such claims may be covered by insurance. The Company does not believe the results of such proceedings or litigation will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol "RSCR". As of February 28, 1999, the Company had approximately 6,800 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

    The following table sets forth the reported high and low sale prices for Res-Care's common stock as reported by NASDAQ. The prices have been adjusted to reflect the 3-for-2 stock split effective May 22, 1998.


                                                        1998                                    1997
                                          ----------------------------------    ----------------------------------
                   QUARTER ENDED               HIGH              LOW                  HIGH                LOW
                   -------------               ----              ---                  ----                ---

           March 31                           25 11/16          17 1/2              13 7/8             11
           June 30                            26 1/2            18 1/4              13 7/16            9 7/8
           September 30                       20 3/16           13 1/4              16 11/16           12 1/2
           December 31                        25 1/4            15 1/2              19 7/8             13 11/16


    The Company currently does not pay dividends and does not anticipate doing so in the foreseeable future.

    Sales of Unregistered Securities

         Effective January 1, 1998, the Company acquired through a merger in which it issued 26,064 shares of common stock, the twenty-percent minority interest in its Youthtrack, Inc. subsidiary held by members of its founding management and is operating it as a wholly-owned subsidiary under its present management.

         In November 1997, the Company completed a Rule 144A private placement of $109.4 million (including an over allotment of $9.4 million) principal amount of 6% convertible subordinated notes due in 2004. The notes are initially convertible into Res-Care common stock at a conversion price of $18.8083, which represents approximately 5,814,000 shares of common stock. The notes were initially sold within the United States to qualified institutional accredited investors and qualified institutional buyers and outside the United States to non-U.S. investors.

         In March 1998, the Company completed a Rule 144A private placement of $22.0 million principal amount of 5.9% convertible subordinated notes due in 2005. The notes are initially convertible into Res-Care common stock at a conversion price of $25.8353, which represents approximately 851,545 shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes. Certain amounts for 1994 through 1997 have been reclassified to conform with the 1998 presentation.


                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                1998          1997         1996         1995         1994
                                                                ---------------------------------------------------------
FINANCIAL DATA (1):                                                 (In thousands, except per share and operating data)

Net revenues  ............................................  $   522,682     $306,054     $224,265     $177,428     $142,958
Facility and program contribution.........................       73,880       41,013       29,383       20,654       15,941
Operating income..........................................       42,110       23,593       15,891       11,786        8,413
Income from continuing operations.........................       19,466       12,977        9,443        7,311        5,125
Net income (2)............................................       19,466       12,977        9,443       16,558        6,179

Basic earnings per share:
     Income from continuing operations....................  $      1.04     $   0.75     $   0.64     $   0.50     $   0.35
     Net income...........................................         1.04         0.75         0.64         1.13         0.42
Diluted earnings per share:
     Income from continuing operations....................         0.94         0.72         0.60         0.48         0.34
     Net income...........................................         0.94         0.72         0.60         1.09         0.41
Pro forma net earnings per share(1):
     Basic................................................         1.04         0.75         0.62         1.12         0.42
     Diluted..............................................         0.94         0.72         0.59         1.09         0.41

Working capital...........................................  $    63,593     $ 90,082     $ 23,353     $ 17,123     $ 16,790
Total assets..............................................      396,614      255,144      115,312       87,440       50,368
Long-term debt, less current portion......................      193,282      108,470       30,672       18,644        5,742
Shareholders' equity......................................      129,445      104,609       58,095       47,069       30,279

OPERATING DATA (1):
Disabilities Services:
     Number of facilities and programs ...................          584          407          286          264          237
     Contract capacity (3)................................       12,271        6,831        5,031        4,286        3,040
     Persons served.......................................       11,952        6,628        4,899        4,099        2,876
     Capacity utilized....................................         97.4%        97.0%        97.4%        95.6%        94.6%
Job Corps and Other Youth Services:
     Number of facilities and programs ...................           60           44           28            8            7
     Contract capacity (3)................................        8,572        5,455        2,670        2,500        1,970
     Persons served.......................................        8,395        5,323        2,605        2,562        2,000
     Capacity utilized....................................         97.9%        97.6%        97.6%       102.5%       101.5%

----------------------
(1) In January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the financial condition and results of operations of Premier. Pro forma amounts have been presented to reflect the tax effect of the Premier partnership interests in prior years. Operating data has not been restated to reflect the operations of Premier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Net income includes income from operation of an unconsolidated affiliate sold, accounted for as a discontinued operation, of $428 and $1,054 in 1995 and 1994, respectively, and includes an $8,819 gain from sale of this discontinued operation in 1995, net of applicable income taxes of $6,270. The aggregate net income per share is as follows: basic $0.63 and $0.07, diluted $0.61 and $0.07 in 1995 and 1994 respectively.

(3) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit and, in all other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Res-Care, Inc. (the Company) receives revenues primarily from the delivery of residential, training, education and support services to populations with special needs. The Company has three reportable operating segments: (i) disabilities services; (ii) Job Corps program; and (iii) other youth services programs. Management's discussion and analysis of each segment follows. Further information regarding each of these segments, including the required disclosure of certain segment financial information, is included in Note 9 of Notes to Consolidated Financial Statements of the Company. Such disclosures are incorporated herein by reference and should be read in conjunction with this Item.

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

         As of February 28, 1999, the Company operated 14 vocational training programs under the federal Job Corps program administered by the United States Department of Labor (DOL). Under the Job Corps program, the Company is reimbursed for direct costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program expenses. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

         In 1996, the Company began operating other programs for at-risk and troubled youths through its Youthtrack, Inc. (Youthtrack) and Alternative Youth Services (AYS) subsidiaries. Most of the youth services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, the Company is typically reimbursed based on fixed contract amounts, flat rates or cost-based rates. In 1997 and 1996, the effect of Youthtrack management's ownership interest is reflected in the Company's consolidated statements of income as a minority interest. On January 1, 1998, the Company acquired through merger, the twenty-percent minority interest in Youthtrack formerly held by members of its founding management.

         Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. Any resulting adjustments would be recorded as contractual adjustments to revenues in the period in which the adjustment is made. See Note 1 of Notes to Consolidated Financial Statements.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         During 1998, the Company completed 20 acquisitions and added seven new contracts representing programs and facilities serving approximately 8,100 individuals with special needs. In these transactions, the Company paid total consideration of approximately $133 million (generally funded with advances under the Company's credit facility) and issued $22.0 million principal amount of 5.9% convertible subordinated notes in the acquisition of Normal Life, Inc. (Normal Life).

         As a result of these transactions and a full year of operations for 1997 acquisitions, the Company achieved record revenues and net income in 1998. Total net revenues in 1998 increased 71%, or $216.6 million, to $522.7 million compared to $306.1 million in 1997. Net income increased 50% over 1997. These increases represent continued progress in the Company's efforts to improve results by expanding operations and improving quality. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 58%, or $142.1 million, to $385.1 million in 1998 compared to $243.0 million in 1997. Revenues increased primarily as a result of the acquisition of Normal Life in March 1998, in addition to the other 1998 disabilities services acquisitions, as well as the effects of a full year of operating results from programs added during 1997. Disabilities services facility and program expenses in 1998 increased 57%, or $118.5 million, to $327.5 million compared to $209.0 million in 1997. Of the increase, $86.5 million, or 73%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in 1998 compared to 1997. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.0% in 1997 to 85.0% in 1998. Overall segment profit increased 60% over 1997 due principally to the volume and efficiencies achieved through the 1998 acquisitions. The increased profitability was offset by an increase in depreciation and amortization expense of 126%, or $6.1 million, due to the acquisition of property, equipment and intangible assets during the year.

         Job Corps Program

         Job Corps net revenues in 1998 increased 114%, or $53.1 million, to $99.5 million compared to $46.4 million in 1997. Additionally, segment profit increased 123%, or $5.9 million, from 1997 to 1998. The increases in both revenues and profitability resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997 and the addition of the contract to manage the Earle C. Clements Job Corps Center commencing in the second quarter of 1998. The annualized revenues from the Earle
C. Clements Job Corps Center are expected to approximate $30 million.


         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services net revenues in 1998 increased 130%, or $21.5 million, to $38.1 million compared to $16.6 million in 1997. Revenues increased primarily as a result of the effects of a full year of operating results from programs added during 1997, as well as acquisitions during 1998. Segment profit increased 147% from $1.6 million in 1997 to $4.0 million in 1998 also as a result of the acquisitions and improvements realized in operations started in 1997. The increased profitability was offset by an increase in depreciation and amortization expense of 166%, or $800,000, due to the acquisition of property, equipment and intangible assets during the year.

         Corporate Expenses

         Corporate general and administrative expenses increased 61%, or $6.8 million, in 1998 compared to 1997. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in 1998 decreased as a percentage of total net revenues to 3.4% from 3.7% in 1997.

         Interest expense in 1998 increased $8.8 million to $11.3 million compared to $2.5 million for 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 (in a financing) and March 1998 (in an acquisition) as well as borrowings under the Company's credit facility. Interest income in 1998 increased $600,000 to $1.4 million from $800,000 for 1997. This increase was due primarily to interest earned on the investment of proceeds from the issuance of the convertible subordinated notes in November and December 1997.

         Income taxes increased to $12.8 million in 1998 compared to $8.7 million in 1997, and reflect effective tax rates of 39.6% and 40.2%, respectively.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total net revenues increased by 36%, or $81.8 million, to $306.1 million in 1997 compared to $224.3 million in 1996. Of the increase, 76% resulted from increased disabilities services revenues. Facility and program expenses increased 36%, or $70.2 million, to $265.0 million in 1997 compared to 1996. Of this increase, $51.7 million, or 74% was due to payroll and payroll-related expenses. These expenses reflected additional personnel, and other costs associated with new facilities and programs during the year, as well as payroll and other cost increases. Facility and program expenses decreased as a percentage of total revenues to 86.6% from 86.9% in 1996. This decrease was due to the effect of the rate increases which are further described below and improved operating efficiencies.

         Disabilities Services

         Disabilities services net revenues increased by 34%, or $61.8 million, to $243.0 million in 1997 compared to 1996. Revenues increased primarily from the acquisition of 11 operations and one management contract in 1997, the opening of 39 new operations and supported living programs in 1997 and the effects of a full year of operating results from programs added in 1996. Revenues also increased due to certain cost-of-living and other rate adjustments. Disabilities services facility and program expenses increased 33%, or $52.2 million, to $209.0 million in 1997 compared to 1996. Payroll and payroll-related expenses represented 78% of this increase due primarily to the new facilities in 1997 and the effects of a full year of operating results from programs added in 1996. As a percentage of disabilities services net revenues, disabilities services facility and program expenses decreased to 86.0% in 1997 from 86.4% in 1996. This decrease was due to the effect of the rate increases described above and improved operating efficiencies. Depreciation and amortization expense in 1997 increased 87%, or $2.2 million, over 1996 due to the acquisition of property, equipment and intangible assets during the year.

         Job Corps Program

         Job Corps net revenues increased by 18%, or $7.0 million, to $46.4 million in 1997 compared to 1996, resulting primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997. Segment profit as a percentage of net revenues decreased from 11.6% in 1996 to 10.4% in 1997 due principally to increased costs associated with transitioning the Teledyne Job Corps centers.

         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services net revenues increased by 356%, or $13.0 million, to $16.6 million in 1997 compared to 1996, resulting primarily from three acquisitions and two management contracts by AYS during 1997. These acquisitions, as well as expansion of the Youthtrack operations, contributed to the increase in segment profit as a percentage of net revenues from 2.2% in 1996 to 9.6% to 1997.

         Corporate Expenses

         Corporate general and administrative expenses increased 14.4%, or $1.4 million, to $11.2 million in 1997 compared to 1996. The increase primarily reflected additional personnel to support the growth of the Company's operations, as well as increased use of professional services. As a percentage of total net revenues, such expenses decreased to 3.7% in 1997 compared to 4.4% in 1996.

         Interest expense increased $1.2 million to $2.5 million in 1997 compared to 1996. The increase resulted from increased utilization of the credit facility for acquisitions, development and working capital prior to the convertible debt offering.

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

         During the year ended December 31, 1998, cash provided by operating activities was $10.2 million compared to $15.6 million for 1997, and $8.2 million for 1996. The decrease in 1998 from 1997 was due primarily to a growth in accounts receivable as well as declines in the growth of current liabilities. The increase in accounts receivable is primarily related to the increased number of acquisitions made during 1998. The increase in 1997 from 1996 was due primarily to an increase in income from continuing operations, trade payables and accrued expenses, offset by an increase in accounts receivable. The increase in accounts receivable, accounts payable and accrued expenses is primarily related to the increased number of acquisitions made during 1997.

         During the years ended December 31, 1998, 1997 and 1996, cash used in investing activities was $117.0 million, $60.0 million and $20.7 million, respectively, relating primarily to acquisitions and purchases of property and equipment.

         Cash provided by financing activities was $59.2 million for 1998, related primarily to borrowings under the revolving line-of-credit. Cash provided by financing activities in 1997 was $103.1 million, related primarily to the secondary stock offering and the issuance of convertible subordinated notes, offset by repayment of the line-of-credit. Cash provided by financing activities was $13.0 million for 1996 consisting primarily of borrowings against the line-of-credit. On June 30, 1998, the Company amended and restated its credit agreement with a group of banks to provide for maximum borrowings of $200 million, increase the letter of credit facility from $10 million to $20 million, amend certain financial covenants and add new subsidiaries and banks as parties to the loan agreement. As of December 31, 1998, the Company had $138.0 million available on its line-of-credit and $18.9 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $3.0 million issued in connection with workers' compensation insurance and certain facility leases.

         Net days revenue in accounts receivable for the Company was 63 days at December 31, 1998, compared to 56 days at December 31, 1997 and 52 days at December 31, 1996. Accounts receivable at December 31, 1998, increased to $99.5 million, compared to $57.2 million at December 31, 1997, and $34.0 million at December 31, 1996. Growth in these amounts has been primarily related to delays in payment from certain state Medicaid programs and the integration of acquired operations.

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

YEAR 2000 ISSUE

Assessment and Remediation Plans

         In response to the Year 2000 issue, the Company established a task force to address Year 2000 issues in the following specific areas: (i) information systems; (ii) medical equipment and physical facilities; and (iii) third party relationships.

         Information Systems: The Company has completed its initial assessment of the capability of its information systems to meet Year 2000 processing requirements. Based on this assessment, the Company has determined that it will be required to modify or replace certain portions of its information systems. The Company will be focusing a significant portion of its internal remediation efforts on the aspects of information systems that affect revenue generation. Currently, the Company utilizes certain purchased software to monitor accounts receivable and generate a portion of its billings to third party payors. The Company also utilizes software supplied by certain states or their contracted third party vendors to electronically generate its billings to third party payors. It is the intention of management to upgrade its accounts receivable and billing system beginning in the second quarter of 1999 with an estimated completion date in the third quarter of 1999. In addition to this upgrade, management is in the process of acquiring a Year 2000 compliant software program which will be utilized to generate substantially all invoices electronically and monitor accounts receivable. The estimated completion date for installation and testing of this billing system is October 31, 1999. During 1998, the Company completed the requisite upgrades to its general ledger and payroll systems in order for those systems to be compliant. Substantially all desktop computers, network devices and related software have been tested and those found to be noncompliant have been replaced. The Company plans to rely principally on its own staff resources for Year 2000 remediation of its information systems

         Medical Equipment and Physical Facilities: The effort to identify potential Year 2000 problems within the Company's medical equipment and physical facilities is ongoing. When complete, vendors, manufacturers and others with whom the Company conducts business, and where the interruption of such business could have a material adverse effect on the Company, will be contacted, and cost effective efforts made to remediate or minimize possible problems. Upon completion of this assessment, remediation plans will be developed. The Company believes that it will be able to complete its assessment of material adverse risk associated with Year 2000 problems in its medical equipment and physical facilities sufficiently in advance of January 1, 2000, to effect remedial measures where such measures are possible and cost effective. The current target date for completing the assessment is June 30, 1999 and the target date for completing any remedial measures is September 30, 1999. The Company presently believes that with appropriate and timely modifications and replacements, the Year 2000 issue will not pose significant operational problems for the Company. The Company plans to rely principally on its own staff resources for Year 2000 remediation of medical equipment and physical facilities.

         Third Party Relationships: The Company continues to assess the Year 2000 compliance capability of its significant third party payors and vendors. Because a substantial portion of the Company's revenues are derived from Medicaid programs, to the extent that certain federal and state governmental agencies are noncompliant, the Company's cash flows, liquidity and financial condition could be adversely affected. The Health Care Financing Administration has issued guidance requiring state Medicaid agencies to certify that the state's Medicaid Management Information Systems, and mission-critical interfaces, are Year 2000 compliant by March 30, 1999. The Company has received representations from its third party payroll processor, as well as its significant relationship banks, that their systems will be Year 2000 compliant. There can be no assurance that the systems of these third parties will be compliant and will not have an adverse effect on the Company's operations. An inventory of significant third party payors and vendors is in process, and questionnaires are being mailed during March 1999 requesting representations regarding their Year 2000 readiness. The Company anticipates completing its assessment and any necessary actions by the end of the third quarter of 1999.

Contingency Plans

         The Company has not established a formal contingency plan to address failures in the Company's Year 2000 assessment and remediation plan. The task force has been directed to complete plans for the three areas described in this section, as well as other less significant areas within the Company, and to submit the plans to the executive management team by June 30, 1999. Contingency plans will be developed for any area of the Year 2000 remediation effort where such effort is incomplete, the consequence of a possible Year 2000 problem is materially adverse and a viable contingency plan is possible and economically reasonable. Substantially all critical financial information systems currently in place, including the internal accounts receivable and billing system described above, are being remediated to be Year 2000 compliant in the event of an unanticipated delay in the implementation of the Company's new systems. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities. The Company's contingency plans will also cover failures by suppliers and vendors. Further, each of the Company's operating units has plans to handle emergency situations such as a loss of utility services or supplies.

Year 2000 Risk

         The Company believes the greatest risk posed by the Year 2000 issue is the timely reimbursement by third party governmental payors. Management believes that delays in the collection of accounts receivable potentially represent significant operational risk with respect to the Year 2000 issue. Should cash collections on accounts receivable from third party payors be significantly delayed, the Company's working capital could be adversely affected. Management continues to evaluate its financing needs, including needs arising from Year 2000 problems. While the Company could utilize its existing revolving credit facility to fund working capital needs, the Company could also be forced to seek additional external financing. Use of funding sources for working capital could also adversely affect plans to expand the Company's business through internally-generated growth or acquisitions. No assurance can be given that additional financing to support working capital, growth or acquisitions would be available to the Company.

Cost of Plan

         The total cost of modifying and replacing information systems is currently expected to range from $3 million to $4 million. Certain of these costs (generally attributable to replacement equipment) will be capitalized and amortized over a three to five year period. Other costs to remediate the Year 2000 issue will be expensed as incurred. At December 31, 1998, the Company had incurred approximately $1.6 million of these costs. The total cost of modifying and replacing medical equipment and physical facility components is not expected to be material. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations or liquidity. The costs of the project and the date on which the Company believes that it will substantially complete the Year 2000 modifications are based on management's best estimates using information currently available. Actual results could differ from those estimates.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-05, Reporting on the Costs of Start-up Activities. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for the Company's year ending December 31, 1999. Initial application of the SOP will result in the write-off of any unamortized start-up and organization costs, the impact of which will be reported as the cumulative effect of a change in accounting principle. It is the intention of management of the Company to adopt the provisions of the SOP effective January 1, 1999. As of December 31, 1998, deferred start-up and organization costs of $6.2 million (net of accumulated amortization of $4.7 million) were included in other assets in the Company's consolidated balance sheet.

CERTAIN RISK FACTORS

         The Company's growth in revenues and earnings per share has been directly related to a considerable increase in the number of individuals served in each of its operating segments. This growth is largely dependent upon development-driven activities, including the acquisitions of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or not-for-profit organizations and the extension or renewal of contracts previously awarded to the Company. The Company often makes forward-looking statements regarding its development activities.

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

         Revenues of the Company's disabilities services segment are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon its ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established or reviewed in one or more of the states in which the Company conducts its operations could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability.

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

         From time to time, the Company (or a provider with which the Company has a management agreement), is a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period-to-period comparisons. In addition, the Company is a party to various legal proceedings encountered in the ordinary course of business. The Company believes that many of such legal proceedings are without merit. Further, such claims may be covered by insurance. The Company does not believe the results of such proceedings or litigation will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.


FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements and include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries:
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

         Refer to pages F-1 through F-17.


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

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) Documents filed as part of this Report

    (1) Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries (refer to "F" pages):
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

    (2) All financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (3) Listing of Exhibits:

    2.1    Agreement by and among Res-Care, Inc., RSCR California, Inc.,
                  Res-Care Illinois, Inc., Res-Care Kansas, Inc., and RSCR Texas, Inc. and Beverly Health and Rehabilitation Services, Inc., Beverly Enterprises-California, Inc., Beverly Enterprises-Illinois, Inc., Beverly Enterprises-Kansas, Inc. and Beverly Enterprises-Texas, Inc., dated April 5, 1995 (excluding Exhibits and Schedules). Exhibit 2.1 to the Company's Report on Form 8-K dated May 1, 1995 filed on May 12, 1995 is hereby incorporated by reference.

    2.2    Stock Purchase Agreement by and among Housecall Medical Resources
                  Inc. and Res-Care, Inc., Blair S. Gordon and J. Paul Gordon dated as of May 31, 1995 (excluding Exhibits and Schedules).
                  Exhibit 2.1 to the Company's Report on Form 8-K dated May 31, 1995 filed on June 15, 1995 is hereby incorporated by reference.

    2.3    Stock Purchase Agreement by and between the Company and Richard
                  Greer, Robert Greer and Alicia Greer Austin dated July 31, 1997. Exhibit 2.1 to the Company's Report on Form 8-K dated July 31, 1997 filed on August 14, 1997 is hereby incorporated by reference.

    2.4    Stock Purchase Agreement by and among the Company and (i) Normal
                  Life, Inc., (ii) J. Robert Shaver, Kathryn S. Graham, and Frederic H. Davis, and (iii) minority shareholders, dated February 4, 1998. Exhibit 2.1 to the Company's Report on Form 8-K dated March 12, 1998 filed on March 27, 1998 is hereby incorporated by reference.

    2.5    Amendment to the Stock Purchase Agreement by and among the Company and Richard Greer, Robert Greer and Alicia Greer Austin dated January 15, 1999. (filed herewith)


    3.1    Amended and Restated Articles of Incorporation of the Company dated
                  December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. (filed herewith)**

    3.2    Bylaws of the Company. Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

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

    4.4    Registration Rights Agreement, dated as of November 21, 1997, by and between the Company, NationsBanc Montgomery Securities, Inc., J.C. Bradford & Co., L.L.C. and Equitable Securities Corporation. Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Reg. No. 333-44029) is hereby incorporated by reference.

    4.5    Statement of Additional Terms and Conditions dated as of March 15,
                  1998 relating to $22,000,000 of 5.9% Convertible Subordinated Notes due 2005. Exhibit 2.2 of the Company's Report on Form 8-K dated March 12, 1998 and filed on March 27, 1998 is hereby incorporated by reference.

    10.1   1991 Incentive Stock Option Plan of the Company (adopted April 24,
                  1991, amended and restated as of February 23, 1995). Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 33-80331) is hereby incorporated by reference.

    10.2    Amendment to Amended and Restated 1991 Incentive Stock Option
                  Plan of the Company. Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference. *

    10.3    1991  Compensation/Evaluation  Bonus Plan. Exhibit 10.15 to the
                  Company's Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference. *

    10.4    1993  Non-Employee Directors Stock Ownership Incentive Plan of the
                  Company (adopted October 28, 1993). Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-76612) is hereby incorporated by reference.

    10.5    Res-Care, Inc. 1998 Omnibus Stock Plan effective June 18, 1998.
                  Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-57167) is hereby incorporated by reference.

    10.6    1994  Employee Stock Purchase Plan effective  July 1,  1995.
                  Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No. 33-85964) is hereby incorporated by reference.

    10.7    Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995.
                  Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ending December 31, 1995, is hereby incorporated by reference.

    10.8    Amended and Restated Employment Agreement dated as of October 26,
                  1995, and amended November 5, 1996, between the Company and Ronald G. Geary. Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference. *

    10.9    Employment Agreement dated January 1, 1997 between the Company and
                  Jeffrey M. Cross. Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ending December 31, 1996 is hereby incorporated by reference. *

    10.10   Employment Agreement dated April 13, 1997 between the Company and
                  Paul G. Dunn. Exhibit 10.2 to the company's Report on Form 10-Q for the quarter ending March 31, 1997 is hereby incorporated by reference. *

   10.11    Amendment to the Employment Agreement between the Company and
                  Jeffrey M. Cross dated August 4, 1997. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference. *

    10.12   Amendment to the Employment Agreement between the Company and Paul
                  G. Dunn dated August 4, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference. *

    10.13   Employment Agreement between the Company and Pamela M. Spaniac dated July 10, 1997. Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ending June 30, 1997 is hereby incorporated by reference. *

    10.14   Employment Agreement between the Company and E. Halsey Sandford, dated January 26, 1998 Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ending December 31, 1997 is hereby incorporated by reference. *

    10.15   1998 Amended and Restated Loan Agreement by and among PNC Bank,
                  National Association as Administrative Agent, and the banks listed on Schedule 1 thereto and Res-Care, Inc., dated June 30, 1998. Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

    10.16   Amendment to the Employment Agreement between the Company and
                  Ralph G. Gronefeld, Jr., dated August 15, 1998. Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated by reference. *

    10.17   Employment Agreement between the Company and Ralph G. Gronefeld,
                  Jr., dated January 1, 1998. (filed herewith) *

    21.1    Subsidiaries of the Company (filed herewith)

    23.1    Consent of Independent Auditors (filed herewith)

    24.1    Power of Attorney (included on signature page)

    27.2    Financial Data Schedule - December 31, 1997 (Restated)

    27.3    Financial Data Schedule - December 31, 1996 (Restated)

*        Management contracts or compensatory plan or arrangements.

** The Amended and Restated Articles of Incorporation of the Company were previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48749). The Amendment to Amended and Restated Articles of Incorporation was previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-32513).

(b)   Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RES-CARE, INC



Date:   March 23, 1999             By: /s/ Ronald  G. Geary
                                       -----------------------------------------
                                       Ronald G. Geary
                                       Chairman of the Board, President and
                                         Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                          Title                               Date
             ---------                          -----                               ----


/s/ Ronald G. Geary               Chairman of the Board, President, Chief       March 23, 1999
---------------------------       Executive Officer and Director
Ronald G. Geary                   (Principal Executive Officer)



/s/ E. Halsey Sandford            Senior Executive and Director                 March 23, 1999
---------------------------
E. Halsey Sandford


/s/ Ralph G. Gronefeld, Jr.       Executive Vice President,                     March 23, 1999
---------------------------       Finance and Administration and
Ralph G. Gronefeld, Jr.           Chief Financial Officer
                                  (Principal Financial Officer)


/s/ James R. Fornear                   Director                                 March 23, 1999
---------------------------
James R. Fornear


/s/ Seymour L. Bryson                  Director                                 March 23, 1999
---------------------------
Seymour L. Bryson


/s/ W. Bruce Lunsford                  Director                                 March 23, 1999
---------------------------
W. Bruce Lunsford


/s/ Spiro B. Mitsos                    Director                                 March 23, 1999
---------------------------
Spiro B. Mitsos

/s/ Olivia F. Kirtley                  Director                                 March 23, 1999
---------------------------
Olivia F. Kirtley

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report..............................................   F-2
Consolidated Balance Sheets - As of December 31, 1998 and 1997............   F-3
Consolidated Statements of Income - Years Ended December 31, 1998,
    1997 and 1996.........................................................   F-4
Consolidated Statements of Shareholders' Equity - Years Ended
    December 31, 1998, 1997 and 1996......................................   F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
    1997 and 1996.........................................................   F-6
Notes to Consolidated Financial Statements................................   F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Res-Care, Inc.:

         We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                  /s/ KPMG LLP




Louisville, Kentucky
February 24, 1999

                           RES-CARE, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1998              1997
                                                                                               ----              ----
                                                                                          (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents......................................................      $    18,939         $    66,584
     Accounts and notes receivable, net.............................................           99,454              57,240
     Inventories....................................................................              683                 634
     Deferred income taxes..........................................................            6,997               3,483
     Prepaid expenses and other current assets......................................            3,409               2,259
                                                                                          -----------         -----------
                Total current assets................................................          129,482             130,200
                                                                                          -----------         -----------
Property and equipment, net.........................................................           64,129              54,403
Excess of acquisition cost over net assets acquired, less accumulated
     amortization of $6,757 in 1998 and $1,751 in 1997..............................          173,949              51,751
Other assets........................................................................           29,054              18,790
                                                                                          -----------         -----------
                                                                                          $   396,614         $   255,144
                                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Trade accounts payable.........................................................      $    22,924         $    13,888
     Accrued expenses...............................................................           33,349              22,907
     Accrued income taxes...........................................................            5,597               1,564
     Current portion of long-term debt..............................................            4,019               1,759
                                                                                          -----------         -----------
                Total current liabilities...........................................           65,889              40,118
                                                                                          -----------         -----------
Long-term liabilities...............................................................            6,340               1,714
Long-term debt  ....................................................................          193,282             108,470
Deferred income taxes...............................................................            1,658                  14
                                                                                          -----------         -----------
                Total liabilities...................................................          267,169             150,316
                                                                                          -----------         -----------
Commitments and contingencies
Minority interest...................................................................             --                   219
Shareholders' equity:
     Preferred shares, no par value, authorized 1,000,000 shares, no shares
         issued or outstanding......................................................             --                  --
     Common stock, no par value, authorized 40,000,000 shares, issued
         23,582,475 shares in 1998 and 1997.........................................           41,678              41,678
     Additional paid-in capital.....................................................           16,348              11,215
     Retained earnings..............................................................           74,523              55,057
                                                                                          -----------         -----------
                                                                                              132,549             107,950
     Less cost of common shares in treasury (4,670,749 shares in 1998
         and 5,033,952 shares in 1997)..............................................          (3,104)             (3,341)
                                                                                          -----------         -----------
                Total shareholders' equity..........................................          129,445             104,609
                                                                                          -----------         -----------
                                                                                          $   396,614         $   255,144
                                                                                          ===========         ===========








          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1998         1997         1996
                                                                                           ----         ----         ----
                                                                                        (In thousands, except per share data)

Net revenues........................................................................  $   522,682  $   306,054  $   224,265

Facility and program expenses.......................................................      448,802      265,041      194,882
Operating expenses:
     Corporate general and administrative...........................................       18,031       11,222        9,813
     Depreciation and amortization..................................................       14,046        6,298        3,683
     Gain from sale of assets.......................................................         (307)        (100)          (4)
                                                                                      -----------  -----------  -----------
                Total operating expenses, net.......................................       31,770       17,420       13,492
                                                                                      -----------  -----------  -----------
                Total facility, program and operating expenses......................      480,572      282,461      208,374
                                                                                      -----------  -----------  -----------

     Operating income...............................................................       42,110       23,593       15,891

Other expenses (income):
     Interest expense...............................................................       11,295        2,544        1,351
     Interest income................................................................       (1,435)        (811)        (458)
                                                                                      -----------  -----------  -----------
                Total other expenses, net...........................................        9,860        1,733          893
                                                                                      -----------  -----------  -----------

Minority interest in income of consolidated subsidiary..............................         --           (146)         (37)
                                                                                      -----------  -----------  -----------

Income before income taxes..........................................................       32,250       21,714       14,961
Income tax expense..................................................................       12,784        8,737        5,518
                                                                                      -----------  -----------  -----------
     Net income ....................................................................     $ 19,466  $    12,977  $     9,443
                                                                                         ========  ===========  ===========

Basic earnings per share............................................................  $      1.04  $      0.75  $      0.64

Diluted earnings per share..........................................................  $      0.94  $      0.72  $      0.60

Pro forma income data (unaudited):
     Net income as reported.........................................................  $    19,466  $    12,977  $     9,443
     Pro forma adjustment to provision for income taxes.............................         --           --           (292)
                                                                                      -----------  -----------  -----------
     Pro forma net income...........................................................  $    19,466  $    12,977  $     9,151
                                                                                      ===========  ===========  ===========
     Pro forma net income per share:
         Basic......................................................................  $      1.04  $      0.75  $      0.62
         Diluted....................................................................         0.94         0.72         0.59

Weighted average shares used in per share calculations:
     For basic earnings per share...................................................       18,753       17,409       14,851
     For diluted earnings per share.................................................       26,080       18,569       15,614









          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Additional
                                                Common Stock         Paid-In     Retained        Treasury Stock
                                              Shares     Amount      Capital     Earnings     Shares        Amount       Total
                                              ------     ------      -------     --------     ------        ------       -----
                                                                         (In thousands)

Balance at January 1, 1996 .............      20,756   $  15,535   $   2,297   $  33,247        6,041    $  (4,010)   $  47,069

Net income .............................        --          --          --         9,443         --           --          9,443
Exercise of stock options,
     including related tax benefit .....        --          --         1,738        --           (335)         221        1,959
Distributions by Premier, net ..........        --          --          --          (376)        --           --           (376)
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1996 ...........      20,756      15,535       4,035      42,314        5,706       (3,789)      58,095

Net income .............................        --          --          --        12,977         --           --         12,977
Exercise of stock options,
     including related tax benefit .....        --          --         3,331        --           (537)         359        3,690
Income tax benefit related to
     Premier pooling-of-interests ......        --          --         2,320        --           --           --          2,320
Sale of common stock, net of
     expenses ..........................       2,826      26,143        --          --           --           --         26,143
Issuance of shares in
     connection with an acquisition ....        --          --         1,529        --           (135)          89        1,618
Partnership distributions ..............        --          --          --          (234)        --           --           (234)
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1997 ...........      23,582      41,678      11,215      55,057        5,034       (3,341)     104,609

Net income .............................        --          --          --        19,466         --           --         19,466
Exercise of stock options,
     including related tax benefit .....        --          --         4,670        --           (337)         220        4,890
Issuance of shares in connection
     with an acquisition ...............        --          --           463        --            (26)          17          480
                                           ---------   ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 1998 ...........      23,582   $  41,678   $  16,348   $  74,523        4,671    $  (3,104)   $ 129,445
                                           =========   =========   =========   =========    =========    =========    =========









          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31
                                                                                                ----------------------
                                                                                       1998          1997               1996
                                                                                       ----          ----               ----
                                                                                               (In thousands)
OPERATING ACTIVITIES:
     Net income ................................................................    $  19,466        $  12,977        $   9,443
     Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization .........................................       14,046            6,298            3,683
         Amortization of discount on convertible subordinated notes ............          467               49             --
         Deferred income taxes .................................................          116              278              539
         Gain from sale of assets ..............................................         (307)            (100)              (4)
         Income applicable to minority interest of consolidated
              subsidiary .......................................................         --                146               37
     Changes in operating assets and liabilities:
         Accounts and notes receivable .........................................      (28,260)         (17,634)          (7,580)
         Inventories ...........................................................           (9)              19             (157)
         Prepaid expenses and other current assets .............................         (787)              68             (645)
         Other assets ..........................................................       (1,109)            (259)            (102)
         Accounts payable ......................................................        4,182            8,524              660
         Accrued expenses ......................................................        1,763            4,678            2,110
         Accrued income taxes ..................................................        1,865            1,112              492
         Long-term liabilities .................................................       (1,254)            (593)            (325)
                                                                                    ---------        ---------        ---------
              Cash provided by operating activities ............................       10,179           15,563            8,151
                                                                                    ---------        ---------        ---------
INVESTING ACTIVITIES:
         Purchase of property and equipment ....................................       (9,507)          (8,536)          (5,714)
         Acquisitions of businesses, net of cash acquired ......................     (106,381)         (49,469)         (12,718)
         Deferred start-up costs ...............................................       (1,115)          (2,002)          (2,269)
                                                                                    ---------        ---------        ---------
              Cash used in investing activities ................................     (117,003)         (60,007)         (20,701)
                                                                                    ---------        ---------        ---------
FINANCING ACTIVITIES:
         Net borrowings (repayments) under notes payable to bank ...............       59,000          (26,196)          12,006
         Repayment of notes payable ............................................       (3,301)          (4,814)             (66)
         Proceeds from issuance of convertible subordinated notes ..............         --            106,079             --
         Proceeds from sale of common stock, net of expenses of $614 ...........         --             26,143             --
         Proceeds received from exercise of stock options ......................        3,480            2,118            1,457
         Partnership distributions .............................................         --               (234)            (376)
                                                                                    ---------        ---------        ---------
              Cash provided by financing activities ............................       59,179          103,096           13,021
                                                                                    ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ...............................      (47,645)          58,652              471
Cash and cash equivalents at beginning of year .................................       66,584            7,932            7,461
                                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of year .......................................    $  18,939        $  66,584        $   7,932
                                                                                    =========        =========        =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid for:
         Interest (net of amount capitalized in 1996) ..........................    $   9,670        $   1,894        $   1,352
         Income taxes ..........................................................       11,704            7,469            4,362

Supplemental Schedule of Non-cash Investing and Financing Activities:
     Issuance of common stock in connection with acquisitions ..................    $     480        $   1,618             --
     Issuance of notes in connection with acquisitions .........................       30,289            4,070             --





          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Description of Business

         The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries (the Company). Intercompany transactions and balances are eliminated in consolidation.

         The Company receives revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As more fully described in Note 9, the Company has three reportable operating segments: (i) disabilities services; (ii) Job Corps program; and (iii) other youth services programs.

         Revenue Recognition

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

         Job Corps Program: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. Final determination of amounts due under the contracts is subject to audit and review by the U.S. Department of Labor.

         Other Youth Services Programs: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

         For each operating segment, expenses are subject to examination by agencies administering the contracts and services. Management believes that adequate provisions have been made for potential adjustments arising from such examinations. Revenues and accounts receivable are recorded net of estimated allowances and adjustments. Provision for bad debt expense, if any, is provided for in the period the expense is determined by management.

         Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Depreciation and Amortization

         Depreciation and amortization are provided over the estimated useful lives of the assets, by the straight-line method. Estimated useful lives for buildings are 20 - 40 years. Leasehold improvements are generally amortized over the life of the respective lease. The useful lives of furniture and equipment vary from three to seven years. The Company acts as custodian of assets where it has contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

         The excess of acquisition cost over net assets acquired and the cost of licenses are amortized over 20-30 years using the straight-line method. Covenants not to compete are amortized over the terms of the respective agreements which are generally five to ten years. The Company assesses the recoverability of goodwill and other intangibles as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on cash flow, profitability and projections that incorporate current operating results. This analysis involves significant management judgment.

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

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-05, Reporting on the Costs of Start-up Activities. The SOP requires that all costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for the Company's year ending December 31, 1999. Initial application of the SOP will result in the write-off of any unamortized start-up and organization costs, the impact of which will be reported as the cumulative effect of a change in accounting principle. It is the intention of management of the Company to adopt the provisions of the SOP effective January 1, 1999. As of December 31, 1998, deferred start-up and organization costs of $6.2 million (net of accumulated amortization of $4.7 million) were included in other assets in the Company's consolidated balance sheet.

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

         Per Share Data

         The Company's Board of Directors authorized a three-for-two stock split which was distributed on June 4, 1998, to shareholders of record on May 22, 1998. All share and per share data included in this annual report have been restated to reflect the stock split. Per share amounts have also been restated to reflect the issuance of 613,875 shares of common stock in the acquisition of Premier Rehabilitation Centers (Premier) on January 1, 1997.

         Insurance

         The Company maintains insurance in the form of commercial general liability and commercial umbrella liability policies, which include professional liability insurance. Management intends to maintain such coverages in the future and is of the opinion that insurance coverages are adequate to cover any potential losses on asserted claims. Management is unaware of any incidents that would ultimately result in a loss in excess of the Company's insurance coverages. In addition, the Company self-insures group health insurance for its employees. Such self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company has an annual stop-loss limit of $150,000 for each covered individual. Workers' compensation claims are covered either under large deductible or retrospective policies or through sponsored insurance funds.

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

         Segment Information

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Information regarding the Company's reportable operating segments is set forth in Note 9.

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

         Reclassifications

         Certain amounts in 1996 and 1997 have been reclassified to conform with the 1998 presentation. The effect of any reclassifications was not material.


2.       ACQUISITIONS

         During the two years ended December 31, 1998, the Company has made various acquisitions as set forth below. Except for the Premier acquisition which was accounted for as a pooling-of-interests, all have been accounted for as purchases. The consolidated financial statements include the operating results of each business acquired for as a purchase from the date of its acquisition. Except for the acquisitions of Normal Life, Inc. (Normal Life), Communications Network Consultants, Inc. (CNC) and Teledyne Economic Development, pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

         On March 12, 1998, the Company acquired all of the outstanding common stock of Normal Life, a Kentucky corporation, which provides services to persons with mental retardation and other developmental disabilities in Indiana, Kentucky, California, Louisiana, Texas, Georgia and Florida. The aggregate stock purchase price of $73 million was paid with $51 million in cash and $22 million in principal amount of the Company's 5.9% convertible subordinated notes due 2005. The notes are convertible into common stock of the Company at a conversion price of $25.8354, or approximately 851,545 shares, commencing one year from the closing date of the transaction. The funds for the acquisition came from the Company's existing cash and revolving credit facility.

         The following table sets forth information regarding acquisitions during 1998 and 1997 which were accounted for as purchases:

                                                                                    Year Ended December 31
                                                                                    ----------------------
                                                                                 1998                   1997
                                                                                 ----                   ----
Number of acquisitions:
     Disabilities services ...........................................              14                     10
     Job Corps program ...............................................            --                        1
     Other youth services programs ...................................               6                      2
                                                                              --------               --------
                                                                                    20                     13
                                                                              ========               ========
Allocation of purchase price:
     Buildings, land and equipment ...................................        $  5,626               $  4,657
     Excess of acquisition cost over net assets acquired .............         122,066                 38,198
     Other intangible assets .........................................           4,574                  4,310
     Other ...........................................................             334                  1,980
                                                                              --------               --------
                                                                              $132,600               $ 49,145
                                                                              ========               ========

         The following summary of results of operations on a pro forma basis gives effect to the acquisitions of Normal Life, CNC and Teledyne Economic Development as though the acquisitions had taken place as of January 1, 1997:

                                                                                       Year Ended December 31
                                                                                       ----------------------
                                                                                    1998                    1997
                                                                                    ----                    ----

Net revenues .........................................................        $   533,625            $   396,207
Net income ...........................................................             19,117                 12,314
Basic earnings per share .............................................               1.02                   0.70
Diluted earnings per share ...........................................               0.93                   0.68

         These unaudited pro forma results of operations do not reflect the total cost savings or other synergies that may result from the acquisitions. In the opinion of management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of these periods or results of operations that may be achieved in the future.

         In connection with the Normal Life acquisition, the Company recognized a liability of approximately $2.4 million associated with termination benefits and the closing of duplicate facilities. The termination benefits relate principally to corporate employees. During 1998, the Company paid approximately $1.2 million against the liability established for such purposes.

         The stock purchase agreement associated with the acquisition of CNC provided for the payment of additional consideration upon CNC meeting certain earnings levels through 1999. In January 1999, the stock purchase agreement was amended to provide for the acceleration of the contingent consideration resulting in the payment of approximately $868 to CNC. Additionally under the amendment, the Company paid the outstanding principal balance plus accrued interest under a promissory note to CNC totaling approximately $1.3 million.

         Effective January 1, 1997, the Company acquired all of the partnership interests in Premier in exchange for 613,875 shares of the Company's common stock in a business combination accounted for as a pooling-of-interests. Premier provides disabilities services to clients with acquired brain injuries and is included in the operations of the disabilities services segment. Premier revenues and net income included in the Company's consolidated statements of income for the year ended December 31, 1996 were $5,919 and $752, respectively.

3.       OTHER ASSETS

         Other assets are as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               1998              1997
                                                                                               ----              ----

Long-term receivables and advances to managed facilities............................      $     5,052         $     2,994
Deferred start-up costs, net of accumulated amortization............................            6,205               4,487
Licenses, net of accumulated amortization...........................................            2,869               2,958
Covenants not to compete, net of accumulated amortization...........................           11,878               6,585
Deposits ...........................................................................            2,127               1,510
Other assets........................................................................              923                 256
                                                                                          -----------         -----------
                                                                                          $    29,054         $    18,790
                                                                                          ===========         ===========

4.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:
                                                                                                     December 31
                                                                                                     -----------
                                                                                              1998                 1997
                                                                                              ----                 ----
Property and Equipment:
     Land and land improvements.....................................................      $     8,234         $     6,863
     Leasehold improvements.........................................................            4,595               2,521
     Buildings......................................................................           48,972              42,686
     Furniture and equipment........................................................           19,046              13,151
                                                                                          -----------         -----------
                                                                                               80,847              65,221
Less accumulated depreciation and amortization......................................           16,718              10,818
                                                                                          -----------         -----------
     Net property and equipment                                                           $    64,129         $    54,403
                                                                                          ===========         ===========


5.        DEBT

         Long-term debt consists of the following:
                                                                                                     December 31
                                                                                                     -----------
                                                                                               1998              1997
                                                                                               ----              ----

Revolving credit facility with banks................................................      $    59,000         $      --
6% convertible subordinated notes due 2004, net of unamortized discount
     of $2,765 in 1998 and $3,232 in 1997...........................................          106,595             106,128
5.9% convertible subordinated notes due 2005........................................           22,000                --
Notes payable.......................................................................            9,680               2,500
Other...............................................................................               26               1,601
                                                                                          -----------         -----------
                                                                                              197,301             110,229
     Less current portion...........................................................            4,019               1,759
                                                                                          -----------         -----------
                                                                                          $   193,282         $   108,470
                                                                                          ===========         ===========

         On June 30, 1998, the Company amended and restated its credit agreement with a group of banks (the Revolving Credit Facility) to provide for maximum borrowings of $200 million, increase the letter of credit facility from $10 million to $20 million, amend certain financial covenants and add new subsidiaries and banks as parties to the loan agreement. As of December 31, 1998, the Company had $138.0 million available on its line-of-credit and $18.9 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $3.0 million issued in connection with workers' compensation insurance and certain facility leases. Interest is based on margins over LIBOR. The six-month LIBOR rate at December 31, 1998 was 6.32%. The Revolving Credit Facility is secured by the common stock of all of the Company's subsidiaries. The Revolving Credit Facility contains financial covenants related to net worth, debt service coverage, indebtedness to cash flow from operations and debt to capitalization.

         Maturities of long-term debt are as follows:

Year Ended
December 31
-----------

1999 ...................................................................      $     4,019
2000 ...................................................................            3,863
2001 ...................................................................            1,362
2002 ...................................................................              426
2003 ...................................................................           59,003
Thereafter..............................................................          128,628
                                                                              -----------
                                                                              $   197,301
                                                                              ===========

6.        ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                           December 31
                                                                           -----------
                                                                     1998              1997
                                                                     ----              ----

Trade payables.............................................     $     2,471         $     2,890
Wages and payroll taxes....................................           9,676               9,915
Vacation ..................................................           4,518               2,794
Workers' compensation......................................           4,335               1,323
Taxes other than income taxes..............................           3,991               2,227
Interest...................................................           1,933                 774
Employee benefits..........................................           1,527                 448
Other......................................................           4,898               2,536
                                                                -----------         -----------
                                                                $    33,349         $    22,907
                                                                ===========         ===========

7.        INCOME TAXES

     Income tax expense is summarized as follows:

                                                                     Years Ended December 31
                                                                 1998         1997         1996

Federal:
     Current............................................... $    10,051  $     6,543  $     3,937
     Deferred..............................................          75          204          317
                                                            -----------  -----------  -----------
         Total federal.....................................      10,126        6,747        4,254
State and local:
     Current...............................................       2,617        1,916        1,042
     Deferred..............................................          41           74          222
                                                            -----------  -----------  -----------
         Total state and local.............................       2,658        1,990        1,264
                                                            -----------  -----------  -----------

              Total income tax expense..................... $    12,784  $     8,737  $     5,518
                                                            ===========  ===========  ===========

         A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

                                                                                             Year Ended December 31,
                                                                                            -----------------------
                                                                                        1998        1997         1996
                                                                                        ----        ----         ----

Federal income tax at the statutory rate .........................................      35.0%       35.0%        35.0%
Increase (decrease) in income taxes:
     State taxes, net of federal benefit .........................................       4.8         5.7          5.9
     Surtax exemption ............................................................        --        (0.5)        (0.7)
     Income taxes on income taxed directly to partners ...........................        --          --         (2.0)
     Nondeductible amortization of goodwill ......................................       2.4         0.2          0.1
     Other .......................................................................      (2.6)       (0.2)        (1.4)
                                                                                     -------     -------     --------
                                                                                        39.6%       40.2%        36.9%
                                                                                     =======     =======     ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                          December 31
                                                                                          -----------
                                                                                       1998        1997
                                                                                     -------      ------
Deferred tax assets:
     Accounts receivable, principally due to allowance for contractual
         adjustments .............................................................   $ 2,474     $ 1,189
     Goodwill and other intangible assets, principally due to purchase
         accounting basis differences and differences in amortization ............       517       1,551
     Workers' compensation costs, principally due to accrual for financial
         reporting purposes ......................................................     1,292         612
     Compensated absences, due to accrual for financial reporting purposes .......     1,311         737
     Other liabilities and reserves, deductible in different periods for
         financial reporting and tax purposes ....................................     1,764         962
     Deferred gains and revenues, taxable in different periods for financial
         reporting and tax purposes ..............................................       523         129
     Other .......................................................................      --            41
                                                                                     -------     -------
                Total deferred tax assets ........................................     7,881       5,221
                                                                                     -------     -------

Deferred tax liabilities:
     Accounts receivable, principally due to experience rated revenue
         recognition for income tax reporting purposes ...........................       100          66
     Property and equipment, due to differences in depreciation ..................       162          61
     Deferred start-up costs, due to capitalization for financial reporting
         purposes ................................................................     1,929       1,470
     Amortization of goodwill and licenses .......................................       267        --
     Other .......................................................................        84         155
                                                                                     -------     -------
                Total deferred tax liabilities ...................................     2,542       1,752
                                                                                     -------     -------
         Net deferred tax asset ..................................................   $ 5,339     $ 3,469
                                                                                     =======     =======

Classified as follows:
     Current deferred income tax asset ...........................................   $ 6,997     $ 3,483
     Noncurrent deferred income tax liability ....................................    (1,658)        (14)
                                                                                     -------     -------
         Net deferred tax asset ..................................................   $ 5,339     $ 3,469
                                                                                     =======     =======


         No valuation allowance for deferred tax assets was required as of December 31, 1998 or 1997, nor was there any change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996. The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

8.        EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1998         1997         1996
                                                                                           ----         ----         ----
Income from continuing operations and income available to
     shareholders for basic earnings per share......................................  $    19,466  $    12,977  $     9,443
Interest expense, net of income tax effect, on convertible..........................
     subordinated notes.............................................................        5,041          446         --
                                                                                      -----------  -----------  -----------
Income available to shareholders after assumed conversion
     of convertible subordinated notes..............................................  $    24,507  $    13,423  $     9,443
                                                                                      ===========  ===========  ===========
Weighted average number of common shares used in basic
     earnings per share.............................................................       18,753       17,409       14,851
Effect of dilutive securities:
     Stock options  ................................................................          825          544          763
     Convertible subordinated notes.................................................        6,502          616         --
                                                                                      -----------  -----------  -----------
Weighted number of common shares and dilutive potential
     common shares used in diluted earnings per share...............................       26,080       18,569       15,614
                                                                                      ===========  ===========  ===========

9.        SEGMENT INFORMATION

         The Company has three reportable operating segments: disabilities services, Job Corps program and other youth services programs. The Company's disabilities services division offers services for individuals with developmental and other disabilities, including acquired brain injury. These services are provided through supported living and supported employment programs, community group homes, and facility-based operations. The Job Corps segment operates various centers under the federal Job Corps program administered by the U.S. Department of Labor which provides for the educational and vocational training and other support necessary to enable disadvantaged youths to become responsible working adults. The other youth services segment provides services to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The Company's reportable segments are business units that offer distinct services to different special needs populations and are managed separately.

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes, accounting changes and non-recurring items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are not significant.

         The following table sets forth information about reportable segment profit or loss and segment assets:


                                                                                           Other
                                                           Disabilities      Job           Youth         All     Consolidated
As of and for the year ended December 31:                    Services       Corps        Services     Other (1)     Totals
-----------------------------------------                    --------       -----        --------     ---------     ------

1998
Net revenues.........................................       $   385,114  $    99,477  $    38,091  $      --    $   522,682
Segment profit (loss)................................            46,959       10,753        3,964      (19,566)      42,110
Total assets.........................................           314,954       21,055       26,269       34,336      396,614
Capital expenditures.................................             5,769         --          1,191        2,547        9,507
Depreciation and amortization........................            10,856          296        1,282        1,612       14,046

1997
Net revenues.........................................       $   243,045  $    46,366  $    16,643  $      --    $   306,054
Segment profit (loss)................................            29,365        4,828        1,605      (12,205)      23,593
Total assets.........................................           140,243       18,470       13,246       83,185      255,144
Capital expenditures.................................             6,302         --            615        1,620        8,537
Depreciation and amortization........................             4,801           49          482          966        6,298

1996
Net revenues.........................................       $   181,280  $    39,339  $     3,646  $      --    $   224,265
Segment profit (loss)................................            22,040        4,580           80      (10,809)      15,891
Total assets.........................................            81,818        4,223        4,620       24,651      115,312
Capital expenditures.................................             4,842         --            170          709        5,721
Depreciation and amortization........................             2,573         --            104        1,006        3,683


(1) All Other is comprised of Corporate general and administrative expenses and Corporate depreciation and amortization.

10.       BENEFIT PLANS

         The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $2,463, $1,305, and $2,237 in 1998, 1997 and 1996, respectively.

         The Company's stock-based compensation plans are fixed stock option plans. Under the 1998 Omnibus Stock Plan and the 1991 Incentive Stock Option Plan, the Company may grant options to its salaried officers and employees for up to 1,125,000 and 3,801,093 shares of common stock, respectively. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is normally five years. Generally all options, except those granted to certain key executives which have varied vesting schedules, vest 20 percent at date of grant and 20% per year over four years.

         Under a stock option plan adopted October 28, 1993, 90,000 shares are available for issuance to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

         Stock option activity is shown below:

                                                           1998                      1997                       1996
                                                 -----------------------   ------------------------  -------------------------
                                                               Weighted-                  Weighted-                 Weighted-
                                                                Average                    Average                   Average
                                                               Exercise                   Exercise                  Exercise
                                                    Shares       Price         Shares       Price        Shares       Price
                                                 -----------  -----------  -----------  -----------  ------------  ----------
Outstanding at beginning of year...............    1,590,840  $     10.25    1,474,796  $      6.26    1,273,815   $     5.06
Granted........................................    1,805,754        17.26      794,025        13.07      596,470         7.88
Exercised......................................     (337,211)       10.37     (537,506)        3.91     (334,087)        4.36
Canceled.......................................      (78,256)       15.35     (140,475)        8.71      (61,402)        7.49
                                                 -----------               -----------               -----------
Outstanding at end of year.....................    2,981,127        14.34    1,590,840        10.25    1,474,796         6.26
                                                 ===========               ===========               ===========
Exercisable at end of year.....................    1,379,802  $     12.92      880,680  $      9.89      736,170   $     4.53
                                                 ===========               ===========               ===========


         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                   Options Outstanding                                               Options Exercisable
      -----------------------------------------------------------------------------      ---------------------------------------
            Range of             Number        Weighted-Average                            Number
            Exercise         Outstanding at       Remaining        Weighted-Average        Exercisable at       Weighted-Average
             Prices         December 31, 1998  Contractual Life    Exercise Price        December 31, 1998       Exercise Price
      -------------------   -----------------  ----------------    ---------------       ------------------     ----------------
      $   6.78 to    8.68          504,037       1.9   years         $     7.22              365,050            $       7.30
         10.17 to   14.13        1,638,437       4.3   years              13.35              784,627                   12.81
         15.25 to   18.25          279,750       4.5   years              16.06               27,150                   17.29
         19.50 to   23.50          558,903       4.2   years              22.84              202,975                   22.88
                               -----------                                               -----------
      $   6.78 to   23.50        2,981,127       3.9   years         $    14.34            1,379,802            $      12.92
                               ===========                                               ===========

         For financial statement reporting purposes, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                                                    Year Ended December 31
                                                                                   ------------------------
                                                                            1998            1997            1996
                                                                            ----            ----            ----

     Net income ........................................................  $ 14,133    $    12,049     $    9,032
     Basic earnings per share...........................................      0.75           0.69           0.61
     Diluted earnings per share.........................................      0.74           0.67           0.59

         The following table sets forth the fair value of each option grant using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

                                                                           Year Ended December 31
                                                                           ----------------------
                                                                  1998            1997            1996
                                                                  ----            ----            ----

Fair value per option......................................  $      7.83    $      3.95    $      2.72
Risk-free interest rate....................................         4.66%          5.51%          6.36%
Dividend yield  ...........................................            0%             0%             0%
Expected volatility........................................         0.48           0.48           0.49
Expected life (in years)...................................          4-5            5-6            5-6


11.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $23,745, $13,456 and $9,361 for the years ended December 31, 1998, 1997 and 1996, respectively. Approximate future minimum lease payments under all non-cancelable operating leases are as follows:

Year Ended
December 31

1999 ....................................................................$   12,017
2000 ....................................................................     9,196
2001 ....................................................................     7,825
2002 ....................................................................     6,363
2003 ....................................................................     3,056
Thereafter...............................................................     7,707

The Company leases certain of its operating facilities from a real estate investment trust in which the Company's chairman and another director are members of the trust's board of directors. The lease commenced in October 1998 and extends through 2009. Lease payments to the trust approximated $183 in 1998. Annual rentals, included in the future minimum rental amounts above, are estimated to be approximately $750, subject to annual increases based on the consumer price index.

12.      QUARTERLY DATA (UNAUDITED)

                                                        First        Second        Third       Fourth
                                                       Quarter       Quarter      Quarter      Quarter       Total
                                                       -------       -------      -------      -------       -----
1998
Net revenues...................................     $   105,938  $   129,595  $   141,066  $   146,083  $   522,682
Facility and program contribution..............          14,060       17,986       20,428       21,406       73,880
Net income.....................................           3,837        4,256        5,605        5,768       19,466
Basic earnings per share.......................            0.21         0.23         0.30         0.30         1.04
Diluted earnings per share.....................            0.19         0.21         0.27         0.27         0.94

1997
Net revenues...................................     $    64,867  $    69,990  $    76,945  $    94,252  $   306,054
Facility and program contribution..............           8,596        8,681       10,939       12,797       41,013
Net income.....................................           2,607        2,887        3,662        3,821       12,977
Basic earnings per share.......................            0.17         0.17         0.20         0.21         0.75
Diluted earnings per share.....................            0.17         0.16         0.19         0.20         0.72