Form 10-K/A
period 1998-12-31
RES CARE INC /KY/
filed 1999-04-30
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the section entitled "Proposal Two-Election of Directors" on pages 98 through 111 of the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 333-75875) filed on April 8, 1999. The Proxy Statement/Prospectus will be used in conjunction with the Registrant's Annual Meeting of Stockholders to be held on June 14, 1999.

================================================================================

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RES-CARE, INC



Date:   April 30, 1999             By: /s/ Ronald  G. Geary
                                       -----------------------------------------
                                       Ronald G. Geary
                                       Chairman of the Board, President and
                                         Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                          Title                               Date
             ---------                          -----                               ----


/s/ Ronald G. Geary               Chairman of the Board, President, Chief       April 30, 1999
---------------------------       Executive Officer and Director
Ronald G. Geary                   (Principal Executive Officer)



/s/ E. Halsey Sandford            Senior Executive and Director                 April 30, 1999
---------------------------
E. Halsey Sandford


/s/ Ralph G. Gronefeld, Jr.       Executive Vice President,                     April 30, 1999
---------------------------       Finance and Administration and
Ralph G. Gronefeld, Jr.           Chief Financial Officer
                                  (Principal Financial Officer)


/s/ James R. Fornear                   Director                                 April 30, 1999
---------------------------
James R. Fornear


/s/ Seymour L. Bryson                  Director                                 April 30, 1999
---------------------------
Seymour L. Bryson


/s/ W. Bruce Lunsford                  Director                                 April 30, 1999
---------------------------
W. Bruce Lunsford


/s/ Spiro B. Mitsos                    Director                                 April 30, 1999
---------------------------
Spiro B. Mitsos

/s/ Olivia F. Kirtley                  Director                                 April 30, 1999
---------------------------
Olivia F. Kirtley