Form 10-Q
period 1999-03-31
RES CARE INC /KY/
filed 1999-05-14
CIK 776325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from___________________to ___________________


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

The number of shares outstanding of the registrant's common stock, no par value, as of April 30, 1999 was 19,026,214.

                                      INDEX


                                                                                                           PAGE
PART I.       FINANCIAL INFORMATION                                                                       NUMBER

Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998                                                                  2

              Condensed Consolidated Statements of Income for the three
                      months ended March 31, 1999 and 1998                                                   3

              Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 1999 and 1998                                             4

              Notes to Condensed Consolidated Financial Statements                                           5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                          8

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                     14

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                             15

Item 5.       Other Information                                                                             15

Item 6.       Exhibits and Reports on Form 8-K                                                              15

              Index to Exhibits                                                                             16

              Signatures                                                                                    17


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    March 31   December 31
                                                                                      1999         1998
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  16,344    $  18,939
     Accounts and notes receivable, net                                              126,873       99,454
     Inventories                                                                         673          683
     Deferred income taxes                                                             7,386        6,997
     Prepaid expenses and other current assets                                         3,263        3,409
                                                                                   ---------    ---------
                Total current assets                                                 154,539      129,482
                                                                                   ---------    ---------
Property and equipment, net                                                           64,305       64,129
Excess of acquisition cost over net assets acquired, net                             176,861      173,949
Other assets                                                                          25,709       29,054
                                                                                   ---------    ---------
                                                                                   $ 421,414    $ 396,614
                                                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                        $  21,103    $  22,924
     Accrued expenses                                                                 40,351       33,349
     Accrued income taxes                                                              6,397        5,597
     Current portion of long-term debt                                                 2,931        4,019
                                                                                   ---------    ---------
                Total current liabilities                                             70,782       65,889
                                                                                   ---------    ---------
Long-term liabilities                                                                  5,909        6,340
Long-term debt                                                                       213,066      193,282
Deferred income taxes                                                                     --        1,658
                                                                                   ---------    ---------
                Total liabilities                                                    289,757      267,169
                                                                                   ---------    ---------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                                     --           --
     Common stock                                                                     41,678       41,678
     Additional paid-in capital                                                       16,736       16,348
     Retained earnings                                                                76,329       74,523
                                                                                   ---------    ---------
                                                                                     134,743      132,549
     Less cost of common shares in treasury                                           (3,086)      (3,104)
                                                                                   ---------    ---------
                Total shareholders' equity                                           131,657      129,445
                                                                                   ---------    ---------
                                                                                   $ 421,414    $ 396,614
                                                                                   =========    =========

     See accompanying notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          Three Months Ended
                                                                              March 31
                                                                          1999         1998

Net revenues                                                           $ 150,492    $ 105,938

Facility and program expenses                                            129,655       91,878
Operating expenses:
     Corporate general and administrative                                  4,286        4,055
     Depreciation and amortization                                         3,696        2,470
     Loss on sale of assets                                                    4            9
                                                                       ---------    ---------
         Total operating expenses                                          7,986        6,534
                                                                       ---------    ---------
         Total facility, program and operating expenses                  137,641       98,412
                                                                       ---------    ---------
Operating income                                                          12,851        7,526

Other expenses (income):
     Interest expense                                                      3,248        1,958
     Interest income                                                        (205)        (724)
                                                                       ---------    ---------
         Total other expenses, net                                         3,043        1,234
                                                                       ---------    ---------
Income before income taxes                                                 9,808        6,292
     Income tax expense                                                    4,070        2,455
                                                                       ---------    ---------
Income before cumulative effect of accounting change                       5,738        3,837
Cumulative effect of accounting change, net of tax benefit of $2,226      (3,932)          --
                                                                       ---------    ---------
Net income                                                             $   1,806    $   3,837
                                                                       =========    =========

Income per share data:
     Basic earnings per share before cumulative
          effect of accounting change                                  $    0.30    $    0.21
     Cumulative effect of accounting change, net of tax                    (0.21)          --
                                                                       ---------    ---------
         Basic earnings per share                                      $    0.09    $    0.21
                                                                       =========    =========

     Diluted earnings per share before cumulative
          effect of accounting change                                  $    0.26    $    0.19
     Cumulative effect of accounting change, net of tax                    (0.15)          --
                                                                       ---------    ---------
         Diluted earnings per share                                    $    0.11    $    0.19
                                                                       =========    =========

Weighted average shares used in per share calculations:
     Basic earnings per share                                             18,929       18,615
     Diluted earnings per share                                           26,684       25,429

     See accompanying notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31
                                                          1999         1998


Cash used in operating activities                       $(12,087)   $ (1,236)

Cash flows from investing activities:
     Purchase of property and equipment                   (1,882)     (1,786)
     Acquisitions of businesses, net of cash acquired     (7,120)    (88,638)
     Other                                                    --        (388)
                                                        --------    --------
         Cash used in investing activities                (9,002)    (90,812)
                                                        --------    --------

Cash flows from financing activities:
     Net borrowings under notes payable to bank           20,012      40,953
     Repayments of notes payable                          (1,813)       (527)
     Proceeds received from exercise of stock options        295       1,243
                                                        --------    --------
         Cash provided by financing activities            18,494      41,669
                                                        --------    --------

Decrease in cash and cash equivalents                   $ (2,595)   $(50,379)
                                                        ========    ========







     See accompanying notes to condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)

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

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim period have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                  For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.           LONG-TERM DEBT

                  Long-term debt consists of the following:



                                                     March 31  December 31
                                                       1999        1998
                                                        (In thousands)

Revolving credit facility with banks                 $ 79,012   $ 59,000
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,648 and $2,765 in
     1999 and 1998                                    106,712    106,595
5.9% convertible subordinated notes due 2005           22,000     22,000
Notes payable                                           8,249      9,680
Other                                                      24         26
                                                     --------   --------
                                                      215,997    197,301
     Less current portion                               2,931      4,019
                                                     --------   --------
                                                     $213,066   $193,282
                                                     ========   ========


NOTE 3.           EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share:


                                                        Three Months Ended
                                                             March 31
                                                          1999      1998
                                                          (In thousands)
Income available to shareholders for basic
     earnings per share                                 $ 1,806   $ 3,837
Interest expense, net of income tax effect,
     on convertible subordinated notes                    1,230     1,109
                                                        -------   -------
Income available to shareholders after assumed
     conversion of convertible subordinated notes       $ 3,036   $ 4,946
                                                        =======   =======
Weighted average common shares used in
     basic earnings per share                            18,929    18,615
Effect of dilutive securities:
     Stock options                                        1,089       810
     Convertible subordinated notes                       6,666     6,004
                                                        -------   -------
Weighted average common shares and dilutive potential
     common shares used in diluted earnings per share    26,684    25,429
                                                        =======   =======


                  On May 12, 1998, at its annual meeting, the Company's Board of Directors declared a 3-for-2 stock split, payable to shareholders of record at the close of business on May 22, 1998. All 1998 shares outstanding and per share amounts have been restated to reflect the stock split.

NOTE 4.           ACCOUNTING CHANGE

                  Effective January 1, 1999, the Company adopted the provisions of Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all costs of start-up activities and organization costs be expensed as incurred. Adoption of SOP 98-5 also required the write-off of the unamortized value of such costs previously capitalized. The write-off of $3.9 million ($0.21 per basic share and $0.15 per diluted share), net of tax, is reflected in the consolidated statement of income as the cumulative effect of an accounting change. Exclusive of the cumulative effect adjustment, the effect of adopting SOP 98-5 on income before income taxes and net income for the first quarter of 1999 was determined to be immaterial.

NOTE 5.           SEGMENT INFORMATION

                  The following table sets forth information about reportable segment profit or loss and segment assets.


                                                                                  Other
                                                        Disabilities    Job       Youth        All    Consolidated
As of and for the quarter ended March 31:                 Services     Corps     Services     Other(1)   Totals
-----------------------------------------                 --------     -----     --------     -----      ------
                                                                              (in thousands)
1999
Net revenues                                              $ 106,735   $ 31,074   $ 12,683   $     --    $150,492
Segment profit (loss)                                        13,028      3,216      1,200     (4,593)     12,851
Total assets                                                324,456     30,042     27,572     39,344     421,414

1998
Net revenues                                              $  79,844   $ 18,603   $  7,491    $    --    $105,938
Segment profit (loss)                                         8,914      2,138        789     (4,315)      7,526

(1) All Other is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

         Total assets for the Job Corps segment increased by approximately $9 million at March 31, 1999 versus the amount reported in the December 31, 1998 annual report due principally to an increase in accounts receivable related to delays in payment from the Department of Labor.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         During the first quarter of 1999, the Company completed three acquisitions and added two new contracts representing programs and facilities serving approximately 1,500 individuals with special needs. As a result of these transactions and a full quarter of operations for 1998 acquisitions, the Company achieved record revenues during the first quarter of 1999. Total net revenues in 1999 increased 42%, or $44.6 million, to $150.5 million compared to $105.9 million in 1998. Income before the cumulative effect of an accounting change increased 50% over 1998. These increases represent continued progress in the Company's efforts to improve results by expanding operations and improving quality. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 34%, or $26.9 million, to $106.7 million in the first quarter of 1999 compared to $79.8 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from programs added during 1998. Disabilities services facility and program expenses in the first quarter of 1999 increased 31%, or $21.7 million, to $90.7 million compared to $69.0 million in 1998. Of the increase, $15.1 million, or 70%, was due to payroll and payroll-related expenses associated primarily with the new facilities and programs that were operational in 1999 compared to 1998. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.5% in 1998 to 85.0% in 1999. Overall segment profit increased 46% over 1998 due principally to the volume and efficiencies achieved through the 1998 acquisitions.

         Job Corps Program

         Job Corps net revenues in 1999 increased 67%, or $12.5 million, to $31.1 million compared to $18.6 million in 1998. Additionally, segment profit increased 50%, or $1.1 million, from 1998 to 1999. The increases in both revenues and profitability resulted primarily from the addition of the contract to manage the Earle C. Clements Job Corps center commencing in the second quarter of 1998.

         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services net revenues in 1999 increased 69%, or $5.2 million, to $12.7 million compared to $7.5 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from programs added during 1998. Segment profit increased 52% from $789,000 in 1998 to $1.2 million in 1999 also as a result of the acquisitions and improvements realized in operations started in 1998.

         Corporate Expenses

         Corporate general and administrative expenses increased 6%, or $231,000, in the first quarter of 1999 compared to 1998. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in 1999 decreased as a percentage of total net revenues to 2.8% from 3.8% in 1998.

         Interest expense in 1999 increased $1.3 million to $3.2 million compared to $1.9 million for 1998. The increase resulted primarily from interest on the convertible subordinated notes issued in March 1998 (in an acquisition) as well as borrowings under the Company's credit facility. Interest income in 1999 decreased $519,000 to $205,000 from $724,000 for 1998. This decrease was due primarily to the use of the proceeds from the issuance of the convertible subordinated notes for acquisitions in early 1998.

         Income taxes increased to $4.1 million in 1999 compared to $2.5 million in 1998, and reflect effective tax rates of 41.5% and 39.0%, respectively.

         Effective January 1, 1999, the Company adopted the provisions of Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all costs of start-up activities and organization costs be expensed as incurred. Adoption of SOP 98-5 also required the write-off of the unamortized value of such costs previously capitalized. The write-off of $3.9 million ($0.21 per basic share and $0.15 per diluted share), net of tax, is reflected in the consolidated statement of income as the cumulative effect of an accounting change. Exclusive of the cumulative effect adjustment, the effect of adopting SOP 98-5 on income before income taxes and net income for the first quarter of 1999 was determined to be immaterial.

         LIQUIDITY AND CAPITAL RESOURCES

         In the first three months of 1999, cash used in operating activities was $12.1 million compared to $1.2 million in the first three months of 1998, an increase of $10.9 million, due primarily to the growth in accounts receivable. The increase in accounts receivable is primarily related to delays in payment from certain state Medicaid programs and the Department of Labor as well as the integration of acquired operations.

         In the first three months of 1999, cash used in investing activities was $9.0 million compared to $90.8 million in the first three months of 1998, a decrease of $81.8 million, due primarily to the acquisition of Normal Life, Inc. in March 1998.

         In the first three months of 1999, cash provided by financing activities was $18.5 million compared to $41.7 million in the first three months of 1998, a decrease of $23.2 million, due primarily to long-term borrowings for the Normal Life and other acquisitions during the first quarter of 1998, offset by the borrowings necessary in 1999 to fund working capital needs during the first quarter of 1999 as a result of the growth in accounts receivable noted above.

         At March 31, 1999, the Company had $116.5 million available on its line-of-credit and $16.3 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $4.5 million issued in connection with workers' compensation insurance and certain facility leases.

         Net days revenue in accounts receivable was 76 days at March 31, 1999, compared to 63 days at December 31, 1998. The increase is primarily related to delays in payment from certain state Medicaid programs as well as the Department of Labor. During April 1999, the Company's collection efforts improved with the receipt of a substantial portion of past due accounts from the Department of Labor as well as significant progress in the collection of overdue amounts in its disabilities services division.

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

         Information Systems: The Company has completed its initial assessment of the capability of its information systems to meet Year 2000 processing requirements. Based on this assessment, the Company has determined that it will be required to modify or replace certain portions of its information systems. The Company will be focusing a significant portion of its internal remediation efforts on the aspects of information systems that affect revenue generation. Currently, the Company utilizes certain purchased software to monitor accounts receivable and generate a portion of its billings to third party payors. The Company also utilizes software supplied by certain states or their contracted third party vendors to electronically generate its billings to third party payors. It is the intention of management to upgrade its accounts receivable and billing system beginning in the second quarter of 1999 with an estimated completion date in the third quarter of 1999. In addition to this upgrade, management is in the process of acquiring a Year 2000 compliant software program which will be utilized to generate substantially all invoices electronically and monitor accounts receivable. The estimated completion date for installation and testing of this billing system is October 31, 1999. The Company has completed the requisite upgrades to its general ledger and payroll systems in order for those systems to be compliant. Substantially all desktop computers, network devices and related software have been tested and those found to be noncompliant have been replaced. The Company plans to rely principally on its own staff resources for Year 2000 remediation of its information systems.

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

         Third Party Relationships: The Company continues to assess the Year 2000 compliance capability of its significant third party payors and vendors. Because a substantial portion of the Company's revenues are derived from Medicaid programs, to the extent that certain federal and state governmental agencies are noncompliant, the Company's cash flows, liquidity and financial condition could be adversely affected. The Health Care Financing Administration has issued guidance requiring state Medicaid agencies to certify that the state's Medicaid Management Information Systems, and mission-critical interfaces, are Year 2000 compliant by March 30, 1999. The Company has received representations from its third party payroll processor, as well as its significant relationship banks, that their systems will be Year 2000 compliant. There can be no assurance that the systems of these third parties will be compliant and will not have an adverse effect on the Company's operations. An inventory of significant third party payors and vendors is in process, and questionnaires were mailed during March 1999 requesting representations regarding their Year 2000 readiness. The Company anticipates completing its assessment and any necessary actions by the end of the third quarter of 1999.

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

         Cost of Plan

         The total cost of modifying and replacing information systems is currently expected to range from $3 million to $4 million. Certain of these costs will be capitalized and amortized over a three to five year period. Other costs to remediate the Year 2000 issue will be expensed as incurred. The most significant portion of the total estimated cost (generally attributable to replacement equipment) is being leased under an operating lease over a base term of 60 months. At March 31, 1999, the Company had deployed replacement equipment with a value of approximately $2.4 million under this operating lease. The total cost of modifying and replacing medical equipment and physical facility components is not expected to be material. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations or liquidity. The costs of the project and the date on which the Company believes that it will substantially complete the Year 2000 modifications are based on management's best estimates using information currently available. Actual results could differ from those estimates.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On April 5, 1999, the Company announced that it signed a definitive agreement in which PeopleServe, Inc. will merge with the Company. PeopleServe, headquartered in Dublin, Ohio, is one of the largest privately held providers of services to persons with developmental disabilities, with operations in 12 states and Washington, D.C., and revenues of approximately $184 million for the year ended December 31, 1998 and $50 million for the three months ended March 31, 1999. PeopleServe was founded in 1979 and serves approximately 4,300 individuals in community-based settings, including group homes and supported living. Other services include supported employment and day habilitation programs. The transaction is expected to be accounted for as a pooling-of-interests.

         Under the terms of the agreement, the Company will exchange between approximately 4.7 million and 5.8 million shares of its common stock for all of the ownership interests of PeopleServe under a formula based upon the market price of the Company stock prior to closing. The merger is subject to approval of the shareholders of both companies as well as regulatory and other customary approvals. The Boards of Directors of both companies have approved the transaction and it is expected to be completed no later than the third quarter of 1999. Vincent D. Pettinelli, chairman and one of the founders of PeopleServe, will join the Board of Directors of the Company, bringing the number of Board members to eight.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibits:

                2.1  Agreement and Plan of Merger by and
                     among Res-Care, Inc., Res-Care Sub, Inc. and
                     PeopleServe, Inc. Appendix A to the Company's Registration Statement on Form S-4 (Reg. No. 333-75875) is hereby incorporated by reference.

                27.1 Financial Data Schedule - March 31, 1999

                27.2 Financial Data Schedule - March 31, 1998 (Restated)

         (b)         Reports on Form 8-K:

                     (i) On April 5, 1999, the Company filed a Report on Form 8-K to report that the Company had entered into an Agreement and Plan of Merger with PeopleServe, Inc.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------


  3.1 Agreement and Plan of Merger by and among Res-Care, Inc., Res-Care Sub, Inc. and PeopleServe, Inc. Appendix A to the Company's Registration Statement on Form S-4 (Reg. No. 333-75875) is hereby incorporated by reference.

 27.1    Financial Data Schedule - March 31, 1999

 27.2    Financial Data Schedule - March 31, 1998 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date:  May 14, 1999
       ------------
                                By: /s/ Ronald G. Geary
                                    ------------------------------------
                                    Ronald G. Geary
                                    Chairman, President and
                                    Chief Executive Officer




Date:  May 14, 1999
       ------------
                                By: /s/ Ralph G. Gronefeld, Jr.
                                    ------------------------------------
                                    Ralph G. Gronefeld, Jr.
                                    Executive Vice President of Finance &
                                    Administration and Chief Financial Officer