Form 10-Q
period 1999-06-30
RES CARE INC /KY/
filed 1999-08-16
CIK 776325

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ----------------------  ---------------


                         Commission File Number: 0-20372
                              --------------------

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

The number of shares outstanding of the registrant's common stock, no par value, as of July 31, 1999, was 24,301,149.

===============================================================================

                                      INDEX

                                                                                          PAGE
PART I.       FINANCIAL INFORMATION                                                      NUMBER
Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 1999
                      and December 31, 1998..........................................       2

              Condensed Consolidated Statements of Income for the three
                      months ended June 30, 1999 and 1998 and
                      six months ended June 30, 1999 and 1998........................       3

              Condensed Consolidated Statements of Cash Flows for the
                      six months ended June 30, 1999 and 1998........................       4

              Notes to Condensed Consolidated Financial Statements...................       5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................       9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk..............      17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................      17

Item 4.       Submission of Matters to a Vote of Security Holders....................      18

Item 5.       Other Information......................................................      19

Item 6.       Exhibits and Reports on Form 8-K.......................................      20

              Index to Exhibits......................................................      21

              Signatures.............................................................      22

                                       1

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                June 30        December 31
                                                                  1999            1998
                                                               ---------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  19,659       $  19,956
     Accounts and notes receivable, net                          147,308         132,707
     Refundable income taxes                                       5,896             100
     Deferred income taxes                                        12,272           9,257
     Prepaid expenses and other current assets                     6,131           5,307
                                                               ---------       ---------
                Total current assets                             191,266         167,327
                                                               ---------       ---------
Property and equipment, net                                       94,210          90,053
Excess of acquisition cost over net assets acquired, net         221,762         213,723
Other assets                                                      27,003          35,005
                                                               ---------       ---------
                                                               $ 534,241       $ 506,108
                                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                    $  27,633       $  32,757
     Accrued expenses                                             59,242          42,764
     Accrued income taxes                                             --           3,637
     Current portion of long-term debt                             4,870           7,080
                                                               ---------       ---------
                Total current liabilities                         91,745          86,238
                                                               ---------       ---------
Long-term liabilities                                             11,750          11,943
Long-term debt                                                   278,009         251,682
Deferred income taxes                                                240           1,658
                                                               ---------       ---------
                Total liabilities                                381,744         351,521
                                                               ---------       ---------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                 --              --
     Common stock                                                 50,866          50,866
     Additional paid-in capital                                   33,648          31,353
     Retained earnings                                            72,234          76,722
                                                               ---------       ---------
                                                                 156,748         158,941
     Less cost of common shares in treasury                       (4,251)         (4,354)
                                                               ---------       ---------
                Total shareholders' equity                       152,497         154,587
                                                               ---------       ---------
                                                               $ 534,241       $ 506,108
                                                               =========       =========




See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                            -------------------------       -------------------------
                                                               1999           1998            1999             1998
                                                            ---------       ---------       ---------       ---------
Net revenues                                                $ 208,490       $ 174,732       $ 408,673       $ 323,932

Facility and program expenses                                 178,735         151,036         350,533         280,822
                                                            ---------       ---------       ---------       ---------
Facility and program contribution                              29,755          23,696          58,140          43,110

Operating expenses (income):
     Corporate general and administrative                       8,225           7,215          16,008          13,490
     Depreciation and amortization                              5,389           4,652          10,475           8,018
     Merger-related charge                                     20,498              --          20,498              --
     Other income                                                 (46)            (28)            (41)            (19)
                                                            ---------       ---------       ---------       ---------
         Total operating expenses                              34,066          11,839          46,940          21,489
                                                            ---------       ---------       ---------       ---------

Operating income (loss)                                        (4,311)         11,857          11,200          21,621
Interest, net                                                   4,663           3,640           8,834           5,655
                                                            ---------       ---------       ---------       ---------
Income (loss) from continuing operations
     before income taxes                                       (8,974)          8,217           2,366          15,966
Income tax expense (benefit)                                   (2,013)          3,218           2,717           6,311
                                                            ---------       ---------       ---------       ---------
Income (loss) from continuing operations                       (6,961)          4,999            (351)          9,655

Gain from sale of unconsolidated affiliate, net of tax            534              --             534              --
Cumulative effect of accounting change, net of tax                 --              --          (3,932)             --
                                                            ---------       ---------       ---------       ---------
Net income (loss)                                           $  (6,427)      $   4,999       $  (3,749)      $   9,655
                                                            =========       =========       =========       =========

Basic earnings (loss) per share from
     continuing operations                                  $   (0.29)      $    0.21       $   (0.01)      $    0.40
Gain from sale of unconsolidated affiliate, net of tax           0.02              --            0.02              --
Cumulative effect of accounting change, net of tax                 --              --           (0.16)             --
                                                            ---------       ---------       ---------       ---------
Basic earnings (loss) per share                             $   (0.27)      $    0.21       $   (0.15)      $    0.40
                                                            =========       =========       =========       =========

Diluted earnings (loss) per share from
     continuing operations                                  $   (0.29)      $    0.20       $   (0.01)      $    0.39
Gain from sale of unconsolidated affiliate, net of tax           0.02              --            0.02              --
Cumulative effect of accounting change, net of tax                 --              --           (0.16)             --
                                                            ---------       ---------       ---------       ---------
Diluted earnings (loss) per share                           $   (0.27)      $    0.20       $   (0.15)      $    0.39
                                                            =========       =========       =========       =========

Weighted average number of common shares:
     Basic                                                     24,218          23,944          24,173          23,880
     Diluted                                                   24,218          31,380          24,173          31,007

See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                     June 30
                                                           -------------------------
                                                             1999            1998
                                                           ---------       ---------
Cash provided by (used in) operating activities            $    (371)      $  13,800

Cash flows from investing activities:
     Purchase of property and equipment                       (6,680)         (5,967)
     Acquisitions of businesses, net of cash acquired        (13,098)        (93,122)
     Other                                                        --          (3,544)
                                                           ---------       ---------
         Cash used in investing activities                   (19,778)       (102,633)
                                                           ---------       ---------

Cash flows from financing activities:
     Net borrowings (repayments) under notes payable
         to bank                                              47,414          46,832
     Repayments of notes payable                             (29,173)         (1,397)
     Proceeds received from exercise of stock options          1,611           1,880
                                                           ---------       ---------
         Cash provided by financing activities                19,852          47,315
                                                           ---------       ---------

 Decrease in cash and cash equivalents                     $    (297)      $ (41,518)
                                                           =========       =========













See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth. These services have in the past traditionally been provided by state and local government agencies and not-for-profit organizations.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                  For further information, refer to the consolidated financial statements and footnotes thereto in ResCare's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  MERGER

                  On June 28, 1999, ResCare completed a merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In the merger, the Company issued a total of 5.2 million common shares. The merger has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements for all periods presented have been restated to include the combined financial results of ResCare and PeopleServe. For further information regarding the merger, refer to the Company's final Proxy Statement/Prospectus dated May 3, 1999 as filed with the Securities and Exchange Commission. Reference is also made to Item 5 of this Report which contains restated quarterly financial information for all interim periods in 1998 and the first quarter of 1999.

                  The operating results of the separate companies were as follows:

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30                      June 30
                                                                  1999           1998            1999           1998
                                                               ---------       ---------       ---------       ---------
                                                                               (In thousands)
Net revenues:
     ResCare ............................                      $ 157,644       $ 129,595       $ 308,136       $ 235,533
     PeopleServe ........................                         50,846          45,137         100,537          88,399
                                                               ---------       ---------       ---------       ---------
                                                               $ 208,490       $ 174,732       $ 408,673       $ 323,932
                                                               =========       =========       =========       =========
Income (loss) from continuing operations:
     ResCare ............................                      $   6,133       $   4,256       $  11,871       $   8,093
     PeopleServe ........................                            561             743           1,433           1,562
     Merger-related charge, net of tax ..                        (13,655)             --         (13,655)             --
                                                               ---------       ---------       ---------       ---------
                                                               $  (6,961)      $   4,999       $    (351)      $   9,655
                                                               =========       =========       =========       =========
Net income (loss):
     ResCare ............................                      $   6,667       $   4,256       $   8,473       $   8,093
     PeopleServe ........................                            561             743           1,433           1,562
     Merger-related charge, net of tax ..                        (13,655)             --         (13,655)             --
                                                               ---------       ---------       ---------       ---------
                                                               $  (6,427)      $   4,999       $  (3,749)      $   9,655
                                                               =========       =========       =========       =========


                  In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999. This consists primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs.

NOTE 3.  LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                                    June 30           December 31
                                                                                     1999                1998
                                                                                ---------------    ------------
                                                                                         (In thousands)

Revolving credit facilities with banks.................................         $       134,607    $         87,193
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,531 and $2,765 in
     1999 and 1998.....................................................                 106,829             106,595
5.9% convertible subordinated notes due 2005...........................                  22,000              22,000
Notes payable..........................................................                  11,455              24,340
Obligations under capital leases.......................................                   7,966              18,608
Other..................................................................                      22                  26
                                                                                ---------------    ----------------
                                                                                        282,879             258,762
     Less current portion..............................................                   4,870               7,080
                                                                                ---------------    ----------------
                                                                                $       278,009    $        251,682
                                                                                ===============    ================

                  On June 28, 1999, the Company amended its credit agreement with a group of banks to permit the merger with PeopleServe and amend certain financial covenants.

NOTE 4.  EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                               Three Months Ended            Six Months Ended
                                                                     June 30                      June 30
                                                           --------------------------   ---------------------------
                                                               1999           1998          1999           1998
                                                           ------------  ------------   ------------   ------------
                                                                                 (In thousands)
Income (loss) available to shareholders for
     basic earnings per share...........................   $     (6,961) $      4,999   $       (351)  $      9,655
Interest expense, net of income tax effect,
     on convertible subordinated notes..................             --         1,309             --          2,437
                                                           ------------  ------------   ------------   ------------
Income (loss) available to shareholders after
     assumed conversion of convertible
     subordinated notes.................................   $     (6,961) $      6,308   $       (351)  $     12,092
                                                           ============  ============   ============   ============
Weighted average number of common shares
     used in basic earnings per share...................         24,218        23,944         24,173         23,880
Effect of dilutive securities:
     Stock options  ....................................             --           770             --            790
     Convertible subordinated notes.....................             --         6,666             --          6,337
                                                           ------------  ------------   ------------   ------------
Weighted average number of common shares
     and dilutive potential common shares used
     in diluted earnings per share......................         24,218        31,380         24,173         31,007
                                                           ============  ============   ============   ============

              The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                                                           Convertible                Stock
                                                                       Subordinated Notes            Options
                                                                       ------------------            -------
                                                                                       (In thousands)
Six months ended June 30, 1999..........................                     6,666                      987
Three months ended June 30, 1999........................                     6,666                      882

NOTE 5.  ACCOUNTING CHANGE

                  Effective January 1, 1999, the Company adopted the provisions of Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all costs of start-up activities and organization costs be expensed as incurred. Adoption of SOP 98-5 also required the write-off of the unamortized value of such costs previously capitalized. The write-off of $3.9 million ($0.16 per basic share and $0.12 per diluted share, using the weighted average common shares for the first quarter of 1999), net of tax, is reflected in the consolidated statement of income as the cumulative effect of an accounting change. The effect of adopting SOP 98-5 on income before income taxes and net income for the second quarter of 1999 was determined to be immaterial.

NOTE 6.  SEGMENT INFORMATION

         The following table sets forth information about reportable segment profit or loss.


                                                                                          Other
                             Disabilities       Job         Youth           All        Consolidated
QUARTER ENDED JUNE 30:         Services        Corps       Services       Other (1)       Totals
----------------------         --------        -----       --------       ---------       ------
                                                     (In thousands)
1999
Net revenues ............      $162,847      $ 32,709      $ 12,934      $     --       $208,490
Segment profit (loss) ...        19,729         3,290         1,702        (8,534)        16,187

1998
Net revenues ............      $141,786      $ 24,015      $  8,931      $     --       $174,732
Segment profit (loss) ...        15,824         2,620           984        (7,571)        11,857

SIX MONTHS ENDED JUNE 30:

1999
Net revenues ............      $319,273      $ 63,783      $ 25,617      $     --       $408,673
Segment profit (loss) ...        38,936         6,506         2,890       (16,634)        31,698

1998
Net revenues ............      $264,892      $ 42,618      $ 16,422      $     --       $323,932
Segment profit (loss) ...        29,202         4,758         1,773       (14,112)        21,621


(1) All Other is comprised of corporate general and administrative expenses and corporate depreciation and amortization. The merger-related charge recorded in the second quarter of 1999 is excluded from the calculation of segment loss for the 1999 periods presented.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Res-Care, Inc. (ResCare or the Company) receives revenues primarily from the delivery of residential, training, education and support services to populations with special needs. The Company has three reportable operating segments: (i) disabilities services; (ii) Job Corps program; and (iii) other youth services programs. Management's discussion and analysis of each segment follows.

MERGER AND ACQUISITIONS

         On June 28, 1999, ResCare completed a merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In the merger, ResCare issued a total of 5.2 million common shares in exchange for preferred stocks, common stock, and options and warrants which were issued and outstanding prior to the merger. The merger has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements and all financial information included herein have been restated to include the combined financial results of ResCare and PeopleServe. For further information regarding the merger, refer to the Company's final Proxy Statement/Prospectus dated May 3, 1999 as filed with the Securities and Exchange Commission.

         In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999. This consists primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through June 30, 1999, approximately $12.1 million of the charge had been utilized through $7.8 million in cash payments (principally severance and transaction costs) and $4.3 million in asset write-downs. The Company believes the remaining balance of accrued merger-related cost of $8.4 million at June 30, 1999 represents its remaining cash obligations and expects the balance to be substantially paid by the end of 1999.

         In addition to the PeopleServe transaction, during the second quarter of 1999, the Company's Division for Persons with Disabilities completed four acquisitions representing programs and facilities serving approximately 200 individuals with special needs. In total during the second quarter of 1999, the Division for Persons with Disabilities began serving nearly 4,400 new consumers.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         As a result of the transactions described above and a full quarter of operations for some 1998 acquisitions, the Company achieved record revenues during the second quarter of 1999. Total net revenues in 1999 increased 19%, or $33.8 million, to $208.5 million compared to $174.7 million in 1998. Net loss for the first quarter of 1999, including the merger-related charge, was $6.4 million, compared to net income of $5.0 million for the same period in 1998. Income from continuing operations before the merger-related charge increased 34% over 1998. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 15%, or $21.0 million, to $162.8 million in the second quarter of 1999 compared to $141.8 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from programs added during the last half of 1998. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.1% in 1998 to 85.0% in 1999. Overall segment profit increased 25%, or $3.9 million, over 1998 due principally to the volume and efficiencies achieved through the 1998 acquisitions.

         Job Corps Program

         Job Corps net revenues in 1999 increased 36%, or $8.7 million, to $32.7 million compared to $24.0 million in 1998. Additionally, segment profit increased 26%, or $670,000 from 1998 to 1999. The increases in both revenues and profitability resulted primarily from the addition of the contract to manage the Treasure Island Job Corps center commencing in the second quarter of 1999 and a full quarter of operating results from the Earle C. Clements Job Corps center contract awarded during the second quarter of 1998.

         Other Youth Services Programs

         Other youth services net revenues in 1999 increased 45%, or $4.0 million, to $12.9 million compared to $8.9 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from some programs added during 1998. Segment profit increased 73% from $1.0 million in 1998 to $1.7 million in 1999 also as a result of the acquisitions and improvements realized in operations acquired in 1998.

         Corporate Expenses

         Corporate general and administrative expenses increased 14%, or $1.0 million, in the second quarter of 1999 compared to 1998. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in 1999 decreased as a percentage of total net revenues to 3.9% from 4.1% in 1998.

         Interest expense in 1999 increased $900,000 to $4.9 million compared to $4.0 million for 1998. The increase resulted primarily from borrowings under the Company's credit facilities.

         As a result of the loss incurred for the first quarter of 1999 due primarily to the merger-related charge, the Company recorded an income tax benefit of $2.0 million in 1999 compared to tax expense of $3.2 million in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         In addition to the PeopleServe merger, during the first six months of 1999, the Company completed seven acquisitions and added two new contracts representing programs and facilities serving approximately 1,700 individuals with special needs. Total net revenues in 1999 increased 26%, or $84.8 million, to $408.7 million compared to $323.9 million in 1998. Net loss for the first half of 1999, including the merger-related charge, was $3.7 million, compared to net income of $9.6 million for the same period in 1998. Income from continuing operations before the merger-related charge increased 38% over 1998. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 21%, or $54.4 million, to $319.3 million in the first six months of 1999 compared to $264.9 million in 1998. Revenues increased primarily as a result of the effects of a full six months of operating results from programs added during the last half of 1998. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.5% in 1998 to 85.0% in 1999. Overall segment profit increased 33%, or $9.7 million, over 1998 due principally to the volume and efficiencies achieved through the 1998 acquisitions.

         Job Corps Program

         Job Corps net revenues in 1999 increased 50% to $63.8 million compared to $42.6 million in 1998. Additionally, segment profit increased 37%, or $1.7 million, from 1998 to 1999. The increases in both revenues and profitability resulted primarily from the addition of the contract to manage the Treasure Island Job Corps center commencing in the second quarter of 1999 and the addition of the Earle C. Clements Job Corps center contract awarded in the second quarter of 1998.

         Other Youth Services Programs

         Other youth services net revenues in 1999 increased 56%, or $9.2 million, to $25.6 million compared to $16.4 million in 1998. Revenues increased primarily as a result of the effects of a full six months of operating results from programs added during the last half of 1998. Segment profit increased 61% from $1.8 million in 1998 to $2.9 million in 1999 also as a result of the acquisitions and improvements realized in operations acquired in 1998.

         Corporate Expenses

         Corporate general and administrative expenses increased 19%, or $2.5 million, in the first six months of 1999 compared to 1998. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in salaries. Also contributing to the increase is the lease expense associated with the company-wide deployment of computer workstations in 1999 as part of the Company's Year 2000 remediation efforts. Corporate general and administrative expenses in 1999 decreased as a percentage of total net revenues to 3.9% from 4.2% in 1998.

         Interest expense in 1999 increased $2.6 million to $9.4 million compared to $6.8 million for 1998. The increase resulted primarily from interest on the convertible subordinated notes issued in the March 1998 acquisition of Normal Life, Inc. as well as borrowings under the Company's credit facilities. Interest income in 1999 decreased $600,000 to $500,000 from $1.1 million for 1998. This decrease was due primarily to the use of the proceeds from the issuance in late 1997 of the convertible subordinated notes.

         As a result of the loss incurred for the first half of 1999 due primarily to the merger-related charge, income tax expense decreased to $2.7 million in 1999 compared to $6.3 million in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first half of 1999, cash used in operating activities was $371,000 compared to cash provided of $13.8 million in the second half of 1998, a decrease of $14.2 million, due primarily to the increase in accounts receivable. This increase in accounts receivable is primarily related to delays in payment from certain state Medicaid programs as well as the time required for payments to commence in acquired operations.

         For the first half of 1999, cash used in investing activities was $19.8 million compared to $102.6 million in the second half of 1998, a decrease of $82.8 million. The decrease was due primarily to the Company's use of stock to finance its merger with PeopleServe and a corresponding reduction in cash financed acquisitions. Cash used in investing activities for the first half of 1998 includes funds used in the acquisition of Normal Life, Inc.

         For the first half of 1999, cash provided by financing activities was $19.9 million compared to $47.3 million in the second half of 1998, a decrease of $27.4 million, due primarily to long-term borrowings for the Normal Life and other acquisitions during the first quarter of 1998, offset by the borrowings necessary in 1999 to fund working capital needs primarily resulting from the increase in accounts receivable noted above.

         At June 30, 1999, the Company had $54.2 million available on its line-of-credit and $19.7 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $14.2 million issued in connection with workers' compensation insurance and certain facility leases.

         Net days revenue in accounts receivable was 64 days at June 30, 1999, compared to 61 days at December 31, 1998. The increase is primarily related to delays in payment from certain state Medicaid programs as well as the time required for payments to commence in acquired operations.

         The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. The Company believes that cash generated from operations and availability under its existing credit facility will continue to be sufficient to meet its working capital, planned capital expenditure, business acquisition and scheduled debt repayment requirements for at least the next twelve months.

         YEAR 2000 ISSUE

         Assessment and Remediation Plans

         In response to the Year 2000 issue, the Company established a task force to address Year 2000 issues in the following specific areas: (i) information systems; (ii) medical equipment and physical facilities; and (iii) third party relationships.

         Information Systems: The Company has completed its assessment of the capability of its information systems to meet Year 2000 processing requirements. Based on this assessment, the Company determined that it was required to modify or replace certain portions of its information systems. The Company has focused a significant portion of its internal remediation efforts on the aspects of information systems that affect revenue generation. Management has acquired and is installing a Year 2000 compliant software program which will be utilized to generate substantially all invoices electronically and monitor accounts receivable. A significant number of the Company's operations are currently utilizing the software and installation and testing for the remaining operations is expected to be completed by November 30, 1999.

         The Company has completed the requisite upgrades to its general ledger and payroll systems and believes these systems are currently Year 2000 compliant. Substantially all desktop computers, network devices and related software have been tested and those found to be noncompliant have been replaced. The Company plans to rely principally on its own staff resources for Year 2000 remediation of its information systems.

         Medical Equipment and Physical Facilities: The effort to identify potential Year 2000 problems within the Company's medical equipment and physical facilities is ongoing. Vendors, manufacturers and others with whom the Company conducts business, and where the interruption of such business could have a material adverse effect on the Company, have been contacted, and cost effective efforts are being made to remediate or minimize possible problems. The Company believes that it will be able to remediate any Year 2000 problems in its medical equipment and physical facilities sufficiently in advance of January 1, 2000. The target date for completing all such remedial measures is November 30, 1999. The Company presently believes that with appropriate and timely modifications and replacements, the Year 2000 issue will not pose significant operational problems for the Company. The Company plans to rely principally on its own staff resources for Year 2000 remediation of medical equipment and physical facilities.

         Third Party Relationships: The Company continues to assess the Year 2000 compliance capability of its significant third party payors and vendors. Because a substantial portion of the Company's revenues are derived from Medicaid programs, to the extent that certain federal and state and local governmental agencies are noncompliant, the Company's cash flows, liquidity and financial condition could be materially adversely affected. The Health Care Financing Administration has issued guidance requiring state Medicaid agencies to certify that the state's Medicaid Management Information Systems, and mission-critical interfaces, were Year 2000 compliant by March 31, 1999. The Company has received representations from its third party payroll processor, as well as its significant relationship banks, that their systems will be Year 2000 compliant. There can be no assurance that the systems of these third parties will be compliant and will not have a material adverse effect on the Company's operations. An inventory of significant third party payors and vendors is in process, and questionnaires were mailed during

March 1999 requesting representations regarding their Year 2000 readiness. The Company anticipates completing its assessment and any necessary actions by November 30, 1999.

         Contingency Plans

         The Company has not established a formal contingency plan to address failures in the Company's Year 2000 assessment and remediation plan. The Company's task force has completed plans for significant portions of the three areas described in this section, as well as other less significant areas within the Company. Contingency plans will be developed for any area of the Year 2000 remediation effort where such effort is incomplete, the consequence of a possible Year 2000 problem is materially adverse and a viable contingency plan is possible and economically reasonable. As the Company contacts third party reimbursement sources, it is developing contingency plans to receive temporary reimbursement in the event of system failures by these entities. The Company's contingency plans will also cover failures by suppliers and vendors. Further, each of the Company's operating units has plans to handle emergency situations such as a loss of utility services or supplies.

         Year 2000 Risk

         The Company believes the greatest risk posed by the Year 2000 issue is the timely reimbursement by third party governmental payors. Management believes that delays in the collection of accounts receivable potentially represent significant operational risk with respect to the Year 2000 issue. Should cash collections on accounts receivable from third party payors be significantly delayed, the Company's working capital could be materially adversely affected. Management continues to evaluate its financing needs, including needs arising from Year 2000 problems. While the Company could utilize its existing revolving credit facility to fund working capital needs, the Company could also be forced to seek additional external financing. Use of funding sources for working capital could also materially adversely affect plans to expand the Company's business through internally-generated growth or acquisitions. No assurance can be given that additional financing to support working capital, growth or acquisitions would be available to the Company. Further, in an environment of significant collection delays, the Company may elect to temporarily reduce its internal growth or acquisition activities.

         Effect of Merger with PeopleServe

         As part of the integration of the systems and facilities of PeopleServe with those of ResCare, the Company has addressed the Year 2000 issues of PeopleServe in the same three areas discussed above. The significant information systems of PeopleServe are being discontinued and the data is being incorporated into ResCare's information systems. Further, the medical equipment, physical facilities and third party relationships of PeopleServe have been assessed concurrently with those of ResCare. The Company presently believes that the merger with PeopleServe will not materially increase the Company's Year 2000 risks beyond those already described above. The cost of remediation efforts with respect to PeopleServe is not expected to be material.

         Cost of Plan

         The total cost of modifying and replacing information systems is currently expected to range from $3 million to $4 million. Certain of these costs will be capitalized and amortized over a three to five year period. Other costs to remediate the Year 2000 issue will be expensed as incurred. The most significant portion of the total estimated cost (generally attributable to replacement equipment) is being leased under an operating lease over a base term of 60 months. At June 30, 1999, the Company had deployed replacement equipment with a value of approximately $2.4 million under this operating lease. The total cost of modifying and replacing medical equipment and physical facility components is not expected to be material. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations or liquidity. The costs of the project and the date on which the Company believes that it will substantially complete the Year 2000 modifications are based on management's best estimates using information currently available. Actual results could differ from those estimates.

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

         Increases in the Company's future revenues depend significantly upon the success of these development activities, and in particular on the Company's ability to obtain licenses and other rights to provide services to the special needs populations it serves. Future revenues also depend on the Company's ability to delivery quality services, to maintain high levels of occupancy in its residential programs and high utilization levels in other programs, as well as to maintain and renew its existing services contracts and its existing leases. The Company actively seeks acquisitions of other companies, facilities and assets as a means of increasing the number of individuals served. Changes in the market for such business opportunities, including increased competition for and pricing of acquisition prospects, could also adversely affect the timing and/or viability of future development activities. Additionally, many of the Company's contracts to provide disabilities and youth services and to operate Job Corps centers are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies may adversely affect the Company's abilities to obtain and retain these contracts.

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

         The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force, and may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, strikes or work stoppages by certain of its employees represented by labor unions, the Company's future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care.

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

          From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

         In August 1998, with the approval of the State of Indiana, the Company relocated approximately 100 individuals from three of its larger facilities to community-based settings. In June 1999, the owner of these facilities filed suit against the Company in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment and seeking damages of approximately $54 million. Management believes that this lawsuit is without merit and will defend it vigorously. The Company does not believe the ultimate resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleges that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. The Company does not believe that the Attorney General has a factual basis to seek civil penalties in this amount and, for this and other reasons, does not believe that the ultimate resolution of this matter with the State is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In addition, the Company is a party to various other legal proceedings arising out of the operation of its facilities and programs and arising in the ordinary course of business. The Company believes that most of these claims are without merit. Further, many of such claims may be covered by insurance. The Company does not believe the results of these proceedings or claims, individually or in the aggregate, are likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The regular annual meeting of shareholders of ResCare was held in Louisville, Kentucky on June 14, 1999. Represented at the meeting, either in person or by proxy, were 17,339,785 voting shares out of a total of 18,986,349 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement.

         (c) Three proposals were submitted to a vote of stockholders as follows:

         1. The stockholders approved the issuance of ResCare common shares in connection with the merger of its wholly-owned subsidiary, Res-Care Sub, Inc., with PeopleServe, Inc. and in exchange for PeopleServe, Inc. stock options:

                           Votes For Proposal                        15,311,456
                           Votes Against Proposal                        30,728
                           Votes Abstaining                             106,359
                           Broker Non-votes                           1,891,242

         2. The stockholders approved the election of the following persons as directors of the Company:

                                     NAME               FOR          WITHHELD
                           James R. Fornear          17,286,763         53,022
                           Ronald G. Geary           17,287,301         52,484
                           E. Halsey Sandford        17,284,804         54,981
                           Spiro B. Mitsos           17,285,254         54,531
                           Seymour L. Bryson         17,309,604         30,181
                           W. Bruce Lunsford         17,184,376        155,409
                           Olivia F. Kirtley         17,308,616         31,169

         3. To approve the proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:

                           Votes For Proposal         17,320,504
                           Votes Against Proposal         10,534
                           Votes Abstaining                8,747

ITEM 5.           OTHER INFORMATION

         The following unaudited consolidated statements of income of ResCare have been restated to reflect the inclusion of the results of operations of PeopleServe for all periods presented. This information is provided supplementally and is not a required part of this Quarterly Report on Form 10-Q.

                                                                              Quarter Ended
                                                ------------------------------------------------------------------------
                                                 3/31/99         12/31/98        9/30/98        6/30/98        3/31/98
                                                ---------       ---------      ---------       ---------       ---------
                                                                  (In thousands, except per share data)
Net revenues                                    $ 200,183       $ 195,738      $ 186,580       $ 174,732       $ 149,200

Facility and program expenses                     171,798         166,970        160,303         151,036         129,786
                                                ---------       ---------      ---------       ---------       ---------
Facility and program contribution                  28,385          28,768         26,277          23,696          19,414

Operating expenses (income):
     Corporate general and administrative           7,783           7,325          6,776           7,215           6,275
     Depreciation and amortization                  5,086           5,576          4,967           4,652           3,366
     Other (income) expense                             5              39           (327)            (28)              9
                                                ---------       ---------      ---------       ---------       ---------
         Total operating expenses                  12,874          12,940         11,416          11,839           9,650
                                                ---------       ---------      ---------       ---------       ---------
Operating income                                   15,511          15,828         14,861          11,857           9,764
Interest, net                                       4,171           4,359          3,878           3,640           2,015
                                                ---------       ---------      ---------       ---------       ---------
Income from continuing operations
     before income taxes                           11,340          11,469         10,983           8,217           7,749
Income tax expense                                  4,730           4,698          4,474           3,218           3,093
                                                ---------       ---------      ---------       ---------       ---------
Income from continuing operations                   6,610           6,771          6,509           4,999           4,656
Cumulative effect of accounting change,
     net of tax of $2,226                          (3,932)             --             --              --              --
                                                ---------       ---------      ---------       ---------       ---------
Net income                                      $   2,678       $   6,771      $   6,509       $   4,999       $   4,656
                                                =========       =========      =========       =========       =========

Basic earnings per share from continuing
     operations                                 $    0.27       $    0.28      $    0.27         $0.21 $            0.20
Cumulative effect of accounting change,
     net of tax                                     (0.16)             --             --              --              --
                                                ---------       ---------      ---------       ---------       ---------
Basic earnings per share                        $    0.11       $    0.28      $    0.27       $    0.21       $    0.20
                                                =========       =========      =========       =========       =========

Diluted earnings per share from continuing
     operations                                 $    0.25       $    0.25      $    0.25       $    0.20       $    0.19
Cumulative effect of accounting change,
     net of tax                                     (0.12)             --             --              --              --
                                                ---------       ---------      ---------       ---------       ---------
Diluted earnings per share                      $    0.13       $    0.25      $    0.25       $    0.20       $    0.19
                                                =========       =========      =========       =========       =========

Weighted average number of common shares:
     Basic                                         24,128          24,071         23,974          23,944          23,814
     Diluted                                       31,883          31,784         31,251          31,380          30,629

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.1     1999A  Amendment  to  Loan  Instruments
by and between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999.

                           10.2     1999B Amendment to Loan Instruments by and
between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999.

                           27.1     Financial Data Schedule - June 30, 1999

                           27.2     Financial Data Schedule - June 30, 1998
                                    (Restated)

                  (b)      Reports on Form 8-K:

                           On July 13, 1999, the Company filed a report on Form
8-K to report that the Company had completed the merger with PeopleServe, Inc. In connection with the transaction, Vincent D. Pettinelli, the principal stockholder of PeopleServe, received approximately 2.3 million common shares and was elected to the board of directors of Res-Care effective August 1, 1999. This Form 8-K stated that the financial statements required by Item 7 of Form 8-K would be filed within 60 days of the due date of the initial filing as required by the instructions to Form 8-K.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             -----------------------

   10.1 1999A Amendment to Loan Instruments by and between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999.

   10.2 1999B Amendment to Loan Instruments by and between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999.

   27.1           Financial Data Schedule - June 30, 1999

   27.2           Financial Data Schedule - June 30, 1998 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date:   AUGUST 13, 1999          By: /s/ Ronald G. Geary
      --------------------          ---------------------------
                                     Ronald G. Geary
                                     Chairman, President and
                                     Chief Executive Officer




Date:   AUGUST 13, 1999          By:/s/ Ralph G. Gronefeld, Jr.
      --------------------          ---------------------------
                                    Ralph G. Gronefeld, Jr.
                                    Executive Vice President of Finance &
                                    Administration and Chief Financial Officer