Form 10-Q
period 1999-09-30
RES CARE INC /KY/
filed 1999-11-12
CIK 776325

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to ___________________


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

The number of shares outstanding of the registrant's common stock, no par value, as of October 31, 1999, was 24,304,559.

-------------------------------------------------------------------------------

                                      INDEX

                                                                                                           PAGE
PART I.       FINANCIAL INFORMATION                                                                       NUMBER

Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 1999
                      and December 31, 1998..........................................................        2

              Condensed Consolidated Statements of Income for the three
                      months ended September 30, 1999 and 1998 and
                      nine months ended September 30, 1999 and 1998..................................        3

              Condensed Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 1999 and 1998..................................        4

              Notes to Condensed Consolidated Financial Statements...................................        5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................        8

Item 3.       Quantitative and Qualitative Disclosure About Market Risk..............................       16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................       16

Item 6.       Exhibits and Reports on Form 8-K.......................................................       17

              Index to Exhibits......................................................................       18

              Signatures.............................................................................       19


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 September 30         December 31
                                                                                      1999               1998
                                                                                ---------------    ----------------

ASSETS
Current assets:
     Cash and cash equivalents                                                  $        18,314    $         19,956
     Accounts and notes receivable, net                                                 159,320             132,707
     Refundable income taxes                                                              3,289                 100
     Deferred income taxes                                                                8,940               9,257
     Prepaid expenses and other current assets                                            6,235               5,307
                                                                                ---------------    ----------------
                Total current assets                                                    196,098             167,327
                                                                                ---------------    ----------------
Property and equipment, net                                                              94,242              90,053
Excess of acquisition cost over net assets acquired, net                                221,883             213,723
Other assets                                                                             29,092              35,005
                                                                                ---------------    ----------------
                                                                                $       541,315    $        506,108
                                                                                ===============    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                     $        24,638    $         32,757
     Accrued expenses                                                                    58,112              48,367
     Accrued income taxes                                                                    --               3,637
     Current portion of long-term debt                                                    4,815               7,080
                                                                                ---------------    ----------------
                Total current liabilities                                                87,565              91,841
                                                                                ---------------    ----------------
Long-term liabilities                                                                     5,437               6,340
Long-term debt                                                                          286,175             251,682
Deferred income taxes                                                                       555               1,658
                                                                                ---------------    ----------------
                Total liabilities                                                       379,732             351,521
                                                                                ---------------    ----------------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                                        --                  --
     Common stock                                                                        50,866              50,866
     Additional paid-in capital                                                          34,203              31,353
     Retained earnings                                                                   80,740              76,722
                                                                                ---------------    ----------------
                                                                                        165,809             158,941
     Less cost of common shares in treasury                                              (4,226)             (4,354)
                                                                                ---------------    ----------------
                Total shareholders' equity                                              161,583             154,587
                                                                                ---------------    ----------------
                                                                                $       541,315    $        506,108
                                                                                ===============    ================




See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                 September 30
                                                           --------------------------   ---------------------------
                                                               1999           1998          1999           1998
                                                           ------------  ------------   ------------   ------------

Net revenues                                               $    210,804  $    186,580   $    619,477   $    510,512

Facility and program expenses                                   180,850       160,302        531,383        441,124
                                                           ------------  ------------   ------------   ------------
Facility and program contribution                                29,954        26,278         88,094         69,388

Operating expenses (income):
     Corporate general and administrative                         5,805         6,776         21,813         20,266
     Depreciation and amortization                                5,345         4,968         15,820         12,986
     Merger-related charge                                           --            --         20,498             --
     Other income                                                    (1)         (327)           (42)          (346)
                                                           ------------  ------------   ------------   ------------
         Total operating expenses                                11,149        11,417         58,089         32,906
                                                           ------------  ------------   ------------   ------------

Operating income                                                 18,805        14,861         30,005         36,482
Interest, net                                                     4,610         3,878         13,444          9,529
                                                           ------------  ------------   ------------   ------------
Income from continuing operations before
     income taxes                                                14,195        10,983         16,561         26,953
Income tax expense                                                5,691         4,475          8,408         10,788
                                                           ------------  ------------   ------------   ------------
Income from continuing operations                                 8,504         6,508          8,153         16,165

Gain from sale of unconsolidated affiliate, net of tax               --            --            534             --
Cumulative effect of accounting change, net of tax                   --            --         (3,932)            --
                                                           ------------  ------------   ------------   ------------
Net income                                                 $      8,504  $      6,508   $      4,755   $     16,165
                                                           ============  ============   ============   ============

Basic earnings per share from continuing
     operations                                            $       0.35  $       0.27   $       0.34    $      0.68
Gain from sale of unconsolidated affiliate, net of tax               --            --           0.02             --
Cumulative effect of accounting change, net of tax                   --            --          (0.16)            --
                                                           ------------  ------------   ------------   ------------
Basic earnings per share                                   $       0.35  $       0.27   $       0.20   $       0.68
                                                           ============  ============   ============   ============

Diluted earnings per share from continuing
     operations                                            $       0.31  $       0.25   $       0.33   $       0.64
Gain from sale of unconsolidated affiliate, net of tax               --            --           0.02             --
Cumulative effect of accounting change, net of tax                   --            --          (0.16)            --
                                                           ------------  ------------   ------------   ------------
Diluted earnings per share                                  $      0.31  $       0.25   $       0.19   $       0.64
                                                           ============  ============   ============   ============

Weighted average number of common shares:
     Basic                                                       24,299         23,974        24,215         23,912
     Diluted                                                     31,760         31,251        25,139         31,118



See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                             September 30
                                                                                    --------------------------------
                                                                                       1999               1998
                                                                                    -------------    ---------------

Cash provided by (used in) operating activities                                     $      (6,669)   $       19,629

Cash flows from investing activities:
     Purchase of property and equipment                                                   (11,136)          (10,413)
     Acquisitions of businesses, net of cash acquired                                     (13,204)          (95,591)
     Other                                                                                     --            (1,724)
                                                                                    -------------    ---------------
         Cash used in investing activities                                                (24,340)         (107,728)
                                                                                    --------------   ---------------

Cash flows from financing activities:
     Net borrowings under notes payable
         to banks                                                                          56,828            40,786
     Repayments of notes payable                                                          (29,252)           (2,987)
     Proceeds received from exercise of stock options                                       1,791             2,565
                                                                                    -------------    --------------
         Cash provided by financing activities                                             29,367            40,364
                                                                                    -------------    --------------

 Decrease in cash and cash equivalents                                              $      (1,642)   $      (47,735)
                                                                                    ==============   ===============

See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                  For further information, refer to the consolidated financial statements and footnotes thereto in ResCare's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  LONG-TERM DEBT

                  Long-term debt consists of the following:

                                                                                 September 30         December 31
                                                                                     1999                1998
                                                                                ---------------    ----------------
                                                                                          (In thousands)

Revolving credit facilities with banks.................................         $       144,022    $         87,193
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,414 and $2,765 in
     1999 and 1998.....................................................                 106,946             106,595
5.9% convertible subordinated notes due 2005...........................                  22,000              22,000
Obligations under capital leases.......................................                   7,409              18,608
Notes payable and other................................................                  10,613              24,366
                                                                                ---------------    ----------------
                                                                                        290,990             258,762
     Less current portion..............................................                   4,815               7,080
                                                                                ---------------    ----------------
                                                                                $       286,175    $        251,682
                                                                                ===============    ================

NOTE 3.  EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30                 September 30
                                                           --------------------------   ---------------------------

                                                               1999           1998          1999           1998
                                                           ------------  ------------   ------------   ------------
                                                                                (In thousands)
Income available to shareholders for
     basic earnings per share...........................   $      8,504  $      6,508   $      4,755   $     16,165
Interest expense, net of income tax effect,
     on convertible subordinated notes..................          1,230         1,301             --          3,737
                                                           ------------  ------------   ------------   ------------
Income available to shareholders after
     assumed conversion of convertible
     subordinated notes.................................   $      9,734  $      7,809   $      4,755   $     19,902
                                                           ============  ============   ============   ============
Weighted average number of common shares
     used in basic earnings per share...................         24,299        23,974         24,215         23,912
Effect of dilutive securities:
     Stock options  ....................................            795           611            924            759
     Convertible subordinated notes.....................          6,666         6,666             --          6,447
                                                           ------------  ------------   ------------   ------------
Weighted average number of common shares
     and dilutive potential common shares used
     in diluted earnings per share......................         31,760        31,251         25,139         31,118
                                                           ============  ============   ============   ============

              The shares issuable upon conversion of the convertible subordinated notes (6,666,000) were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999 because to do so would have been antidilutive.

NOTE 4.  ACCOUNTING CHANGE

                  Effective January 1, 1999, the Company adopted the provisions of Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all costs of start-up activities and organization costs be expensed as incurred. Adoption of SOP 98-5 also required the write-off of the unamortized value of such costs previously capitalized. The write-off of $3.9 million ($0.16 per basic share and $0.12 per diluted share, using the weighted average common shares for the first quarter of 1999), net of tax, is reflected in the consolidated statement of income as the cumulative effect of an accounting change. The effect of adopting SOP 98-5 on income before income taxes and net income for the third quarter of 1999 was determined to be immaterial.

NOTE 6.  SEGMENT INFORMATION

         The following table sets forth information about reportable segment profit or loss.

                                                                                   Other
                                                       Disabilities     Job        Youth        All      Consolidated
Quarter ended September 30:                              Services      Corps      Services     Other (1)     Totals
---------------------------                              --------      -----      --------     -----         ------
                                                                             (In thousands)
1999
Net revenues.........................................  $   165,999   $  31,467   $  13,338   $       --  $   210,804
Segment profit (loss)................................       20,641       2,943       1,360      (6,139)       18,805

1998
Net revenues.........................................  $   148,263   $  28,184   $  10,133   $       --  $   186,580
Segment profit (loss)................................       18,109       2,986       1,007      (7,241)       14,861

Nine months ended September 30:
-------------------------------

1999
Net revenues.........................................  $   485,272   $  95,250   $  38,955   $       --  $   619,477
Segment profit (loss)................................       59,577       9,449       4,250     (22,773)       50,503

1998
Net revenues.........................................  $   413,155   $  70,802   $  26,555   $       --  $   510,512
Segment profit (loss)................................       47,311       7,744       2,780     (21,353)       36,482


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

MERGER AND ACQUISITIONS

         On June 28, 1999, ResCare completed its merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In the merger, ResCare issued a total of 5.2 million common shares in exchange for preferred stocks, common stock, and options and warrants which were issued and outstanding prior to the merger. The merger has been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements and all financial information included herein have been restated to include the combined financial results of ResCare and PeopleServe. For further information regarding the merger, refer to the Company's final Proxy Statement/Prospectus dated May 3, 1999 as filed with the Securities and Exchange Commission.

         In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through September 30, 1999, approximately $15.7 million of the charge had been utilized through $11.0 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related cost of $4.8 million at September 30, 1999 represents its remaining cash obligations and expects a significant portion of the balance to be paid by the end of 1999.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         Total net revenues in 1999 increased 13%, or $24.2 million, to $210.8 million compared to $186.6 million in 1998. Net income for the third quarter of 1999 was $8.5 million, compared to $6.5 million for the same period in 1998. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 12%, or $17.7 million, to $166.0 million in the third quarter of 1999 compared to $148.3 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from programs added during the first half of 1999. As a percentage of net revenues, disabilities services facility and program expenses decreased from 85.2% in 1998 to 84.8% in 1999. Overall segment profit increased 14%, or $2.5 million, over 1998 due principally to the volume and efficiencies achieved through the 1998 and 1999 acquisitions.

         Job Corps Program

         Job Corps net revenues in 1999 increased 12%, or $3.3 million, to $31.5 million compared to $28.2 million in 1998. Segment profit remained stable from 1998 to 1999. The increase in revenues resulted primarily from the addition of the contract to manage the Treasure Island Job Corps Center commencing in the second quarter of 1999. Subsequent to the end of the quarter, ResCare was awarded two contracts representing $26.4 million in annual revenues by the U.S. Department of Labor to continue operating Job Corps centers in Phoenix and Tuscon, Arizona.

         Other Youth Services Programs

         Other youth services net revenues in 1999 increased 32%, or $3.2 million, to $13.3 million compared to $10.1 million in 1998. Revenues increased primarily as a result of the effects of a full quarter of operating results from some programs added during the last half of 1998. Segment profit increased 35% in 1999 also as a result of the acquisitions and improvements realized in operations acquired in 1998.

         Corporate Expenses

         Corporate general and administrative expenses decreased 14%, or $971,000, in the third quarter of 1999 compared to 1998. Savings from efficiencies achieved in the PeopleServe merger represented the majority of the decrease. These savings included corporate and administrative personnel and office reductions in former PeopleServe operations. Corporate general and administrative expenses in 1999 decreased as a percentage of total net revenues to 2.8% from 3.6% in 1998.

         Net interest expense in 1999 increased $732,000 to $4.6 million compared to $3.9 million for 1998. The increase resulted primarily from borrowings under the Company's credit facilities.

         Income taxes increased to $5.7 million in 1999 compared to $4.5 million in 1998, and reflect effective tax rates of 40.1% and 40.7% respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         In addition to the PeopleServe merger, during the first nine months of 1999, the Company completed seven acquisitions and added two new contracts representing programs and facilities serving approximately 1,700 individuals with special needs. Total net revenues in 1999 increased 21%, or $109.0 million, to $619.5 million compared to $510.5 million in 1998. Net income for the nine months of 1999, including the merger-related charge, was $4.8 million, compared to net income of $16.2 million for the same period in 1998. Income from continuing operations before the merger-related charge increased 35% over 1998. The contribution each segment made to this growth is discussed below.

         Disabilities Services

         Disabilities services net revenues increased 17%, or $72.1 million, to $485.3 million in the first nine months of 1999 compared to $413.2 million in 1998. Revenues increased primarily as a result of the effects of a full nine months of operating results from programs added during the last half of 1998, as well as the 1999 acquisitions. As a percentage of net revenues, disabilities services facility and program expenses decreased from 86.0% in 1998 to 84.9% in 1999. Overall segment profit increased 26%, or $12.3 million, over 1998 due principally to the volume and efficiencies achieved through the 1998 acquisitions.

         Job Corps Program

         Job Corps net revenues in 1999 increased 35% to $95.3 million compared to $70.8 million in 1998. Additionally, segment profit increased 22%, or $1.7 million, from 1998 to 1999. The increases in both revenues and profitability resulted primarily from the addition of the contract to manage the Treasure Island Job Corps Center commencing in the second quarter of 1999 and the addition of the Earle C. Clements Job Corps Center contract awarded in the second quarter of 1998.

         Other Youth Services Programs

         Other youth services net revenues in 1999 increased 47%, or $12.4 million, to $39.0 million compared to $26.6 million in 1998. Revenues increased primarily as a result of the effects of a full nine months of operating results from programs added during the last half of 1998. Segment profit increased 54% from $2.8 million in 1998 to $4.3 million in 1999 also as a result of the acquisitions and improvements realized in operations acquired in 1998.

         Corporate Expenses

         Corporate general and administrative expenses increased 8%, or $1.5 million, in the first nine months of 1999 compared to 1998. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in salaries. Also contributing to the increase is the lease expense associated with the company-wide deployment of computer workstations in 1999 as part of the Company's Year 2000 remediation efforts. These increases were offset by savings achieved as a result of the PeopleServe merger. Corporate general and administrative expenses in 1999 decreased as a percentage of total net revenues to 3.5% from 4.0% in 1998.

         Net interest expense in 1999 increased $3.9 million to $13.4 million compared to $9.5 million for 1998. The increase resulted primarily from interest on the convertible subordinated notes issued in the March 1998 acquisition of Normal Life, Inc. as well as borrowings under the Company's credit facilities.

         As a result of the merger-related charge recorded in the second quarter of 1999, income tax expense decreased to $8.4 million in 1999 compared to $10.8 million in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first nine months of 1999, cash used in operating activities was $6.7 million compared to cash provided of $19.6 million in the same period of 1998, a decrease of $26.3 million, due primarily to the increase in accounts receivable. This increase in accounts receivable is primarily related to delays in payment from certain state Medicaid programs as well as the Department of Labor.

         For the first nine months of 1999, cash used in investing activities was $24.3 million compared to $107.7 million in the same period of 1998, a decrease of $83.4 million. The decrease was due primarily to the Company's use of stock to finance its merger with PeopleServe and a corresponding reduction in cash financed acquisitions. Cash used in investing activities for the first half of 1998 includes funds used in the acquisition of Normal Life, Inc.

         For the first nine months of 1999, cash provided by financing activities was $29.4 million compared to $40.4 million in the same period of 1998, a decrease of $11.0 million, due primarily to long-term borrowings for the Normal Life and other acquisitions during the first quarter of 1998, offset by the borrowings necessary in 1999 to fund working capital needs primarily resulting from the increase in accounts receivable noted above.

         At September 30, 1999, the Company had $45.2 million available on its line-of-credit and $18.3 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $14.1 million issued in connection with workers' compensation insurance and certain facility leases.

         Net days revenue in accounts receivable was 70 days at September 30, 1999, compared to 61 days at December 31, 1998. The increase is primarily related to delays in payment from certain state Medicaid programs as well as the Department of Labor. Through October 15, 1999, net days revenue in accounts receivable improved with the collection of approximately $9.1 million of amounts due from the Department of Labor which had been delayed due to administrative problems encountered by the Department of Labor.

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

         Medical Equipment and Physical Facilities: The effort to identify potential Year 2000 problems within the Company's medical equipment and physical facilities is complete. Vendors, manufacturers and others with whom the Company conducts business, and where the interruption of such business could have a material adverse effect on the Company, have been contacted, and cost effective efforts have been made to remediate or minimize possible problems. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company.

         Third Party Relationships: The Company has substantially completed its assessment of the Year 2000 compliance capability of its significant third party payors and vendors. Because a substantial portion of the Company's revenues are derived from Medicaid programs, to the extent that certain federal and state and local governmental agencies are noncompliant, the Company's cash flows, liquidity and financial condition could be materially adversely affected. The Health Care Financing Administration has issued guidance requiring state Medicaid agencies to certify that the state's Medicaid Management Information Systems, and mission-critical interfaces, were Year 2000 compliant by March 31, 1999. The Company has received representations from a substantial portion of its third party payors and vendors, its third party payroll processor, as well as its significant relationship banks, that their systems will be Year 2000 compliant. There can be no assurance that the systems of these third parties will be compliant and will not have a material adverse effect on the Company's operations.

         Contingency Plans

         The Company has established a formal contingency plan to address failures in the Company's Year 2000 assessment and remediation plan. The Company's task force has completed plans for significant portions of the three areas described in this section, as well as other less significant areas within the Company. Contingency plans have been developed for any area of the Year 2000 remediation effort where the consequence of a possible Year 2000 problem is materially adverse and a viable contingency plan is possible and economically reasonable. After contacting its significant third party reimbursement sources, the Company has developed contingency plans to receive temporary reimbursement in the event of system failures by these entities. The Company's contingency plans also cover failures by suppliers and vendors. Further, each of the Company's operating units has plans to handle emergency situations such as a loss of utility services or supplies.

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

         Cost of Plan

         The total cost of modifying and replacing information systems is currently expected to approximate $4 million. Certain of these costs related to capital assets will be capitalized and amortized over a three to five year period in accordance with normal accounting policies. Other costs to remediate the Year 2000 issue will be expensed as incurred. The most significant portion of the total estimated cost is generally attributable to replacement equipment which is being leased under an operating lease over a base term of 60 months. At September 30, 1999, the Company had deployed replacement equipment with a value of approximately $3.3 million under this operating lease. The total cost of modifying and replacing medical equipment and physical facility components is not expected to be material. The Company believes that the total costs associated with replacing and modifying its current systems will not have a material adverse effect on its results of operations or liquidity. The costs of the project are based on management's best estimates using information currently available. Actual results could differ from those estimates.

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

         In August 1998, with the approval of the State of Indiana, the Company relocated approximately 100 individuals from three of its larger facilities to community-based settings. In June 1999, the owner of these facilities filed suit against the Company in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. The Company, on the advice of counsel, believes that the amount of damages being sought by the plaintiffs is approximately $21 million. Management believes that this lawsuit is without merit and will defend it vigorously. The Company does not believe the ultimate resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas initially seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleges that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. The Company and the Attorney General are currently engaged in settlement discussions. While the Company cannot predict whether these discussions will resolve the matter or the terms of any resolution, the Company does not believe that the ultimate resolution of the matter with the State is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           27.1     Financial Data Schedule - September 30, 1999

                           27.2 Financial Data Schedule - September 30, 1998 (Restated)

                  (b)      Reports on Form 8-K:

     On September 10, 1999, the Company filed an amendment to its report on Form 8-K dated June 7, 1999 to report that no additional financial statements were required by Item 7 of Form 8-K in connection with the merger with PeopleServe, Inc.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
-------           -----------------------

   27.1           Financial Data Schedule - September 30, 1999

   27.2           Financial Data Schedule - September 30, 1998 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date:     November 12, 1999                 By:      /s/ Ronald G. Geary
         --------------------                        ---------------------------
                                                     Ronald G. Geary
                                                     Chairman, President and
                                                     Chief Executive Officer




Date:     November 12, 1999                 By:      /s/ Ralph G. Gronefeld, Jr.
         --------------------                        ---------------------------
                                                     Ralph G. Gronefeld, Jr.
                                                     Executive Vice President of
                                                     Finance & Administration
                                                     and Chief Financial Officer