Form 10-K
period 1999-12-31
RES CARE INC /KY/
filed 2000-03-29
CIK 776325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from ____________________ to
     ___________________

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

As of February 29, 2000, there were 24,267,644 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 29, 2000, was approximately $241,160,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

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

         The Company experienced significant growth in 1999 in numbers of persons served and revenues primarily as a result of its merger with PeopleServe, Inc., the nation's second largest provider of MR/DD services. At December 31, 1999, the Company provided services to approximately 24,500 persons with special needs in 32 states, Washington, D.C., Canada and Puerto Rico, compared to approximately 20,400 persons at December 31, 1998. At December 31, 1999, the Company provided services to approximately 16,000 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, and to approximately 8,500 at-risk and troubled youths in federally-funded Job Corps centers and juvenile treatment programs and facilities operated for state and local agencies.

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

     -    An estimated 4,000 providers operate MR/DD facilities and programs;

     - The $60 billion level of spending in the domestic youth services industry is growing at an annual rate of 9%;

     - The juvenile population is expected to grow 20% from 14 million in 1994 to 17 million in 2005, and 31% to 18 million by the year 2010;

     - The number of juvenile arrests increased 100% between 1985 and 1994, and the number of juvenile male offenders tripled during the same period;

     - From 1985 to 1996, the number of persons arrested for violent crimes increased 57%, while the number of persons under the age of 18 arrested for violent crimes rose 75%; 19% of all persons arrested are juveniles;

     - In 1996, more than three million child abuse reports were made according to state child protection agencies; and

     - Most of the estimated 6,000 residential youth services providers are small and operate in limited geographic areas.

The Company believes it has significant opportunities to participate in the growth and trend toward privatization of these services because of its proven programs and operating systems, its financial resources, the economies of scale it can achieve and its experience working with special needs populations and governmental agencies.

         The Company strives to provide quality and caring services through the operation of efficient and flexible programs. The Company's business strategy is based upon the following key elements; (i) continuing to expand upon the Company's leadership position as a provider of disabilities services and of training and support services for disadvantaged youths and other special needs populations; (ii) focusing on quality management of existing programs through models of ongoing program evaluation developed by the Company; and (iii) implementing and maintaining high quality, cost-effective alternatives to programs operated directly by governmental entities and others by providing proven management systems and procedures that assure efficient application of financial and human resources.

         The Company's growth strategy is to: (i) add programs and expand its existing programs in markets in which it currently operates; (ii) expand into additional geographic areas in the United States; and (iii) pursue selective acquisitions. The markets for the Company's services are highly fragmented, and the Company believes that there are significant opportunities to enhance its market positions through an increased focus on internal growth in the disabilities and youth sectors that will enable the Company to expand its operations into new geographic areas, add program offerings and establish new relationships with governmental entities. The Company's acquisition strategy focuses on acquiring profitable operations in favorable reimbursement environments which: (i) expand service offerings; (ii) increase market share in existing markets; or (iii) help attain critical mass in new markets. As part of its internal growth strategy, the Company strives to build upon its established relationships with governmental entities to expand its current programs and obtain contracts for additional programs in new and existing markets, and to develop new programs in response to societal trends and the needs of governmental agencies. The Company is currently focusing on addressing the needs of the over 200,000 individuals who are on state-compiled waiting lists for various community-based MR/DD services, working with advocates and others to develop funding and find placements for these consumers. The Company also intends to expand its programs to additional geographic areas which management identifies as having favorable reimbursement and operating environments.

DESCRIPTION OF SERVICES BY SEGMENT

         The Company has three reportable operating segments: (i) disabilities services; (ii) Job Corps program; and (iii) other youth services programs. A description of services provided by each segment follows. Further information regarding each of these segments, including the required disclosure of certain financial information, is included in Note 9 of the Notes to Consolidated Financial Statements of the Company. Such disclosures are incorporated herein by reference and should be read in conjunction with this section.

         Disabilities Services

         The Company began providing services to persons with disabilities in 1978 through the operation and management of larger facilities (generally serving 40 or more individuals) that offered alternatives to placement in state institutions or traditional nursing homes or other long-term care facilities not capable of providing specialized active treatment required by these individuals. The Company began offering services in 1983 through community-based group homes (generally serving six individuals) and in 1992 through supported living programs in which persons with disabilities reside in their own residences or apartments with outside support provided as needed. Some of these individuals require 24-hour staffing while others need only drop-in services, day programs, supported employment or transportation. Community-based settings enable persons with developmental or other disabilities to live and develop in an environment that encourages each person to achieve maximum independence and self-respect. Nearly 90% of the Company's clients with developmental disabilities are being served in community-based settings. The Company's service patterns to clients with ABI are similar to those with developmental disabilities.

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

         The Company operates 14 Job Corps centers with a contracted capacity of approximately 7,200 persons. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive condition. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

         The Company also provides certain administrative, counseling, education, vocational and other support services for three Job Corps centers located in Kentucky, North Carolina and West Virginia under a five-year contract with the Department of Interior expiring in 2003.

         Other Youth Services Programs

         In December 1995, the Company began a strategic initiative to expand its Division for Youth Services beyond the Job Corps program and develop services that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The youths targeted to be served through the strategic initiative range from youths who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or other developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs operated through the Company's Alternative Youth Services (AYS) subsidiary include residential treatment programs, the operation of alternative schools, foster care programs and emergency shelters. The Company plans to continue to expand the services provided to these youths. Programs offered for troubled youths through the Company's Youthtrack (Youthtrack) subsidiary include secure and staff-secure detention programs, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

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

OPERATIONS

         Disabilities Services

         Disabilities services operations are under the direct supervision of the Company's Executive Vice President, Operations, Division for Persons with Disabilities, who is responsible for six geographic regions, each headed by a Regional Vice President, and for ABI operations nationally, headed by a Senior Vice President. Each Vice President supervises the regional directors and/or administrators responsible for the various MR/DD or ABI facilities and programs under his or her control. In general, each cluster of group homes, supported living program or larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual's goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

         The Company's direct service staff has the most frequent contact with, and generally are recruited from, the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.

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

         The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various operations. Each operation conducts its own quality assurance program, the Best in Class (BIC) performance benchmarking system, which is reviewed by the responsible Regional Vice President. BIC performance results are reviewed on a quarterly basis with the Executive Vice President, Operations, Division for Persons with Disabilities. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and quarterly summary reports are reviewed by senior management. The Company believes the BIC system is a vital management tool to evaluate the quality of its programs and has been useful as a marketing tool to promote the Company's programs, since it provides more meaningful and significant data than is usually provided by routine monitoring by governmental agencies. All disabilities services senior staff participate in a performance-based management system which evaluates individual performance based on critical job function outcomes.

         Job Corps Program

         Job Corps centers are under the direct supervision of the President, Job Corps Operations, who supervises three operational vice presidents who in turn supervise the center directors responsible for the various centers. The Company's Job Corps centers are operated under contract with the DOL which provides the physical plant and equipment. The Company is directly responsible for the management, staffing and administration of Job Corps centers. A typical Res-Care Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

         An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placement of graduates. These are then combined into an overall performance rating. Centers are ranked as either "Not Meeting Expectations," "Meeting Expectations" or "Exceeding Expectations." Performance standards reports are reviewed by center directors, Vice Presidents, and the President, Job Corps Operations, and acted upon as appropriate to address areas where improvement is needed.

         Other Youth Services Programs

         Other youth services operations are under the direct supervision of the Company's Executive Vice President - Operations for Youthtrack and AYS, who supervises the Vice Presidents of Youthtrack and AYS. They in turn supervise the Executive Directors and Administrators responsible for the various facilities or programs.

         The Company's youth programs are designed to provide consistent, high quality and cost-effective education and treatment to address the needs of the various segments of the special needs, at-risk and troubled youth populations. The Company generally is responsible for the overall operation of its facilities and programs, including management, general administration, staff recruitment, security and supervision of the youths in their programs.

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

         The Company's internal policies require its teachers, counselors, security and other direct service staff to complete extensive training. Core training includes courses in the major Company program components, such as behavior change education, positive peer culture, nonviolent crisis intervention, discipline and limit-setting, anger management and social skills training. Continuing education also is required for all staff. The Company demonstrates its commitment to its employees' professional development by offering classes and training programs, as well as tuition reimbursement benefits. The Company has also implemented its BIC system at the majority of its youth services programs.

         The Company recognizes that, in the operation of programs for at-risk and troubled youths, a primary mission is to protect the safety of the staff and youths within a facility, as well as the neighboring community. Thus, the Company's programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

         FACILITIES AND PROGRAMS

         The following tables set forth information as of December 31, 1999 regarding the Company's disabilities services and youth services operations, respectively:

DIVISION FOR PERSONS WITH DISABILITIES

                                                                                             Contract         Initial Operation
    Location                                          Types of Programs                    Capacity (1)          in Location
    --------                                         ------------------                    ------------         ------------

Alabama.............................  Group Homes                                                56                  1998

Arizona.............................  Periodic Services, Supported Living                       980                  1998

California..........................  Larger Facilities, Group Homes                            953                  1995

Colorado............................  Supported Living, Group Homes                             244                  1992

Delaware............................  Group Homes                                                15                  1999

Florida.............................  Larger Facilities, Group Homes, ABI,                      396                  1983
                                       Supported Living

Georgia.............................  Supported Living, Periodic Services,                    1,696                  1997
                                       Group Homes

Illinois............................  Larger Facilities, ABI, Group Homes                       112                  1995

Indiana.............................  Larger Facilities, Group Homes,                         1,408                  1983
                                       Supported Living

Iowa................................  ABI                                                        16                  1998

Kansas..............................  Supported Living, Day Programs,                           415                  1995
                                       Group Homes

Kentucky............................  Larger Facilities, Group Homes, Supported                 644                  1978
                                       Living, Day Programs

Louisiana...........................  Group Homes, Supported Living                             478                  1984

Maryland............................  Group Homes                                                21                  1999

Missouri............................  Supported Living, ABI, Group Homes                        462                  1997

Nebraska............................  Group Homes, Supported Living, Day                        338                  1992
                                       Program, Periodic Services

Nevada..............................  Group Homes                                               247                  1999

New Jersey..........................  Supported Living, Group Homes                              99                  1997

New Mexico..........................  Supported Living, Group Homes                             351                  1994

North Carolina......................  Periodic Services, Supported Living,                    2,026                  1997
                                       Group Homes

Ohio................................  Larger Facility, Group Homes, Supported                 1,108                  1995
                                      Living

Oklahoma............................  Supported Living                                          221                  1995

Ontario, Canada.....................  ABI                                                        42                  1999

Pennsylvania........................  Supported Living                                           24                  1997

South Carolina......................  Periodic Services                                         130                  1998

Tennessee...........................  Group Homes, Supported Living                             395                  1993

DIVISION FOR PERSONS WITH DISABILITIES
                                                                                             Contract         Initial Operation
    Location                                          Types of Programs                    Capacity (1)          in Location
    --------                                         ------------------                    ------------         ------------

Texas...............................  Larger Facilities, Group Homes, Supported               2,077                  1993
                                       Living, Day Programs, ABI

Washington..........................  Supported Living                                           67                  1998

Washington, D.C.....................  Group Homes                                               239                  1999

West Virginia.......................  Group Homes, Supported Living                             959                  1987
                                                                                             ------

Total...............................                                                         16,219
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

DIVISION FOR YOUTH SERVICES


                                                                                                                Initial
                                                                                           Contract            Operation
                      Location                        Types of Programs                  Capacity (1)         in Location
                      --------                        -----------------                  ------------         -----------

           Arizona.......................   Job Corps (2 centers)                           1,128                1997
                         Residential, Alternative School

           California....................   Job Corps                                         850                1999

           Colorado......................   Residential, Non-Residential, Secure,             634                1996
                         Day Treatment, Apartment Living

           Florida.......................   Job Corps, Residential                            566                1983

           Georgia.......................   Residential, Alternative School                    75                1997

           Indiana.......................   Foster Care, Residential                          106                1997

           Kentucky......................   Residential, Alternative School,                2,956                1996
                                               Foster Care, Job Corps

           Maryland......................   Residential                                        11                1997

           Mississippi...................   Alternative School                                 65                1998

           New Jersey....................   Job Corps                                         530                1995

           New York......................   Job Corps                                         305                1986

           Ohio..........................   Foster Care                                        49                1997

           Oklahoma......................   Job Corps                                         550                1997

           Pennsylvania..................   Job Corps                                         800                1997

           Puerto Rico...................   Job Corps (3 centers)                             795                1990

           Tennessee.....................   Alternative School, Shelter,                      104                1997
                                            Wilderness Program

           Utah..........................   Residential                                        32                1998

           Virginia......................   Job Corps (2 centers)                             550                1997

           Washington, DC................   Residential                                        45                1999
                                                                                           ------

                Total....................                                                  10,151
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

         The Company operates 14 Job Corps centers under contract with the DOL in South Bronx, New York, New York; Miami, Florida; Edison, New Jersey; Puerto Rico (3); Pittsburgh, Pennsylvania; Monroe, Virginia; Guthrie, Oklahoma; Phoenix and Tucson, Arizona; Marion, Virginia; Morganfield, Kentucky and San Francisco, California. Of the five-year periods covered by the Company's Job Corps contracts, seven expire in 2000, one in 2001, one in 2002, two in 2003 and three in 2004. The Company intends to selectively pursue additional centers through the Request for Proposals (RFP) process.

         The Company also provides certain administrative, counseling, education, vocational and other support services for three Job Corps centers located in Kentucky, North Carolina and West Virginia under a five-year contract with the Department of Interior expiring in 2003.

MARKETING AND DEVELOPMENT

         The primary focus of the Company's marketing activities is identifying other providers who may consider an acquisition or a management contract arrangement, and contacting state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by the Company.

         The Executive Vice President responsible for the Company's development department directs the Company's marketing efforts for disabilities services and youth services, excepting Job Corps. Responsibility for marketing activities also extends to other officers of the Company and its subsidiaries including the Executive Vice President, Operations, Division for Persons with Disabilities, the Executive Vice President, Operations for

Youthtrack and AYS, the President, Job Corps Operations, and the various regional or unit operational personnel. Marketing activities are reviewed on a regular basis by senior management.

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

         Professional staff retention and development is a critical factor in the successful operation of the Company's business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. The Company typically utilizes a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to persons with special needs contribute to a high turnover rate of direct service staff. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel. In some tight labor markets, the Company has experienced difficulty in hiring direct service staff. This is expected to result in higher labor costs in certain operating units of the Company.

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

         Funding Levels. Federal and state funding for the Company's disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to facilities under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state health care trade associations, may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or under consideration in states where the Company operates.

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

         Regulatory Enforcement. From time to time, the Company receives notices from regulatory inspectors that, in their opinion, there are deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes corrective action as appropriate. In most cases, the Company and the reviewing agency agree upon the steps to be taken to bring the facility or program into compliance with regulatory requirements, and from time to time, the Company or one or more of its subsidiaries may enter into agreements with regulatory agencies requiring the Company to take certain corrective action in order to maintain licensure. Serious deficiencies, or failure to comply with any regulatory agreement, may result in decertification or delicensure actions by the Health Care Financing Administration or state regulatory agencies, as appropriate.

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

         Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (the "Health Insurance Act"), provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program under certain circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in the Health Insurance Act proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and anti-supplementation restrictions and the new health care offenses contained in the Health Insurance Act, including health care fraud, theft or embezzlement, false statements and obstruction of criminal investigation of health care offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for health care fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

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

INSURANCE

         The Company maintains professional and general liability insurance on professionals and other staff employed in each of its locations in addition to coverage for the customary risks inherent in the operation of business in general. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

         As of December 31, 1999, the Company employed approximately 29,000 employees. As of that date, the Company was subject to collective bargaining agreements with approximately 1,400 of its employees. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.  PROPERTIES

         As of December 31, 1999, the Company owned approximately 350 properties and operated facilities and programs at approximately 2,000 leased properties. All other facilities and programs are operated under management contracts. The Company owns its primary corporate office building which is located in Louisville, Kentucky, and has an aggregate of 45,000 square feet of office space. See "Business - Facilities and Programs."

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

         Two class action lawsuits, styled Joyce Opper v. Res-Care, Inc., et. al., and Phronesis Partners, L.P. v. James R. Fornear, et. al., were filed in the Jefferson County, Kentucky Circuit Court in March 2000. The plaintiffs, who claim to be stockholders of the Company, allege that the Company and four of its directors breached fiduciary duties in connection with a buyout proposal by a management-led group which the Company described in its February 24, 2000 press release. The group, which included members of the Company's management and three equity investment funds, proposed to purchase all of the Company's common stock for $18 per share. The group subsequently withdrew its proposal before the execution of definitive transaction agreements when the lead equity investment fund decided not to proceed with the transaction because of its concern about the availability of debt financing at acceptable rates in light of current conditions in the credit markets. Representatives of management and the two remaining investment funds have indicated to the Company their desire to continue negotiations regarding a possible transaction. The lawsuits seek to enjoin the named defendants from carrying out the buyout proposal and from breaching fiduciary duties in connection with any sale or acquisition of the Company and seek compensatory damages. The Company believes the lawsuits are without merit and is defending these actions vigorously. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas initially seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleges that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. The Company and the Attorney General are currently engaged in settlement discussions and mediation has been scheduled in April 2000. While the Company cannot predict whether these discussions will resolve the matter or the terms of any resolution, the Company does not believe that the ultimate resolution of the matter with the State is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol "RSCR". As of February 29, 2000, the Company had approximately 9,000 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

    The following table sets forth the reported high and low sale prices for Res-Care's common stock as reported by NASDAQ. The prices have been adjusted to reflect the 3-for-2 stock split effective May 22, 1998.

                                                        1999                                    1998
                                          ----------------------------------    -------------------------------------
                  QUARTER ENDED                HIGH              LOW                  HIGH                LOW
                  -------------                ----              ---                  ----                ---
         March 31                             26               19 1/2               25 11/16           17 1/2
         June 30                              23 1/2           16                   26 1/2             18 1/4
         September 30                         24 1/2           16 1/2               20 3/16            13 1/4
         December 31                          17 5/8           10 3/4               25 1/4             15 1/2


    The Company currently does not pay dividends and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                                  Year Ended December 31
                                                                                  ----------------------
                                                                1999          1998         1997         1996         1995
                                                                ---------------------------------------------------------
FINANCIAL DATA (1):                                                 (In thousands, except per share and operating data)

Revenues .................................................    $ 834,078   $  708,385   $  470,966   $  317,810   $  257,332
Operating income (2)......................................       38,639       52,310       32,362       20,108       15,070
Income from continuing operations.........................        9,736       22,932       15,631       10,822        8,860
Net income (3)............................................        6,338       22,932       15,631       10,822       18,107

Basic earnings per share:
     From continuing operations...........................  $      0.40  $      0.96  $      0.69  $      0.54  $      0.45
     Net income...........................................         0.26         0.96         0.69         0.54         0.92
Diluted earnings per share:
     From continuing operations...........................         0.39         0.90         0.68         0.52         0.43
     Net income...........................................         0.25         0.90         0.68         0.52         0.89
Pro forma net earnings per share (1):
     Basic................................................         0.26         0.96         0.69         0.53         0.91
     Diluted..............................................         0.25         0.90         0.68         0.51         0.89

Working capital...........................................  $   100,529  $    75,486  $   106,001  $    39,475  $    22,599
Total assets..............................................      523,131      493,793      344,301      190,029      126,446
Long-term obligations.....................................      285,039      251,682      150,910       63,870       35,176
Shareholders' equity......................................      163,384      154,587      126,285       77,117       64,712

OPERATING DATA (1):
Disabilities Services:
     Contract capacity (4)................................       16,219       12,271        6,831        5,031        4,286
     Persons served.......................................       15,927       11,952        6,628        4,899        4,099
     Capacity utilized....................................         98.2 %       97.4 %       97.0 %       97.4 %       95.6 %
Job Corps and Other Youth Services:
     Contract capacity (4)................................       10,151        8,572        5,455        2,670        2,500
     Persons served.......................................        8,340        8,395        5,323        2,605        2,562
     Capacity utilized....................................         82.2 %       97.9 %       97.6 %       97.6 %      102.5 %

(1) In June 1999, the Company completed a merger with PeopleServe, Inc. and in January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers. Both transactions were accounted for as poolings-of-interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the financial condition and results of operations of PeopleServe and Premier. Pro forma amounts have been presented to reflect the tax effect of the Premier partnership interests in prior years. Operating data has not been restated to reflect the operations of PeopleServe and Premier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Operating income for 1999 includes an additional provision for doubtful accounts of $8.0 million ($4.6 million net of tax, or $0.19 per diluted share). Operating income for 1999 also includes the merger-related charge of $20.5 million ($13.7 million net of tax or $0.55 per share) recorded in connection with the PeopleServe merger.

(3) Net income for 1999 includes a charge of $3,932 ($0.16 per basic and diluted share) for the cumulative effect of the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999. Net income also includes income from a discontinued operation of $428 in 1995 and gains recognized on the sale of the discontinued operation of $534 and $8,819 in 1999 and 1995, respectively (aggregate of $0.02 per basic and diluted share in 1999 and $0.47 and $0.46 per basic and diluted share, respectively, in
         1995).

(4) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit and, in all other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day or respite programs.

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

         The Company operates 14 vocational training programs under the federal Job Corps program administered by the United States Department of Labor (DOL). Under the Job Corps program, the Company is reimbursed for direct costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program expenses. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

         In 1996, the Company began operating other programs for at-risk and troubled youths through its Youthtrack (Youthtrack) and Alternative Youth Services (AYS) subsidiaries. Most of the youth services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, the Company is typically reimbursed based on fixed contract amounts, flat rates or cost-based rates.

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

         The Company's revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states inconsistently and are usually retroactive to the beginning of the particular state's fiscal reporting period. The Company expects that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments. However, in some cases states have revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. Current initiatives at the federal or state level may materially change the Medicaid system as it now exists. Retroactively calculated contractual adjustments are estimated and accrued in the periods the related services are rendered and recorded as adjustments in future periods as final adjustments are received. Because the cumulative effect of rate adjustments may differ from previously estimated amounts, net income as a percentage of revenues for a period in which an adjustment occurs may not be indicative of expected results in succeeding periods. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where the Company operates. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, the Company cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

RECENT DEVELOPMENTS

         In February 2000, the Company announced that it received a proposal, which was subsequently withdrawn, for a management-led group to acquire all the Company's outstanding shares of common stock through a merger at a price of $18 per share in cash. The proposal was made by a group, which included members of the Company's management and three equity investment funds. Prior to execution of the definitive agreements for the transaction, the group withdrew its proposal when the lead equity investment fund decided not to proceed with the transaction because of its concern about the availability of debt financing at acceptable rates in light of current conditions in the credit markets. Representatives of management and the two remaining investment funds have indicated to the Company their desire to continue negotiations regarding a possible transaction. A special committee of the Board of Directors was formed to negotiate and evaluate any possible transaction. The special committee is being advised by J.C. Bradford & Co. There can be no assurance that discussions regarding a possible transaction will continue, that any new offer will be made to the Company, or that any transaction will ultimately be consummated.

RESULTS OF OPERATIONS

         On June 28, 1999, ResCare completed a merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. PeopleServe provides services to approximately 4,300 persons. The merger has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements and the financial information contained in this section for all periods presented have been restated to include the combined financial results of ResCare and PeopleServe.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         During 1999, exclusive of the PeopleServe merger, the Company completed 10 acquisitions and added four new contracts representing programs and facilities serving approximately 2,500 individuals with special needs. In these transactions, the Company paid total consideration of approximately $12.6 million (generally funded with advances under the Company's credit facility).

         Total revenues increased by 18%, or $125.7 million, to $834.1 million in 1999 compared to $708.4 million in 1998. Of the increase, 67% resulted from increased disabilities services revenues. Facility and program expenses increased 19%, or $115.8 million, to $726.1 million in 1999 compared to 1998. These expenses reflected additional personnel, and other costs associated with new facilities and programs added during the year, as well as payroll and other cost increases. Facility and program expenses increased as a percentage of total revenues to 87.1% from 86.1% in 1998. This increase was due to the additional provision for losses on doubtful accounts receivable which is further described below, offset by rate increases and improved operating efficiencies. Operating results of each segment are discussed below.

         Disabilities Services

         Disabilities services revenues increased by 15%, or $83.9 million, to $654.6 million in 1999 compared to 1998. Revenues increased primarily from the effects of a full year of operating results from programs added in 1998, as well as the 1999 acquisitions described above. Revenues also increased due to certain cost-of-living and other rate adjustments. Disabilities services facility and program expenses increased 16%, or $77.3 million, to $566.0 million in 1999 compared to 1998. During 1999, the Company provided an additional allowance for doubtful accounts of approximately $8 million ($0.19 per share after tax). In the fourth quarter of 1999 and in early 2000, management had discussions with various state agencies and obtained clarification regarding certain aspects of state billing procedures. As a result of these discussions and the additional information obtained, management revised its previous estimates regarding the collectibility of certain older accounts. The Company is in the process of implementing a new comprehensive accounts receivable system which will replace its existing systems. Management believes this will enable it to more effectively track and manage its accounts receivable. Also during 1999, operating results for the disabilities services division were negatively affected by an incremental charge of approximately $2.3 million recorded as a result of higher claims incurred as the Company transitioned from its self-insured employee medical plan to a new plan, effective January 1, 2000 with a fixed level of self-insurance exposure. As a percentage of disabilities services revenues, disabilities services facility and program expenses increased to 86.5% in 1999 from 85.7% in 1998. This increase was due primarily to the effect of the additional provision for losses on doubtful accounts receivable described above.

         Job Corps Program

         Job Corps revenues increased by 28%, or $27.4 million, to $126.8 million in 1999 compared to 1998, resulting primarily from the addition of the Treasure Island Job Corps Center in early 1999. Segment profit as a percentage of revenues decreased from 10.8% in 1998 to 9.8% in 1999 due principally to increased costs associated with the start-up of the Treasure Island Job Corps Center.

         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services revenues increased by 38%, or $14.4 million, to $52.7 million in 1999 compared to 1998, resulting primarily from increased occupancy at its AYS operations and a full year of operations for a Youthtrack operation acquired in the fourth quarter of 1998. Segment profit declined from 10.4% in 1998 to 10.1% in 1999 due in part to costs associated with the start-up of the Villalba Juvenile Treatment Facility in Puerto Rico which opened in January 2000.

         Corporate and Other Expenses

         Corporate general and administrative expenses increased 0.5%, or $136,000, to $27.7 million in 1999 compared to 1998. As a percentage of total net revenues, such expenses decreased to 3.3% in 1999 compared to 3.9% in 1998. This decrease primarily reflected savings resulting from the PeopleServe merger.

         In connection with the merger with PeopleServe, ResCare recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through December 31, 1999, approximately $18.1 million of the charge had been utilized through $13.4 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related costs of $2.4 million at December 31, 1999 represents its remaining cash obligations.

         Interest expense increased $4.4 million to $19.9 million in 1999 compared to 1998. The increase resulted from increased utilization of the credit facility for acquisitions and working capital.

         Income taxes decreased 34%, or $5.3 million, to $10.2 million in 1999 compared to 1998, and reflect effective tax rates of 51.0% and 40.3% in 1999 and 1998, respectively. The increase in the effective tax rate is due primarily to nondeductible amortization of goodwill recorded in the PeopleServe merger and nondeductible portions of the merger-related charge.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         During 1998, the Company completed 25 acquisitions and added seven new contracts representing programs and facilities serving approximately 8,100 individuals with special needs. In these transactions, the Company paid total consideration of approximately $133 million (generally funded with advances under the Company's credit facility) and issued $22.0 million principal amount of 5.9% convertible subordinated notes in the acquisition of Normal Life, Inc.

         As a result of these transactions and a full year of operations for 1997 acquisitions, total revenues in 1998 increased 50%, or $237.4 million, to $708.4 million compared to $471.0 million in 1997. Net income increased 47% over 1997.

         Disabilities Services

         Disabilities services revenues increased 40%, or $162.9 million, to $570.6 million in 1998 compared to $407.7 million in 1997. Revenues increased primarily as a result of the acquisition of Normal Life in March 1998, in addition to the other 1998 disabilities services acquisitions, as well as the effects of a full year of operating results from programs added during 1997. As a percentage of revenues, disabilities services facility and program expenses decreased from 86.5% in 1997 to 85.7% in 1998. Overall segment profit increased 43% over 1997 due principally to the volume and efficiencies achieved through the 1998 acquisitions. The increased profitability was offset by an increase in depreciation and amortization expense of 81%, or $6.8 million, due to the acquisition of property, equipment and intangible assets during the year.

         Job Corps Program

         Job Corps revenues in 1998 increased 114%, or $53.1 million, to $99.5 million compared to $46.4 million in 1997. Additionally, segment profit increased 123%, or $5.9 million, from 1997 to 1998. The increases in both revenues and profitability resulted primarily from the acquisition of five Job Corps centers from Teledyne Economic Development in October 1997 and the addition of the contract to manage the Earle C. Clements Job Corps Center commencing in the second quarter of 1998.

         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services revenues in 1998 increased 127%, or $21.4 million, to $38.3 million compared to $16.9 million in 1997. Revenues increased primarily as a result of the effects of a full year of operating results from programs added during 1997, as well as acquisitions during 1998. Segment profit increased 147% from $1.6 million in 1997 to $4.0 million in 1998 also as a result of the acquisitions and improvements realized in operations started in 1997. The increased profitability was offset by an increase in depreciation and amortization expense of 166%, or $800,000, due to the acquisition of property, equipment and intangible assets during the year.

         Corporate Expenses

         Corporate general and administrative expenses increased 38%, or $7.5 million, in 1998 compared to 1997. Payroll and payroll-related expenses represented the majority of the increase due primarily to the addition of support staff and increases in staff salaries. Corporate general and administrative expenses in 1998 decreased as a percentage of total net revenues to 3.9% from 4.3% in 1997.

         Interest expense in 1998 increased $9.0 million to $15.6 million compared to $6.6 million for 1997. The increase resulted primarily from interest on the convertible subordinated notes issued in November and December 1997 (in a financing) and March 1998 (in an acquisition) as well as borrowings under the Company's credit facilities. Interest income in 1998 increased $700,000 to $1.7 million from $1.0 million for 1997. This increase was due primarily to interest earned on the investment of proceeds from the issuance of the convertible subordinated notes in November and December 1997.

         Income taxes increased to $15.5 million in 1998 compared to $11.0 million in 1997, and reflect effective tax rates of 40.3% and 41.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for capital is attributable primarily to the Company's plans to expand through the development of new facilities and programs and selected acquisitions, and the working capital required for general corporate purposes. Since most of the Company's facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates received by the Company, the Company's ability to continue to grow at its current rate is directly dependent upon such expansion.

         During the year ended December 31, 1999, cash provided by operating activities was $5.5 million compared to $5.7 million for 1998 and $17.9 million for 1997. The decrease in 1999 from 1998 was due primarily to a growth in accounts receivable as well as declines in the growth of current liabilities. The increase in accounts receivable is primarily related to the increased number of acquisitions made during 1998 and 1999, as well as delays in payment from certain Medicaid programs and the integration of acquired operations. The decrease in 1998 from 1997 was due primarily to an increase in income from continuing operations, trade payables and accrued expenses, offset by an increase in accounts receivable. The increase in accounts receivable, accounts payable and accrued expenses is primarily related to the increased number of acquisitions made during 1997.

         During the years ended December 31, 1999, 1998 and 1997, cash used in investing activities was $37.0 million, $139.6 million and $70.3 million, respectively, relating primarily to acquisitions and purchases of property and equipment.

         Cash provided by financing activities was $29.5 million for 1999, related primarily to borrowings under the revolving line-of-credit. Cash provided by financing activities in 1998 was $74.6 million, related primarily to the issuance of convertible subordinated notes, offset by repayment of the line-of-credit. Cash provided by financing activities was $109.2 million for 1997 consisting primarily of borrowings against the line-of-credit. As of December 31, 1999, the Company had $44.7 million available on its line-of-credit and $7.1 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $14.7 million issued in connection with workers' compensation insurance and certain facility leases.

         Net days revenue in accounts receivable, including the $8.0 million additional provision for doubtful accounts discussed above, was 62 days at December 31, 1999, compared to 60 days at December 31, 1998 and 61 days at December 31, 1997. Accounts receivable at December 31, 1999, increased to $141.8 million, compared to $127.1 million at December 31, 1998, and $87.7 million at December 31, 1997. Growth in these amounts from 1998 to 1999 has been primarily related to delays in payment from certain state Medicaid programs and the integration of acquired operations.

         The Company has historically sought to provide its services in leased premises, especially in the case of larger facilities. However, the Company has increased its real estate purchases, particularity residential homes, in response to changes in certain reimbursement methodologies primarily related to its expansion of services provided to consumers in community-based settings. Further, when cost-effective, the Company may exercise options to purchase real estate available under the terms of certain of its leasing arrangements. In the first quarter of 2000, the Company expects to exercise its option under a lease arrangement to purchase approximately $8 million in real estate. Also, acquisitions may involve the purchase of real estate.

         The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of cash generated from operating activities, utilization of the Company's revolving credit facility and the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company's ability to raise significant amounts of expansion capital. As a result, the Company's growth rate going forward, with its emphasis on internally-generated growth, is expected to be lower than in recent years when acquisitions produced higher growth rates. The Company is exploring other sources of capital, including a sale-leaseback of its owned real estate properties, and believes such sources in addition to cash generated from operations and amounts remaining available under its credit facility will be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements in 2000, in light of the Company's reduced growth rate.

CERTAIN RISK FACTORS

         The Company's growth in revenues has been directly related to a considerable increase in the number of individuals served in each of its operating segments. This growth has been largely dependent upon development-driven activities, including the acquisitions of other businesses or facilities or of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or not-for-profit organizations and the extension or renewal of contracts previously awarded to the Company. As discussed above, the Company's ability to raise additional capital to support such development-driven activities, particularly acquisitions, is currently limited. For this reason and as a result of the Company's emphasis on internal growth as discussed above, the Company expects its growth over the next twelve months to be lower than the rates achieved in recent years.

         The Company's future revenues will depend significantly upon the Company's ability to obtain additional contracts to provide services to the special needs populations it serves, whether through selected acquisitions or awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, which do not require significant outlays of capital. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. Changes in the market for acquisitions and contracts, including increasing competition and the cost to transition or implement these acquisitions or awarded contracts, could also adversely affect the timing and/or viability of future development activities.

         Revenues of the Company's disabilities services segment are highly dependent on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability are dependent upon its ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established or reviewed in one or more of the states in which the Company conducts its operations could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, and in the manner in which billings/costs are reviewed and audited, could also affect revenues and operating profitability. As discussed above, following discussions with various state agencies and clarification obtained regarding certain aspects of state billing procedures, the Company increased its reserve for doubtful accounts by approximately $8 million reflecting a revision of its previous estimate regarding the collectibility of certain older accounts. Management has taken steps to address this issue, including implementing a new comprehensive accounts receivable system to replace its existing systems. Management believes this will enable it to more effectively track and manage its accounts receivable. The failure to properly manage its account balances could adversely affect the Company's consolidated financial condition, results of operations and liquidity.

         The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs and the availability and utilization of its labor force and thus may be affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, the Company's effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care. As discussed above, the difficulty experienced in hiring direct service staff in certain markets is expected to result in higher labor costs in certain operating units of the Company.

         Additionally, the Company's continued maintenance and expansion of its operations are dependent upon continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of the populations it serves. The success in operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements and include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the "Certain Risk Factors" section above. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries:
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
             1999, 1998 and 1997
           Consolidated Statements of Shareholders' Equity for the years ended
             December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

         Refer to pages F-1 through F-18.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report

(1)      Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries
             (refer to "F" pages):

           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
               1999, 1998 and 1997
           Consolidated Statements of Shareholders' Equity for the years ended
               December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the years ended December
               31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

    (2) All financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

    (3)   Listing of Exhibits:

     2.1 Stock Purchase Agreement by and among the Company and (i) Normal Life, Inc., (ii) J. Robert Shaver, Kathryn S. Graham, and Frederic H. Davis, and (iii) minority shareholders, dated February 4, 1998. Exhibit 2.1 to the Company's Report on Form 8-K dated March 12, 1998 filed on March 27, 1998 is hereby incorporated by reference.

     2.2 Agreement and Plan of Merger by and among Res-Care, Inc., Res-Care Sub., Inc., and PeopleServe, Inc. Appendix A to the Company's Registration Statement on Form S-4 (Reg. No. 333-75875) is hereby incorporated by reference.

     3.1 Amended and Restated Articles of Incorporation of the Company dated December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.

     3.2 Bylaws of the Company. Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-48749) is hereby incorporated by reference.

     4.1 Article VI of the Amended and Restated Articles of Incorporation of the Company included in Exhibit 3.1.

     4.2 Indenture, dated as of November 21, 1997, between the Company and PNC Bank, Kentucky, Inc. Exhibit 4.3 to the Company's Registration Statement on Form S-3, (Reg. No. 333-44029) is hereby incorporated by reference.

     4.3 Statement of Additional Terms and Conditions dated as of March 15, 1998 relating to $22,000,000 of 5.9% Convertible Subordinated Notes due 2005. Exhibit 2.2 of the Company's Report on Form 8-K dated March 12, 1998 and filed on March 27, 1998 is hereby incorporated by reference.

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

     10.7  Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995.
           Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

     10.8 Amended and Restated Employment Agreement dated as of October 26, 1995, and amended November 5, 1996, between the Company and Ronald G. Geary. Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.
           *

     10.9 Employment Agreement dated January 1, 1997 between the Company and Jeffrey M. Cross. Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference. *

     10.10 Employment Agreement dated April 13, 1997 between the Company and Paul G. Dunn. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is hereby incorporated by reference.
           *

     10.11 Amendment to the Employment Agreement between the Company and Jeffrey
           M. Cross, dated August 4, 1997. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is hereby incorporated by reference. *

     10.12 Amendment to the Employment Agreement between the Company and Paul G. Dunn, dated August 4, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is hereby incorporated by reference. *

     10.13 Employment Agreement between the Company and E. Halsey Sandford, dated January 26, 1998. Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference. *

     10.14 1998 Amended and Restated Loan Agreement by and among PNC Bank, National Association as Administrative Agent, and the banks listed on
           Schedule 1 thereto and Res-Care, Inc., dated June 30, 1998. Exhibit
           10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

     10.15 Amendment to the Employment Agreement between the Company and Ralph
           G. Gronefeld, Jr., dated August 15, 1998. Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated by reference. *

     10.16 Employment Agreement between the Company and Ralph G. Gronefeld, Jr., dated January 1, 1998. Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.*

     10.17 1999A Amendment to Loan Instruments by and between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999. Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999 is hereby incorporated by reference.

     10.18 1999B Amendment to Loan Instruments by and between PNC Bank, National Association; the Banks identified on Schedule 1 thereto; and Res-Care, Inc., dated June 28, 1999. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999 is hereby incorporated by reference.*

     10.19 Extension of Employment Agreement between the Company and E. Halsey Sandford, dated February 3, 2000 (filed herewith).*

     21.1  Subsidiaries of the Company (filed herewith)

     23.1  Consent of Independent Auditors (filed herewith)

     24.1  Power of Attorney (included on signature page)

     27.1  Financial Data Schedule - December 31, 1999

     27.2  Financial Data Schedule - December 31, 1998 (Restated)

     27.3 Financial Data Schedule - December 31, 1997 (Restated)

*        Management contracts or compensatory plan or arrangements.

(b)      Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

    On February 28, 2000, the Company filed a report on Form 8-K to announce its fourth quarter and 1999 results and that the Company had received a proposal to acquire all of the outstanding ResCare shares from a management-led buyout group, which was subsequently withdrawn.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  RES-CARE, INC



Date:   March 29, 2000           By:  /s/ Ronald G. Geary
        --------------             -------------------------------------
                                   Ronald G. Geary
                                   Chairman of the Board, President and
                                   Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                            Title                                          Date
             ---------                                            -----                                          ----
/s/ Ronald G. Geary                               Chairman of the Board, President, Chief             March 29, 2000
-----------------------------                                                                         --------------
Ronald G. Geary                                   Executive Officer and Director
                                                  (Principal Executive Officer)


/s/ E. Halsey Sandford                            Senior Executive and Director                       March 29, 2000
-----------------------------                                                                         --------------
E. Halsey Sandford


/s/ Ralph G. Gronefeld, Jr.                       Executive Vice President,                           March 29, 2000
-----------------------------                                                                         --------------
Ralph G. Gronefeld, Jr.                           Finance and Administration and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

/s/ James R. Fornear                              Director                                            March 29, 2000
-----------------------------                                                                         --------------
James R. Fornear


/s/ Seymour L. Bryson                             Director                                            March 29, 2000
-----------------------------                                                                         --------------
Seymour L. Bryson


/s/ W. Bruce Lunsford                             Director                                            March 29, 2000
-----------------------------                                                                         --------------
W. Bruce Lunsford


/s/ Spiro B. Mitsos                               Director                                            March 29, 2000
-----------------------------                                                                         --------------
Spiro B. Mitsos

/s/ Olivia F. Kirtley                             Director                                            March 29, 2000
-----------------------------                                                                         --------------
Olivia F. Kirtley

/s/ Vincent D. Pettinelli                         Director                                            March 29, 2000
-----------------------------                                                                         --------------
Vincent D. Pettinelli

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report........................................................................................F-2
Consolidated Balance Sheets - As of December 31, 1999 and 1998......................................................F-3
Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997....................................F-4
Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1999, 1998 and 1997......................F-5
Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997................................F-6
Notes to Consolidated Financial Statements..........................................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Res-Care, Inc.:

     We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                    /s/ KPMG LLP


Louisville, Kentucky
February 24, 2000

                         RES-CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31
                                                                                               1999              1998
                                                                                               ----              ----
                                                                                          (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents......................................................      $     7,057         $    10,376
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $17,163 in 1999 and $10,291 in 1998............................          141,807             127,093
     Refundable income taxes........................................................               --                 100
     Deferred income taxes..........................................................           14,406               9,257
     Prepaid expenses and other current assets......................................            7,286               9,372
                                                                                          -----------         -----------
                Total current assets................................................          170,556             156,198
                                                                                          -----------         -----------
Property and equipment, net.........................................................          102,739              90,053
Excess of acquisition cost over net assets acquired, less accumulated
     amortization of $16,199 in 1999 and $8,433 in 1998.............................          220,493             213,723
Other assets........................................................................           29,343              33,819
                                                                                          -----------         -----------
                                                                                          $   523,131         $   493,793
                                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable.........................................................      $    13,388         $    14,820
     Accrued expenses...............................................................           48,820              55,175
     Accrued income taxes...........................................................            1,145               3,637
     Current portion of long-term debt..............................................            6,047               6,297
     Current portion of obligations under capital leases............................              627                 783
                                                                                          -----------         -----------
                Total current liabilities...........................................           70,027              80,712
                                                                                          -----------         -----------
Long-term liabilities...............................................................            4,572               6,340
Long-term debt  ....................................................................          276,537             233,847
Obligations under capital leases....................................................            8,502              17,835
Deferred income taxes...............................................................              109                 472
                                                                                          -----------         -----------
                Total liabilities...................................................          359,747             339,206
                                                                                          -----------         -----------
Commitments and contingencies Shareholders' equity:
     Preferred shares, no par value, authorized 1,000,000 shares, no shares
         issued or outstanding......................................................               --                  --
     Common stock, no par value, authorized 40,000,000 shares, issued
         28,727,027 shares in 1999 and 1998.........................................           50,770              50,770
     Additional paid-in capital.....................................................           28,413              26,084
     Retained earnings..............................................................           87,175              80,837
                                                                                          -----------         -----------
                                                                                              166,358             157,691
     Less cost of common shares in treasury (4,474,139 shares in 1999
         and 4,670,749 shares in 1998)..............................................           (2,974)             (3,104)
                                                                                          -----------         -----------
                Total shareholders' equity..........................................          163,384             154,587
                                                                                          -----------         -----------
                                                                                          $   523,131         $   493,793
                                                                                          ===========         ===========


          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1999         1998         1997
                                                                                           ----         ----         ----
                                                                                        (In thousands, except per share data)

Revenues ...........................................................................$     834,078   $  708,385   $  470,966

Facility and program expenses.......................................................      726,068      610,231      408,835
                                                                                      -----------  -----------  -----------
Facility and program contribution...................................................      108,010       98,154       62,131
Operating expenses (income):
     Corporate general and administrative...........................................       27,726       27,590       20,061
     Depreciation and amortization..................................................       21,107       18,561        9,808
     Merger-related charge..........................................................       20,498           --           --
     (Gain) loss from sale of assets................................................           40         (307)        (100)
                                                                                      -----------  -----------  -----------
                Total operating expenses............................................       69,371       45,844       29,769
                                                                                      -----------  -----------  -----------

     Operating income...............................................................       38,639       52,310       32,362

Other expenses (income):
     Interest expense...............................................................       19,925       15,556        6,600
     Interest income................................................................       (1,175)      (1,662)      (1,002)
                                                                                      -----------  -----------  -----------
                Total other expenses................................................       18,750       13,894        5,598
                                                                                      -----------  -----------  -----------

Minority interest in income of consolidated subsidiary..............................           --           --         (146)
                                                                                      -----------  -----------  -----------
Income from continuing operations before income taxes...............................       19,889       38,416       26,618
Income tax expense..................................................................       10,153       15,484       10,987
                                                                                      -----------  -----------  -----------
Income from continuing operations...................................................        9,736       22,932       15,631
Gain from sale of unconsolidated affiliate, net of tax..............................          534           --           --
Cumulative effect of accounting change, net of tax..................................       (3,932)          --           --
                                                                                      -----------  -----------  -----------
     Net income ....................................................................      $ 6,338    $  22,932    $  15,631
                                                                                          =======     =========    =========

Basic earnings per share from continuing operations.................................  $      0.40  $      0.96  $      0.69
Gain from sale of unconsolidated affiliate, net of tax..............................         0.02           --           --
Cumulative effect of accounting change, net of tax..................................        (0.16)          --           --
                                                                                      -----------  -----------  -----------
Basic earnings per share............................................................  $      0.26  $      0.96  $      0.69
                                                                                      ===========  ===========  ===========

Diluted earnings per share from continuing operations...............................  $      0.39  $      0.90  $      0.68
Gain from sale of unconsolidated affiliate, net of tax..............................         0.02           --           --
Cumulative effect of accounting change, net of tax..................................        (0.16)          --           --
                                                                                      -----------  -----------  -----------
Diluted earnings per share..........................................................  $      0.25  $      0.90  $      0.68
                                                                                      ===========  ===========  ===========

Weighted average number of common shares:
     Basic..........................................................................       24,184       23,898       22,554
     Diluted........................................................................       24,970       31,225       23,714


          See accompanying notes to consolidated financial statements.

                        RES-CARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Additional
                                                Common Stock        Paid-In      Retained       Treasury Stock
                                                ------------                                    --------------
                                              Shares     Amount     Capital      Earnings     Shares     Amount      Total
                                              ------     ------     -------      --------     ------     ------      -----
                                                                         (In thousands)

Balance at January 1, 1997...............     25,901  $   24,627   $   13,771    $  42,508     5,706   $ (3,789)  $    77,117

Net income...............................         --          --           --       15,631        --         --        15,631
Exercise of stock options,
     including related tax benefit.......         --          --        3,331           --      (537)       359         3,690
Income tax benefit related to
     Premier pooling-of-interests........         --          --        2,320           --        --         --         2,320
Sale of common stock, net of
     expenses............................      2,826      26,143           --           --        --         --        26,143
Issuance of shares in
     connection with an acquisition......         --          --        1,529           --      (135)        89         1,618
Partnership distributions................         --          --           --         (234)       --         --          (234)
                                           ---------  ----------   ----------    ---------   -------   --------   -----------

Balance at December 31, 1997.............     28,727      50,770       20,951       57,905     5,034     (3,341)      126,285

Net income...............................         --          --           --       22,932        --         --        22,932
Exercise of stock options,
     including related tax benefit.......         --          --        4,670           --      (337)       220         4,890
Issuance of shares in connection
     with an acquisition.................         --          --          463           --       (26)        17           480
                                           ---------  ----------   ----------    ---------   -------   --------   -----------

Balance at December 31, 1998.............     28,727      50,770       26,084       80,837     4,671     (3,104)      154,587

Net income...............................         --          --           --        6,338        --         --         6,338
Exercise of stock options,
     including related tax benefit.......         --          --        2,329           --      (197)       130         2,459
                                           ---------  ----------        -----    ---------   -------   --------         -----

Balance at December 31, 1999.............     28,727  $   50,770   $   28,413    $  87,175     4,474   $ (2,974)  $   163,384
                                           =========  ==========   ==========    =========   =======   ========   ===========

          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1999         1998         1997
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
     Net income.....................................................................  $     6,338  $    22,932  $    15,631
     Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization..............................................       21,107       18,561        9,808
         Amortization of discount on notes..........................................          723          467           49
         Deferred income taxes......................................................       (3,891)        (598)        (706)
         Loss (gain) from sale of assets............................................           40         (307)        (100)
         Merger-related charge......................................................        3,726           --           --
         Provision for losses on accounts receivable................................       10,533        2,136        2,462
         Gain from sale of unconsolidated affiliate, net of tax.....................         (534)          --           --
         Cumulative effect of change in accounting, net of tax......................        3,932           --           --
         Income applicable to minority interest of consolidated
              subsidiary............................................................           --           --          146
     Changes in operating assets and liabilities:
         Accounts and notes receivable..............................................      (22,868)     (34,784)     (24,365)
         Prepaid expenses and other current assets..................................       (2,095)      (1,476)        (904)
         Other assets...............................................................         (358)      (1,109)        (259)
         Accounts payable...........................................................       (2,306)      (5,398)       8,524
         Accrued expenses...........................................................       (5,859)       3,950        6,532
         Accrued income taxes.......................................................       (1,174)       2,576        1,724
         Long-term liabilities......................................................       (1,779)      (1,254)        (593)
                                                                                      -----------  -----------  -----------
              Cash provided by operating activities.................................        5,535        5,696       17,949
                                                                                      -----------  -----------  -----------
INVESTING ACTIVITIES:
         Purchase of property and equipment.........................................      (23,604)     (16,677)     (10,518)
         Acquisitions of businesses, net of cash acquired...........................      (14,780)    (121,813)     (57,813)
         Other  ....................................................................           --       (1,115)      (2,002)
                                                                                      -----------  -----------  -----------
              Cash used in investing activities.....................................      (38,384)    (139,605)     (70,333)
                                                                                      -----------  -----------  -----------
FINANCING ACTIVITIES:
         Net borrowings (repayments) under notes payable to bank....................       56,987       79,244      (17,045)
         Repayment of notes payable.................................................      (20,786)      (7,456)      (7,275)
         Payments on obligations under capital lease................................       (7,794)        (721)        (562)
         Proceeds from issuance of convertible subordinated notes...................           --           --      106,079
         Proceeds from sale of common stock, net of expenses........................           --           45       26,143
         Proceeds received from exercise of stock options...........................        1,123        3,480        2,118
         Partnership distributions..................................................           --           --         (234)
                                                                                      -----------  -----------  -----------
              Cash provided by financing activities.................................       29,530       74,592      109,224
                                                                                      -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents....................................       (3,319)     (59,317)      56,840
Cash and cash equivalents at beginning of year......................................       10,376       69,693       12,853
                                                                                      -----------  -----------  -----------
Cash and cash equivalents at end of year............................................  $     7,057  $    10,376  $    69,693
                                                                                      ===========  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid for:
         Interest...................................................................  $    18,806  $    13,665  $     5,950
         Income taxes...............................................................       15,567       16,085       10,581

Supplemental Schedule of Non-cash Investing and Financing Activities:
     Issuance of common stock in connection with acquisitions.......................  $        --  $       480  $     1,618
     Issuance of notes in connection with acquisitions..............................        2,504       30,289        4,070



          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Description of Business

         The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries (ResCare or the Company). Intercompany transactions and balances are eliminated in consolidation.

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

         For each operating segment, expenses are subject to examination by agencies administering the contracts and services. Management believes that adequate provisions have been made for potential adjustments arising from such examinations. Provision for bad debt expense is provided for in the period the expense is determined by management.

         Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Depreciation and Amortization

         Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20 - 40 years. Assets under capital lease and leasehold improvements are generally amortized over the life of the respective lease. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease. The Company acts as custodian of assets where it has contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

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

         Per Share Data

         The Company's Board of Directors authorized a three-for-two stock split which was distributed on June 4, 1998, to shareholders of record on May 22, 1998. All share and per share data included in this annual report have been restated to reflect the stock split. Per share amounts have also been restated to reflect the issuance of approximately 5,145,000 shares of common stock in the merger with PeopleServe, Inc. (PeopleServe) on June 28, 1999 and the issuance of 613,875 shares of common stock in the acquisition of Premier Rehabilitation Centers (Premier) on January 1, 1997.

         Insurance

         The Company maintains insurance in the form of commercial general liability and commercial umbrella liability policies, which include professional liability insurance. Management intends to maintain such coverages in the future and is of the opinion that insurance coverages are adequate to cover any potential losses on asserted claims. Management is unaware of any incidents that would ultimately result in a loss in excess of the Company's insurance coverages. In addition, the Company self-insures group health insurance for its employees. Such self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company has aggregate stop-loss limits in place to mitigate any material exposure. Workers' compensation claims are covered either under large deductible or retrospective policies or through sponsored insurance funds.

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

         Accounting Change

         Effective January 1, 1999, the Company adopted the provisions of Statement of Position (SOP), 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all costs of start-up activities and organization costs be expensed as incurred. Adoption of SOP 98-5 also required the write-off of the unamortized value of such costs previously capitalized. The write-off of $3.9 million ($0.16 per basic and diluted share), net of tax, is reflected in the consolidated statement of income as the cumulative effect of an accounting change. The effect of adopting SOP 98-5 on income before income taxes and net income for 1999 was determined to be immaterial.

2.       MERGER AND ACQUISITIONS

         On June 28, 1999, ResCare completed a merger with PeopleServe, which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In the merger, the Company issued a total of 5.1 million common shares in exchange for preferred stocks, common stock, and options and warrants which were issued and outstanding prior to the merger. The merger has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements for all periods presented have been restated to include the combined financial results of ResCare and PeopleServe.

         Following is a reconciliation of the operating results previously reported for the years 1995 through 1998 with restated amounts:

                                                                        1998          1997             1996           1995

Revenues:
     As previously reported by ResCare........................    $      524,818  $     308,516  $     225,065  $      177,428
     PeopleServe..............................................           183,567        162,450         92,745          79,904
                                                                  --------------  -------------  -------------  --------------
     As restated..............................................    $      708,385  $     470,966  $     317,810  $      257,332
                                                                  ==============  =============  =============  ==============

Net income:
     As previously reported by ResCare........................    $       19,466  $      12,977  $       9,443  $       16,558
     PeopleServe .............................................             3,466          2,654          1,379           1,549
                                                                  --------------  -------------  -------------  --------------
     As restated..............................................    $       22,932  $      15,631  $      10,822  $       18,107
                                                                  ==============  =============  =============  ==============

         In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through December 31, 1999, approximately $18.1 million of the charge had been utilized through $13.4 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related costs of $2.4 million at December 31, 1999 represents its remaining cash obligations.

         During the two years ended December 31, 1999, the Company has made various acquisitions as set forth below. Except for the PeopleServe merger which was accounted for as a pooling-of-interests, all have been accounted for as purchases. The consolidated financial statements include the operating results of each business acquired for as a purchase from the date of its acquisition. Except for the acquisition of Normal Life, Inc. (Normal Life), pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

         The following table sets forth information regarding acquisitions during 1999 and 1998 which were accounted for as purchases:

                                                                                               Year Ended December 31
                                                                                               1999              1998
                                                                                               ----              ----
Number of acquisitions:
     Disabilities services..........................................................               10                  19
     Job Corps program..............................................................               --                  --
     Other youth services programs..................................................               --                   6
                                                                                          -----------         -----------
                                                                                                   10                  25
                                                                                          ===========         ===========
Allocation of purchase price:
     Buildings, land and equipment..................................................      $       844         $     7,014
     Excess of acquisition cost over net assets acquired............................           11,113             135,840
     Other intangible assets........................................................               85               4,574
     Other..........................................................................              549                 604
                                                                                          -----------         -----------
                                                                                          $    12,591         $   148,032
                                                                                          ===========         ===========

         The following summary of results of operations on a pro forma basis for the year ended December 31, 1998 gives effect to the acquisition of Normal Life as though the acquisition had taken place as of January 1, 1998:


Revenues ...........................................................................$         719,328
Net income..........................................................................           22,585
Basic earnings per share............................................................             0.95
Diluted earnings per share..........................................................             0.89

         These unaudited pro forma results of operations do not reflect the total cost savings or other synergies that may result from the acquisition. In the opinion of management of the Company, all adjustments necessary to present pro forma results of operations have been made. The unaudited pro forma results of operations do not purport to be indicative of the results that would have occurred had the acquisition occurred at the beginning of 1998 or results of operations that may be achieved in the future.

         In connection with the Normal Life acquisition, the Company recognized a liability of approximately $2.4 million associated with termination benefits and the closing of duplicate facilities. Through December 31, 1999, the Company paid approximately $2.1 million against the liability established for such purposes.

3.       OTHER ASSETS

         Other assets are as follows:

                                                                                                     December 31
                                                                                               1999              1998
                                                                                               ----              ----

Long-term receivables and advances to managed facilities............................      $    10,716         $     6,532
Deferred start-up costs, net of accumulated amortization............................               --               6,205
Licenses, net of accumulated amortization...........................................            2,757               2,869
Covenants not to compete, net of accumulated amortization...........................           10,441              12,342
Deposits ...........................................................................            2,951               2,681
Related party receivables...........................................................               --                 844
Other assets........................................................................            2,478               2,346
                                                                                          -----------         -----------
                                                                                          $    29,343         $    33,819
                                                                                          ===========         ===========

4.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                                                     December 31
                                                                                              1999                 1998
                                                                                              ----                 ----
Property and Equipment:
     Land and land improvements.....................................................      $    11,108         $     8,506
     Leasehold improvements.........................................................            9,448               6,214
     Buildings......................................................................           73,500              51,635
     Land and buildings under capital lease.........................................            7,849              20,760
     Equipment under capital lease..................................................            1,514                  --
     Furniture and equipment........................................................           38,887              36,532
                                                                                          -----------         -----------
                                                                                              142,306             123,647
Less accumulated depreciation and amortization......................................           39,567              33,594
                                                                                          -----------         -----------
     Net property and equipment                                                           $   102,739         $    90,053
                                                                                          ===========         ===========

5.       DEBT

         Long-term debt consists of the following:

                                                                                                     December 31
                                                                                               1999              1998
                                                                                               ----              ----

Revolving credit facilities with banks..............................................      $   144,181         $    87,194
6% convertible subordinated notes due 2004, net of unamortized discount
     of $2,298 in 1999 and $2,765 in 1998...........................................          107,062             106,595
5.9% convertible subordinated notes due 2005........................................           22,000              22,000
Notes payable and other.............................................................            9,341              24,355
                                                                                          -----------         -----------
                                                                                              282,584             240,144
     Less current portion...........................................................            6,047               6,297
                                                                                          -----------         -----------
                                                                                          $   276,537         $   233,847
                                                                                          ===========         ===========

         As of December 31, 1999, the Company had $44.7 million available on its revolving credit facility with PNC Bank and $7.1 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $14.7 million issued in connection with workers' compensation insurance and certain facility leases. Interest on the revolving credit facility is based on margins over LIBOR. The rate being paid on the three-month LIBOR at December 31, 1999 was approximately 8%. The revolving credit facility is secured by the common stock of all of the Company's subsidiaries. The revolving credit facility contains financial covenants related to net worth, debt service coverage, indebtedness to cash flow from operations and debt to capitalization.

         Maturities of long-term debt are as follows:

Year Ended
December 31
-----------


2000
 ..........................................................................................................  $   6,047
2001 .....................................................................................................      2,098
2002 .....................................................................................................        764
2003 .....................................................................................................    141,101
2004 .....................................................................................................    110,455
Thereafter................................................................................................     22,119
                                                                                                            ---------
                                                                                                            $ 282,584

ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                                                     December 31
                                                                                               1999              1998
                                                                                               ----              ----

Trade payables......................................................................      $     5,143         $     5,905
Wages and payroll taxes.............................................................           15,024              15,306
Vacation............................................................................            7,745               7,533
Workers' compensation...............................................................            5,635               6,673
Taxes other than income taxes.......................................................            5,506               4,487
Interest............................................................................            2,329               3,060
Other...............................................................................            7,438              12,211
                                                                                          -----------         -----------
                                                                                          $    48,820         $    55,175
                                                                                          ===========         ===========

7.       INCOME TAXES

     Income tax expense attributable to income from continuing operations is summarized as follows:

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1999         1998         1997
                                                                                           ----         ----         ----

Federal:
     Current........................................................................  $    11,296  $    12,558  $     8,981
     Deferred (benefit).............................................................       (3,200)        (380)        (631)
                                                                                      -----------  -----------  -----------
         Total federal..............................................................        8,096       12,178        8,350
State and local:
     Current........................................................................        2,748        3,524        2,712
     Deferred (benefit).............................................................         (691)        (218)         (75)
                                                                                      -----------  -----------  -----------
         Total state and local......................................................        2,057        3,306        2,637
                                                                                      -----------  -----------  -----------

              Total income tax expense..............................................  $    10,153  $    15,484  $    10,987
                                                                                      ===========  ===========  ===========


         A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1999         1998         1997
                                                                                           ----         ----         ----

Federal income tax at the statutory rate............................................       35.0%        35.0%        35.0%
Increase (decrease) in income taxes:
     State taxes, net of federal benefit............................................        5.1          5.2          5.9
     Surtax exemption...............................................................         --         (0.2)        (0.6)
     Nondeductible amortization of goodwill.........................................        5.8          2.5          0.8
     Nondeductible portion of merger-related charge.................................        7.5           --           --
     Jobs tax credits, net..........................................................       (2.0)        (0.4)        (0.2)
     Other..........................................................................       (0.4)        (1.8)         0.4
                                                                                      ---------    ---------    ---------
                                                                                           51.0%        40.3%        41.3%
                                                                                      =========    =========    =========

         During the years ended December 31, 1999, 1998 and 1997, the Company credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $3,308, $1,410 and $1,571, respectively.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                                     December 31
                                                                                               1999              1998
                                                                                               ----              ----
Deferred tax assets:
     Accounts receivable, principally due to allowance for contractual
         adjustments................................................................      $     6,515         $     3,273
     Goodwill and other intangible assets, principally due to purchase
         accounting basis differences and differences in amortization...............               --                 517
     Workers' compensation costs, principally due to accrual for financial
         reporting purposes.........................................................            2,277               1,551
     Compensated absences, due to accrual for financial reporting purposes..........            2,412               2,170
     Other liabilities and reserves, deductible in different periods for
         financial reporting and tax purposes.......................................            2,656               2,585
     Capital lease obligations......................................................              765               1,669
     Deferred gains and revenues, taxable in different periods for financial
         reporting and tax purposes.................................................              946                 523
     Property and equipment due to differences in depreciation......................              358                  --
     Other..........................................................................               --                 492
                                                                                          -----------         -----------
                Total deferred tax assets...........................................           15,929              12,780

Deferred tax liabilities:
     Accounts receivable, principally due to experience rated revenue
         recognition for income tax reporting purposes..............................              140                 100
     Property and equipment, due to differences in depreciation.....................               --                 667
     Deferred start-up costs, due to capitalization for financial reporting
         purposes...................................................................               --               1,929
     Goodwill and other intangible assets, principally due to capitalization
         for financial reporting purposes and differences in amortization...........            1,232                  --
     Change in accounting method for income tax purposes............................              260               1,131
     Other..........................................................................               --                 168
                                                                                          -----------         -----------
                Total deferred tax liabilities......................................            1,632               3,995
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $    14,297         $     8,785
                                                                                          ===========         ===========

Classified as follows:
     Current deferred income tax asset..............................................      $    14,406         $     9,257
     Noncurrent deferred income tax liability.......................................             (109)               (472)
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $    14,297         $     8,785
                                                                                          ===========         ===========

         No valuation allowance for deferred tax assets was required as of December 31, 1999 or 1998, nor was there any change in the total valuation allowance for the years ended December 31, 1999, 1998 and 1997. The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

8.       EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           1999         1998         1997
                                                                                           ----         ----         ----
Income from continuing operations and income available to
     shareholders for basic earnings per share......................................  $     9,736  $    22,932  $    15,631
Interest expense, net of income tax effect, on convertible
     subordinated notes.............................................................           --        5,041          446
                                                                                      -----------  -----------  -----------
Income available to shareholders after assumed conversion
     of convertible subordinated notes..............................................  $     9,736  $    27,973  $    16,077
                                                                                      ===========  ===========  ===========
Weighted average number of common shares used in basic
     earnings per share.............................................................       24,184       23,898       22,554
Effect of dilutive securities:
     Stock options..................................................................          786          825          544
     Convertible subordinated notes.................................................           --        6,502          616
                                                                                      -----------  -----------  -----------
Weighted number of common shares and dilutive potential
     common shares used in diluted earnings per share...............................       24,970       31,225       23,714
                                                                                      ===========  ===========  ===========

         The shares issuable upon conversion of the convertible subordinated notes (6,666,000) were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because to do so would have been antidilutive.

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

         The following table sets forth information about reportable segment profit or loss and segment assets:

                                                                                           Other
                                                           Disabilities      Job           Youth         All     Consolidated
As of and for the year ended December 31:                    Services       Corps        Services     Other (1)     Totals
-----------------------------------------                    --------       -----        --------     ---------     ------

1999
Revenues.............................................       $   654,553  $   126,836  $    52,689  $        --  $   834,078
Segment profit (loss)................................            70,562       12,427        5,313      (29,165)      59,137
Total assets.........................................           433,086       20,942       33,670       35,433      523,131
Capital expenditures.................................            14,665           --        4,863        4,076       23,604
Depreciation and amortization........................            17,885          294        1,487        1,441       21,107

1998
Revenues.............................................       $   570,626  $    99,477  $    38,282  $        --  $   708,385
Segment profit (loss)................................            67,019       10,753        3,964      (29,426)      52,310
Total assets.........................................           387,677       21,055       26,269       58,792      493,793
Capital expenditures.................................            12,939           --        1,191        2,547       16,677
Depreciation and amortization........................            15,070          296        1,282        1,913       18,561

1997
Revenues.............................................       $   407,749  $    46,366  $    16,851  $        --  $   470,966
Segment profit (loss)................................            46,973        4,828        1,605      (21,044)      32,362
Total assets.........................................           197,299       18,470       13,246      114,144      343,159
Capital expenditures.................................             8,284           --          615        1,619       10,518
Depreciation and amortization........................             8,311           49          482          966        9,808

(1) All Other is comprised of Corporate general and administrative expenses and Corporate depreciation and amortization.

10.       BENEFIT PLANS

         The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $2,581, $2,607, and $1,437 in 1999, 1998 and 1997, respectively.

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

         Under a stock option plan adopted October 28, 1993, the Company may grant up to 90,000 shares to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

         Stock option activity is shown below:

                                                           1999                      1998                       1997
                                                 -----------------------   -------------------------   ------------------------
                                                               Weighted-                  Weighted-                 Weighted-
                                                                Average                    Average                   Average
                                                               Exercise                   Exercise                  Exercise
                                                    Shares       Price         Shares       Price        Shares       Price
                                                    ------     ---------       ------     ---------      ------     ---------
Outstanding at beginning of year...............    2,981,127  $     14.34    1,590,840  $     10.25    1,474,796   $     6.26
Granted........................................      126,750        19.93    1,805,754        17.26      794,025        13.07
Exercised......................................     (196,610)        9.21     (337,211)       10.37     (537,506)        3.91
Canceled.......................................     (130,140)       17.02      (78,256)       15.35     (140,475)        8.71
                                                 -----------               -----------               -----------
Outstanding at end of year.....................    2,781,127        14.83    2,981,127        14.34    1,590,840        10.25
                                                 ===========               ===========               ===========
Exercisable at end of year.....................    1,794,701  $     13.92    1,379,802  $     12.92      880,680   $     9.89
                                                 ===========               ===========               ===========


         The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                   Options Outstanding                                          Options Exercisable

---------------------------------------------------------------------------------       --------------------------------------
            Range of             Number        Weighted-Average                             Number
            Exercise         Outstanding at       Remaining      Weighted-Average        Exercisable at      Weighted-Average
             Prices         December 31, 1999  Contractual Life   Exercise Price        December 31, 1999     Exercise Price
            --------        -----------------  ----------------  ----------------       -----------------    -----------------
      $   6.78 to    8.68          359,532       1.2   years     $       7.12                309,087         $       7.18
         10.17 to   14.13        1,539,262       3.3   years            13.32                970,322                13.02
         15.25 to   19.50          291,000       3.6   years            16.10                235,900                15.75
         20.88 to   23.50          591,333       3.5   years            22.83                279,392                22.99
                               -----------                                               -----------
                                 2,781,127       3.1   years     $      14.83              1,794,701         $      13.92
                               ===========                                               ===========

         For financial statement reporting purposes, the Company continues to use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's income from continuing operations, net income and earnings per share amounts would have been reduced to the following pro forma amounts:

                                                                                            Year Ended December 31
                                                                                             ----------------------
                                                                                     1999            1998            1997
                                                                                     ----            ----            ----

     Income from continuing operations..........................................  $     6,760    $    17,599    $    14,703
     Net income................................................................         3,362         17,599         14,703
     Basic earnings per share:
         From continuing operations.............................................         0.28           0.73           0.65
         Net income.............................................................         0.14           0.73           0.65
     Diluted earnings per share:
         From continuing operations.............................................         0.27           0.72           0.64
         Net income.............................................................         0.13           0.72           0.64

         The following table sets forth the fair value of each option grant using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

                                                                                             Year Ended December 31
                                                                                             ----------------------
                                                                                     1999            1998            1997
                                                                                     ----            ----            ----

Fair value per option...........................................................  $      8.25    $      7.83    $      3.95
Risk-free interest rate.........................................................          6.69%          4.66%           5.51%
Dividend yield  ................................................................            0%             0%             0%
Expected volatility.............................................................         0.49           0.48           0.48
Expected life (in years)........................................................          3-4            4-5            5-6

11.      GAIN ON SALE OF UNCONSOLIDATED AFFILIATE

         On May 31, 1995, the Company sold all of its stock in its unconsolidated affiliate, Home Care Affiliates, Inc. (HCAI) for $17.5 million in cash. The Company recognized a gain of $8,819 in its 1995 consolidated financial statements as a result of the transaction. In connection with the sale, the Company entered into an agreement with HCAI, whereby HCAI could seek indemnification for various contingencies present at the time of the transaction. Upon expiration of that and related management agreements, the Company recognized an additional gain on the sale of $534, net of applicable taxes of $355, which is reflected in the 1999 consolidated statement of income.

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $39,196, $32,598 and $20,022 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company also leases certain land and buildings used in operations under capital leases. These leases expire at various dates through 2022 (including renewal operations) and generally require the Company to pay property taxes, insurance and maintenance costs.

         Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1999, are as follows:

                                                                                                Capital
                                                                                                 Lease
                                                                               Capital           Under           Operating
Year Ended December 31                                                         Leases          Sublease            Leases
----------------------                                                        --------        ----------          -------

2000 ..................................................................        $   1,344         $     152      $    23,176
2001 ..................................................................            1,342               147           18,523
2002 ..................................................................            1,342               142           14,542
2003 ..................................................................            1,342               137            9,094
2004 ..................................................................            1,276               132            5,551
Thereafter.............................................................            6,987               650           17,379
                                                                           -------------     -------------    -------------
     Total minimum lease payments......................................           13,633             1,360    $      88,265
                                                                                                              =============
Less amounts representing interest.....................................           (5,373)             (491)
                                                                           -------------     -------------
Present value of minimum lease payments................................            8,260               869
Less current maturities................................................             (558)              (69)
                                                                           -------------     -------------
     Total long-term obligations under capital leases..................    $       7,702     $         800
                                                                           =============     =============

         The Company leases certain of its facilities under capital leases with various partnerships controlled by a director of the Company. Annual payments under these lease arrangements approximate $1.0 million.

         The Company also leases certain of its facilities under an operating lease with a real estate investment trust in which the Company's chairman and another director are members of the trust's board of directors. The lease commenced in October 1998 and extends through 2009. Lease payments to the trust approximated $735 and $183 in 1999 and 1998, respectively. Annual rentals, included in the future minimum rental amounts above, are estimated to be approximately $750, subject to annual increases based on the consumer price index.

         The Company is a party to various legal proceedings arising out of the operation of its facilities and programs and arising in the ordinary course of business. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of the Company.

13.      QUARTERLY DATA (UNAUDITED)

                                                                First        Second        Third       Fourth
                                                               Quarter       Quarter      Quarter      Quarter       Total
                                                               -------       -------      -------      -------       -----
1999
Revenues...............................................     $   200,783  $   208,913  $   211,398  $   212,984  $   834,078
Facility and program contribution......................          28,385       29,755       29,954       19,916      108,010
Net income (loss)......................................           2,678       (6,427)       8,504        1,583        6,338
Basic earnings (loss) per share........................            0.11        (0.27)        0.35         0.07         0.26
Diluted earnings (loss) per share......................            0.13        (0.27)        0.31         0.06         0.25

1998
Revenues...............................................     $   149,619  $   175,281  $   187,145  $   196,340  $   708,385
Facility and program contribution......................          19,414       23,696       26,278       28,766       98,154
Net income.............................................           4,656        4,999        6,508        6,769       22,932
Basic earnings per share...............................            0.20         0.21         0.27         0.28         0.96
Diluted earnings per share.............................            0.19         0.20         0.25         0.25         0.90