Form 10-K/A
period 1999-12-31
RES CARE INC /KY/
filed 2000-04-28
CIK 776325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for transition period from _________ to _________

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

                                    PART III

         The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant) filed with the Commission on March 29, 2000, incorporated Part III of Form 10-K by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders. Such Proxy Statement will not be filed within 120 days of the Registrant's year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 1999 is included in this amendment.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Directors of ResCare


                                         DIRECTOR OR
NAME                            AGE     OFFICER SINCE  PRINCIPAL OCCUPATION

James R. Fornear                69           1974      Retired

Ronald G. Geary                 52           1990      Chairman of the Board, President and
                                                       Chief Executive Officer of ResCare

E. Halsey Sandford              67           1984      Senior Executive of ResCare

Spiro B. Mitsos                 69           1974      Practicing Psychologist

Seymour L. Bryson               62           1989      Associate Chancellor (Diversity),
                                                       Southern Illinois University at Carbondale

W. Bruce Lunsford               52           1992      Chairman of the Board of Ventas, Inc.

Olivia F. Kirtley               49           1998      Vice President of Vermont American Corporation

Vincent D. Pettinelli           56           1999      Retired

         The business experience during the past five years of each of the directors is described below:

         JAMES R. FORNEAR, the founder of ResCare, served as Chairman of the Board of ResCare from 1984 until 1998. Mr. Fornear was the President of ResCare from 1974 to 1990 and Chief Executive Officer of ResCare from 1989 to 1993.

         RONALD G. GEARY, an attorney and certified public accountant, has served as a director and President of ResCare since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board in June 1998 when Mr. Fornear retired. Before he was named Chief Executive Officer, Mr. Geary was Chief Operating Officer of ResCare from 1990 to 1993. Mr. Geary is a director of Ventas, Inc., a real estate investment trust.

         E. HALSEY SANDFORD has been a director of ResCare since 1984 and has been Senior Executive since 1997. From 1992 to 1997, Mr. Sandford served as Executive Vice President responsible for development for ResCare's Division for Persons with Disabilities.

         SPIRO B. MITSOS, PH.D., a psychologist, has been a director of ResCare since 1974. He has been Secretary of ResCare since 1984 and he served as Treasurer of ResCare from 1984 until 1998. Dr. Mitsos has been employed by ResCare to provide psychological consultation services to facilities operated by ResCare since 1984. Dr. Mitsos has served as an adjunct faculty member at Southern Illinois University, the University of Kentucky and the University of Evansville.

         SEYMOUR L. BRYSON, PH.D. has served as a director of ResCare since 1989. Since 1984, Dr. Bryson has held several positions with Southern Illinois University at Carbondale, including professor in the University's Rehabilitation Institute, Dean of the College of Human Resources, Special Assistant to the Chancellor, Executive Assistant to the President and Executive Assistant to the Chancellor.

         W. BRUCE LUNSFORD, an attorney and certified public accountant, has been a director of ResCare since 1992. He has served as Chairman of the Board, President and Chief Executive Officer of Vencor, Inc., a provider of long-term hospital care to chronically ill patients, from 1985 until January 1999 and is Chairman of the Board of Ventas, Inc., a real estate investment trust. On September 13, 1999, Vencor and substantially all of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the federal Bankruptcy Code. Mr. Lunsford is a director of Churchill Downs, Incorporated, an operator of thoroughbred racing tracks.

         OLIVIA F. KIRTLEY, a certified public accountant, was appointed a director of ResCare in October 1998. Ms. Kirtley is currently Vice President of Vermont American Corporation, a manufacturer and marketer of power tool accessories, and has served in various capacities including Treasurer, Vice President-Finance and Chief Financial Officer since 1979. Ms. Kirtley also currently serves as Immediate Past Chair of the American Institute of Certified Public Accountants. Ms. Kirtley is a director of Lancer Corporation, a worldwide manufacturer and distributor of fountain drink and beer dispensing equipment.

         VINCENT D. PETTINELLI has served as a director of ResCare since 1999. Mr. Pettinelli, a founder of PeopleServe, Inc., served as president of PeopleServe, Inc., a provider of services to persons with mental retardation and developmental disabilities, from 1979 until 1996 when he became chairman of the board.

Executive Officers of ResCare

         In addition to Messrs. Geary and Sandford, Jeffrey M. Cross, Paul G. Dunn and Ralph G. Gronefeld, Jr. are executive officers of ResCare.

         Mr. Cross, age 46, has served as Executive Vice President of Operations, Division for Persons with Disabilities since 1994. He has been employed with ResCare since 1984 except for a period between 1987 and 1989. He has served in various administrative positions in ResCare's Division for Persons with Disabilities. In 1991, he was named Vice President for Operations in Kentucky and Indiana.

         Mr. Dunn, age 34, has served as Executive Vice President, Development, since 1997 and has responsibility for overseeing all of ResCare's development activities. In addition, since 1999, Mr. Dunn has served as Executive Vice President for Alternative Youth Services and Youthtrack. From 1992 to 1997, Mr. Dunn was employed by Laidlaw, Inc., most recently as Corporate Director, Financial Operations for the Laidlaw Medical Transportation, Inc. subsidiary, an operator of ambulance services.

         Mr. Gronefeld, age 41, was named Executive Vice President of Finance and Administration in May 1998 after serving as Executive Vice President of Operations for the Division for Youth Services since January 1998 and Vice President responsible for ResCare's Alternative Youth Services and Youthtrack subsidiaries since January 1997. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit and from July 1995 through March 1996, he served as interim senior administrator for ResCare's west region in its Division for Persons with Disabilities. From November 1990 until June 1995, Mr. Gronefeld served as President of Total Color Corporation, a graphic arts firm in Louisville, Kentucky.

         Section 16(a) of the Securities Exchange Act of 1934 requires ResCare's directors and executive officers and people who own more than 10 percent of ResCare's common stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings of the reports.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table provides information concerning compensation awarded to, earned by or paid to the executive officers of ResCare during the year ended December 31, 1999.


                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                       ANNUAL COMPENSATION                AWARDS

                                                                                         SECURITIES
                                                                                         UNDERLYING
NAME AND PRINCIPAL POSITION                                                              OPTIONS/SAR       ALL OTHER
AS OF DECEMBER 31, 1999                          YEAR        SALARY      BONUS (1)       (SHARES)(2)    COMPENSATION (3)
-----------------------                          ----        ------      --------        -----------    ----------------

Ronald G. Geary                                  1999       $314,786     $      0                0           $36,174
  Chairman of the Board, President and           1998        311,279            0          253,100            36,669
    Chief Executive Officer                      1997        309,752      145,105           90,000            18,585

E. Halsey Sandford                               1999        100,000            0                0            10,000
  Senior Executive                               1998        100,000            0                0            10,173
                                                 1997        100,000            0                0             6,000

Jeffrey M. Cross                                 1999        152,250            0                0            22,838
  Executive Vice President Operations            1998        152,267            0           93,700            18,463
    Division for Persons with Disabilities       1997        149,034       30,469           38,750             8,941

Paul G. Dunn                                     1999        155,822            0                0             9,000
  Executive Vice President, Development          1998        150,000            0           93,700            17,810
                                                 1997         96,346       25,001           37,500            43,268

Ralph G. Gronefeld, Jr.                          1999        155,000            0                0             9,300
  Executive  Vice President Finance &            1998        135,736            0          127,500             9,538
  Administration/Chief Financial Officer         1997         84,661       10,296           13,500                 0


--------------------------------

(1) Bonuses paid to the executive officers are based on their employment agreements. In September 1998, additional options were granted under ResCare's 1998 Omnibus Stock Option Plan instead of bonuses that would have been awarded in February 1999 for the year 1998.

(2)      Options reflect the 3-for-2 stock split that was effective in June
         1998.

(3) All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan and to the 401(k) Restoration Plan which is described later. Mr. Geary's other compensation for 1998 and 1999 includes $7,241 and $17,287, respectively, for personal use of the ResCare corporate airplane. Mr. Dunn's other compensation for 1997 includes reimbursement for moving expenses and for 1998 includes forgiveness of the balance of $6,274 due on a loan ResCare made to him when he moved. Mr. Dunn was not eligible to participate in the Retirement Savings Plan in 1997.

       ResCare has established the 401(k) Restoration Plan to permit certain members of management to defer compensation pre-tax and to permit ResCare to contribute on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare's matching contribution on behalf of each participant matches the employee's contribution dollar for dollar up to the first three percent and one-half of the next three percent of the employee's salary which is the same as the contribution ResCare makes for employees who participate in ResCare's Retirement Savings Plan.

       Option Grants for 1999

       There were no options granted in 1999 to executive officers.

       Mr. Cross exercised stock options during the year ending December 31, 1999. The following table indicates the total number of exercisable and unexercisable stock options on December 31, 1999 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The NASDAQ National Market on December 31, 1999 of $12.75 per share.

       Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                           NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                  OPTIONS                 IN-THE-MONEY OPTIONS
                                                            AT DECEMBER 31, 1999          AT DECEMBER 31, 1999
                                                            --------------------          --------------------
                           SHARES
                        ACQUIRED ON       VALUE
    NAME                EXERCISE (#)  REALIZED ($)(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
    ----                ------------  ---------------   -----------    -------------    -----------  -------------
Ronald G. Geary                   0               0    703,546 shares       0 shares     $1,261,759        $     0
E. Halsey Sandford                0               0      2,025 shares       0 shares              0              0
Jeffrey M. Cross             21,750         307,489    146,305 shares  22,020 shares         67,041         21,500
Paul G. Dunn                      0               0    119,980 shares  11,220 shares              0              0
Ralph G. Gronefeld, Jr.           0               0     92,400 shares  52,651 shares         16,125          8,062

---------------------------

(1) Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.

Employment Agreements

         Mr. Geary has an employment agreement with ResCare that extends for a five-year term. It expires in September 2000; however, it automatically renews for one-year periods beginning one year before the expiration date so that the remaining term equals two years. Under the agreement which was signed in 1995, Mr. Geary receives a base salary of $300,000 which is adjusted each year based on the increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers. Mr. Geary is eligible for an annual bonus equal to from 0 percent to 50 percent of his base salary based on performance criteria that Mr. Geary and the executive compensation committee of the board of directors mutually agree to on or before January 1 of each year. Effective on the date of the agreement, Mr. Geary was granted options to purchase 97,500 shares (adjusted for the stock splits) of common stock at a price of $16.00 per share which could be exercised beginning with the date of the grant. In addition, ResCare will grant options to purchase 112,500 shares (adjusted for the 3-for-2 split) of common stock at the fair market value on the last Thursday of February during each of the remaining years of the term of the agreement.

         In addition, ResCare provides to Mr. Geary maximum disability insurance coverage permitted under ResCare's current benefit plan, equips an office in Mr. Geary's home, pays fees for personal tax and financial planning and for an annual physical. The agreement also provides that if Mr. Geary's employment is terminated following a change in the control of ResCare, Mr. Geary shall be entitled to receive the unpaid balance of his full base salary through the effective termination date of the agreement and for an additional two years. The agreement may be terminated with or without cause at any time. If it is terminated without cause, Mr. Geary will continue to receive his base salary for the balance of the term. He would also receive a prorated bonus earned for that year plus any unpaid cash bonus for a prior year. If there is a change of control of ResCare, or if the agreement is terminated without cause, ResCare will repurchase unexercised vested options.

         Mr. Sandford has had an employment agreement with ResCare since March 1, 1992. The agreement was amended effective March 1, 1996 on substantially the same terms and conditions except that effective June 1, 1996 it reduced Mr. Sandford's time commitment to 32 hours a week and established his base salary at $100,000. The agreement automatically renewed effective March 1, 1997 for a one-year term. In January 1998, ResCare entered into a new employment agreement with Mr. Sandford on basically the same terms and conditions effective as of March 1, 1998 for a term of one year. The agreement was renewed effective March 1, 1999 and again effective March 1, 2000. Mr. Sandford does not participate in ResCare's incentive stock option plan or the annual bonus plan.

         ResCare has employment agreements with Messrs. Cross, Dunn and Gronefeld that contain basically the same terms and conditions. The agreements are for initial terms of three years commencing January 1, 1997, May 1, 1997 and January 1, 1998 respectively. The agreements for Messrs. Cross, Dunn and Gronefeld renew automatically for one-year periods after the expiration of their respective terms unless either ResCare or the employee gives notice of termination. ResCare may terminate all of the agreements with or without cause at any time. They provide for base salaries of $150,000, except for Mr. Gronefeld whose base salary is $155,000, subject to annual increases based on the Consumer Price Index "All Items" category. Each of these executives also participates in ResCare's Compensation/Evaluation Bonus Plan and is eligible to receive an annual bonus of up to 25% of that year's base salary. Under the agreements, Messrs. Cross and Dunn each were granted options on August 15, 1997 to purchase 37,500 shares of common stock exercisable on August 15, 1998 and, on August 15, 1998, each was granted options to purchase 75,000 shares of common stock exercisable in 50% increments on August 15, 1999 and 2000. Under his agreement, on August 15, 1998, Mr. Gronefeld was granted options to purchase 37,500 shares of common stock exercisable on August 15, 1999 and, on September 1, 1998, he was granted options to purchase 75,000 shares exercisable in 50% increments on September 1, 1999 and 2000. The exercise price for the options under all of the agreements is the closing sale price of the common stock on the grant date.

         Bonuses awarded under the Compensation/Evaluation Bonus Plan are based on achieving various individual, department, division and Company goals, including goals that relate to such matters as quality control compliance, divisional revenue growth, and budgetary compliance. Bonuses are calculated on the basis of the percentage of goals met during the year.

         If any of the agreements with Messrs. Sandford, Cross, Dunn and Gronefeld are terminated without cause, the employee will receive the full base salary for six months after the date of termination, unless the termination is after a change of control in which case he will receive the full base salary for one year after termination. In case of termination without cause, Messrs. Cross, Dunn and Gronefeld will also receive a cash bonus prorated based on the number of full months that have passed from the immediately preceding January 1 (May 1 for Mr. Dunn) until the date of termination, plus any earned but unpaid cash bonus from a prior period. If ResCare terminates an executive's employment agreement for cause, the executive would not be entitled to any compensation following the date of termination other than the pro rata amount of the then current base salary through such date. If their employment is terminated for any reason, Mr. Sandford will be prohibited from competing with ResCare for five years and Messrs. Geary, Cross, Dunn and Gronefeld will be prohibited for one year.

Compensation of Directors

         Directors who are employees of ResCare receive no compensation for their services as directors. ResCare's non-employee directors, Messrs. Fornear, Bryson, Lunsford, Pettinelli and Ms. Kirtley, receive an annual retainer of $6,000 plus $1,000 for each board meeting that they attend and $500 for each committee meeting they attend as members of committees of the board. In addition, the non-employee directors participate in ResCare's 1993 Non-Employee Directors Stock Ownership Incentive Plan which provides for the grant of options to purchase 4,500 shares of ResCare common stock to each non-employee director on the first business day of July of each year that the director serves on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Equity Securities

         The following table shows certain information about the beneficial ownership of ResCare common stock as of March 31, 2000 by:

         o each person whom ResCare knows beneficially owns more than five percent of the outstanding shares of ResCare common stock;

         o   each of ResCare's directors;

         o each of ResCare's executive officers named in the Summary Compensation Table; and

         o   all directors and executive officers of ResCare as a group.

         Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.


                                                                      NUMBER OF SHARES
NAME AND ADDRESS (1)                                               BENEFICIALLY OWNED (2)      PERCENT OF TOTAL
--------------------                                               ----------------------      ----------------
James R. Fornear                                                      2,621,795  (3)(4)              10.8%
Vincent D. Pettinelli                                                 2,305,504                       9.5%
Ronald G. Geary                                                       1,614,138    (5)                6.4%
FMR Corporation                                                       1,606,800    (6)                6.6%
Margaret H. Fornear                                                   1,363,876    (7)                5.6%
Spiro B. Mitsos, Ph.D.                                                  283,265    (8)                1.2%
Jeffrey M. Cross                                                        167,154    (9)                 *
E. Halsey Sandford                                                      143,715   (10)                 *
Paul G. Dunn                                                            121,280   (11)                 *
Ralph G. Gronefeld, Jr.                                                 100,115   (12)                 *
W. Bruce Lunsford                                                        57,750   (13)                 *
Seymour L. Bryson, Ph.D.                                                 28,688   (14)                 *
Olivia F. Kirtley                                                         9,225   (15)                 *
All directors and executive officers as a group (11 persons)          7,452,599   (16)                29.2%



* Indicates less than 1 percent of outstanding common stock.

(1) The following are addresses of the people ResCare knows beneficially own more than five percent of the outstanding common stock: James R. and Margaret H. Fornear, 4331 U.S. 60 East, Marion, Kentucky 42064; Vincent D. Pettinelli, 5943 Macewen Court, Dublin, OH 43017; Ronald G. Geary, 10140 Linn Station Road, Louisville, Kentucky 40223; FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 92109; and Goldman Sachs Asset Management, 1 New York Plaza, New York, NY 10004.

(2) Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of stock beneficially owned by any other person or group. The number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

(3) As husband and wife, James R. Fornear and Margaret H. Fornear each may be considered the beneficial owner of the shares of common stock owned by the other under the applicable rules of the Securities and Exchange Commission. Both Mr. and Mrs. Fornear disclaim such beneficial ownership. Does not include shares owned by Mr. and Mrs. Fornear's adult children.

(4) Includes 1,403,757 shares over which Mr. Fornear shares voting and investment power and 1,218,038 shares over which he has sole voting and investment power. Includes 702,209 shares over which Mr. Fornear shares voting and investment power with Mrs. Fornear as trustee of three trusts of which she is the beneficiary. Also includes 1,125 shares subject to options that are presently exercisable.

(5) Includes 816,046 shares subject to options that are presently exercisable, 3,925 shares held by two family members in which Mr. Geary disclaims beneficial ownership and 2,094 shares held as of February 4, 2000 for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power.

(6) The information for FMR Corporation and its controlling stockholders, Edward D. Johnson, III and Abigail P. Johnson, based on the Schedule 13G dated February 14, 2000 filed with the Securities and Exchange Commission, states that these shares were acquired in the ordinary course of business solely for investment purposes and not for the purpose or effect of changing or influencing the control of ResCare.

(7) Includes 702,209 shares over which Mrs. Fornear has shared voting and investment power as beneficiary of three trusts of which Mr. Fornear is trustee and 661,667 shares over which she has sole voting and investment power. Does not include shares held for the benefit of family members in trusts with an independent trustee.

(8) Represents shares owned jointly by Dr. and Mrs. Mitsos over which they share voting and investment power.

(9) Represents shares owned jointly by Mr. and Mrs. Cross over which they share voting and investment power. Includes 144,504 shares subject to options that are presently exercisable.

(10) Includes 2,025 shares subject to options that are presently exercisable. Does not include 129,622 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(11) Represents shares owned jointly by Mr. and Mrs. Dunn over which they share voting and investment power. Includes 119,980 shares subject to options that are presently exercisable.

(12) Includes 99,151 shares subject to options that are presently exercisable and 264 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld's IRA over which Mr. Gronefeld holds neither voting nor investment power.

(13)  Includes 15,750 shares subject to options that are presently exercisable.

(14)  Includes 15,750 shares subject to options that are presently exercisable.

(15) Includes 5,625 shares over which Ms. Kirtley exercises sole voting and investment power and 3,600 over which she shares voting and investment power with her husband. Also includes 1,125 shares subject to options that are presently exercisable.

(16) Includes 1,215,465 shares subject to options that are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Lunsford, a director of ResCare, is Chairman of the board of Ventas, Inc., a real estate investment trust. Mr. Lunsford owns less than five percent of its common stock and less than one percent of ResCare common stock. Mr. Lunsford serves on the Executive Compensation Committee of the ResCare board of directors. Mr. Geary, a director and Chairman of the board, President and Chief Executive Officer of ResCare, is a director of Ventas. Mr. Geary is the beneficial owner of approximately 6.4 percent of ResCare common stock and less than one percent of Ventas common stock. Mr. Geary serves on the Executive Compensation Committee of Ventas.

         In October 1998, ResCare acquired the stock of Tangram Rehabilitation Network, Inc. As part of that transaction, immediately before the closing, Tangram sold ten real estate properties to Ventas. Tangram then leased the properties back from Ventas. The lease is for a term of twelve years with options to renew for four five-year terms. The annual rent is 10.25 percent of the sales price annually adjusted based on Consumer Price Index subject to some limitations specified in the agreement. Messrs. Lunsford and Geary did not participate when the boards of Ventas and ResCare discussed and voted on the transaction.

         Mr. Pettinelli has an interest in partnerships that own approximately 60 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases generally have terms ranging from 10 to 25 years. Rental under these leases is approximately $1 million annually. In addition, PeopleServe, Inc., a subsidiary of ResCare, has guaranteed or in some other way agreed to be obligated for the payment of funds borrowed by these partnerships from third party lenders. Mr. Pettinelli has indemnified PeopleServe, Inc. and the indemnification is secured with a pledge of ResCare stock or other securities.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RES-CARE, INC



Date: April 28, 2000                By: /s/ Ronald G. Geary
      -------------                    ------------------------------------
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


        Signature                                             Title                                        Date
        ---------                                             -----                                        ----

/s/ Ronald G. Geary                               Chairman of the Board, President, Chief             April 28, 2000
----------------------------------                Executive Officer and Director
Ronald G. Geary                                   (Principal Executive Officer)


/s/ E. Halsey Sandford                            Senior Executive and Director                       April 28, 2000
----------------------------------
E. Halsey Sandford


/s/ Ralph G. Gronefeld, Jr.                       Executive Vice President,                           April 28, 2000
----------------------------------                Finance and Administration and
Ralph G. Gronefeld, Jr.                           Chief Financial Officer
                                                  (Principal Financial Officer)


/s/ James R. Fornear                              Director                                            April 28, 2000
----------------------------------
James R. Fornear


/s/ Seymour L. Bryson                             Director                                            April 28, 2000
----------------------------------
Seymour L. Bryson


/s/ W. Bruce Lunsford                             Director                                            April 28, 2000
----------------------------------
W. Bruce Lunsford


/s/ Spiro B. Mitsos                               Director                                            April 28, 2000
----------------------------------
Spiro B. Mitsos


/s/ Olivia F. Kirtley                             Director                                            April 28, 2000
----------------------------------
Olivia F. Kirtley


/s/ Vincent D. Pettinelli                         Director                                            April 28, 2000
----------------------------------
Vincent D. Pettinelli