Form 10-Q
period 2000-03-31
RES CARE INC /KY/
filed 2000-05-12
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________


                         Commission File Number: 0-20372

                                   ----------

                                 RES-CARE, INC.

             (Exact name of registrant as specified in its charter)

                KENTUCKY                                  61-0875371
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

         10140 LINN STATION ROAD                          40223-3813
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

The number of shares outstanding of the registrant's common stock, no par value, as of April 30, 2000 was 24,315,452.

================================================================================

                                                   INDEX

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                                                       NUMBER
Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000
                 and December 31, 1999..........................................................        2

         Condensed Consolidated Statements of Income for the three
                 months ended March 31, 2000 and 1999...........................................        3

         Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2000 and 1999.....................................        4

         Notes to Condensed Consolidated Financial Statements...................................        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................        7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..............................       11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................       12

Item 6.  Exhibits and Reports on Form 8-K.......................................................       14

         Index to Exhibits......................................................................       15

         Signatures.............................................................................       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                               RES-CARE, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS)
                                         (UNAUDITED)

                                                                March 31         December 31
                                                                  2000               1999
                                                                --------         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                  $ 13,925          $  7,057
     Accounts and notes receivable, net                          162,196           141,807
     Deferred income taxes                                        14,964            14,406
     Prepaid expenses and other current assets                     6,781             7,286
                                                                --------          --------
                Total current assets                             197,866           170,556
                                                                --------          --------
Property and equipment, net                                      109,738           102,739
Excess of acquisition cost over net assets acquired, net         222,865           220,493
Other assets                                                      29,934            29,343
                                                                --------          --------
                                                                $560,403          $523,131
                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                     $ 16,493          $ 13,388
     Accrued expenses                                             50,206            48,820
     Accrued income taxes                                          6,937             1,145
     Current portion of long-term debt                             5,479             6,674
                                                                --------          --------
                Total current liabilities                         79,115            70,027
                                                                --------          --------
Long-term liabilities                                              4,240             4,572
Long-term debt                                                   307,178           285,039
Deferred income taxes                                                109               109
                                                                --------          --------
                Total liabilities                                390,642           359,747
                                                                --------          --------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                 --                --
     Common stock                                                 50,770            50,770
     Additional paid-in capital                                   28,861            28,413
     Retained earnings                                            93,062            87,175
                                                                --------          --------
                                                                 172,693           166,358
     Less cost of common shares in treasury                       (2,932)           (2,974)
                                                                --------          --------
                Total shareholders' equity                       169,761           163,384
                                                                --------          --------
                                                                $560,403          $523,131
                                                                ========          ========

See accompanying notes to unaudited condensed consolidated financial statements.

                          RES-CARE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31
                                                           ------------------------
                                                             2000            1999
                                                           --------        --------
Revenues                                                   $215,435        $200,839

Facility and program expenses                               188,003         172,392
                                                           --------        --------
Facility and program contribution                            27,432          28,447

Operating expenses:
     Corporate general and administrative                     6,307           7,783
     Depreciation and amortization                            5,372           5,087
     Other expense                                              283               5
                                                           --------        --------
         Total operating expenses                            11,962          12,875
                                                           --------        --------

Operating income                                             15,470          15,572
Interest, net                                                 5,407           4,230
                                                           --------        --------

Income before income taxes and
     cumulative effect of accounting change                  10,063          11,342
Income tax expense                                            4,176           4,728
                                                           --------        --------
Income before cumulative effect
     of accounting change                                     5,887           6,614

Cumulative effect of accounting change, net of tax               --          (3,932)
                                                           --------        --------
Net income                                                 $  5,887        $  2,682
                                                           ========        ========

Basic earnings per share before cumulative effect
     of accounting change                                  $   0.24        $   0.27
Cumulative effect of accounting change, net of tax               --           (0.16)
                                                           --------        --------
Basic earnings per share                                   $   0.24        $   0.11
                                                           ========        ========

Diluted earnings per share before cumulative effect
     of accounting change                                  $   0.23        $   0.24
Cumulative effect of accounting change, net of tax               --           (0.12)
                                                           --------        --------
Diluted earnings per share                                 $   0.23        $   0.12
                                                           ========        ========

Weighted average number of common shares:
     Basic                                                   24,279          24,074
     Diluted                                                 31,126          31,829

See accompanying notes to unaudited condensed consolidated financial statements.

                            RES-CARE, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
Cash used in operating activities                            $ (4,054)        $(12,718)

Cash flows from investing activities:
     Purchase of property and equipment                       (11,393)          (4,314)
     Acquisitions of businesses, net of cash acquired            (881)          (7,120)
     Proceeds from sale of asset                                2,042               --
                                                             --------         --------
         Cash used in investing activities                    (10,232)         (11,434)
                                                             --------         --------

Cash flows from financing activities:
     Net borrowings under notes payable to banks               23,191           23,935
     Repayments of notes payable                               (2,526)          (3,418)
     Proceeds received from exercise of stock options             489              295
                                                             --------         --------
         Cash provided by financing activities                 21,154           20,812
                                                             --------         --------

Increase (decrease) in cash and cash equivalents             $  6,868         $ (3,340)
                                                             ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  For further information, refer to the consolidated financial statements and footnotes thereto in ResCare's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                          March 31      December 31
                                                            2000            1999
                                                          --------      -----------
                                                               (In thousands)
Revolving credit facilities with banks ..............     $167,372        $144,181
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,475 and $2,298 in
     2000 and 1999 ..................................      106,885         107,062
5.9% convertible subordinated notes due 2005 ........       22,000          22,000
Obligations under capital leases ....................        8,999           9,129
Notes payable and other .............................        7,401           9,341
                                                          --------        --------
                                                           312,657         291,713
     Less current portion ...........................        5,479           6,674
                                                          --------        --------
                                                          $307,178        $285,039
                                                          ========        ========

NOTE 3.  EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share before the cumulative effect of an accounting change:

                                                                        Three Months Ended
                                                                             March 31
                                                                       ---------------------
                                                                        2000           1999
                                                                       ------         ------
                                                                           (In thousands)
Income before cumulative effect
     of accounting change available to shareholders for basic
     earnings per share ..........................................     $ 5,887         $ 6,614
Interest expense, net of income tax effect, on convertible
     subordinated notes ..........................................       1,230           1,230
                                                                       -------         -------
Income before cumulative effect
     of accounting change available to shareholders after
     assumed conversion of convertible subordinated notes ........     $ 7,117         $ 7,844
                                                                       =======         =======
Weighted average number of common shares used in basic
     earnings per share ..........................................      24,279          24,074
Effect of dilutive securities:
     Stock options ...............................................         181           1,089
     Convertible subordinated notes ..............................       6,666           6,666
                                                                       -------         -------
Weighted average number of common shares and dilutive
     potential common shares used in diluted earnings per share ..      31,126          31,829
                                                                       =======         =======

NOTE 4.  SEGMENT INFORMATION

                  The following table sets forth information about reportable segment profit or loss.

                                                              Other
                             Disabilities        Job          Youth           All          Consolidated
                               Services         Corps        Services       Other (1)         Totals
                             ------------      -------       --------       ---------      ------------
                                                           (In thousands)
Quarter ended March 31:
-----------------------

2000
Revenues .................     $165,650        $34,525        $15,260        $    --         $215,435
Segment profit (loss) ....       17,987          3,272          1,429         (7,218)          15,470

1999
Revenues .................     $157,018        $31,074        $12,747        $    --         $200,839
Segment profit (loss) ....       19,246          3,157          1,259         (8,090)          15,572

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

RECENT DEVELOPMENTS

         In April 2000, ResCare announced the signing of an agreement with an investor group to acquire all of the outstanding shares of ResCare common stock. In the proposed transaction, a company formed by The Carlyle Group, Madison Dearborn Partners, Bear Stearns Merchant Banking and members of ResCare's senior management would merge into ResCare, and ResCare's shareholders would receive $15.75 per share in cash. The transaction is subject to various closing conditions, including approvals by ResCare's shareholders and by various regulatory entities. The transaction is also subject to the closing of a senior credit facility, which will finance a portion of the purchase price. There can be no assurance that any transaction will ultimately be consummated.

MERGER

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

         In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through March 31, 2000, approximately $19.0 million of the charge had been utilized through $14.3 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related cost of $1.5 million at March 31, 2000 represents its remaining cash obligations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Total revenues in 2000 increased 7%, or $14.6 million, to $215.4 million compared to $200.8 million in 1999. Income before the cumulative effect of an accounting change for the first quarter of 2000 was $5.9 million, compared to $6.6 million for the same period in 1999. The contribution each segment made is discussed below.

         Disabilities Services

         Disabilities services revenues increased 5%, or $8.6 million, to $165.6 million in the first quarter of 2000 compared to $157.0 million in 1999. Revenues increased primarily as a result of the effects of internal growth initiatives coupled with rate increases and census growth. As a percentage of revenues, disabilities services facility and program expenses increased from 85.0% in 1999 to 86.6% in 2000. Overall segment profit decreased 7%, or $1.3 million, over 1999 due principally to increased labor costs.

         Job Corps Program

         Job Corps revenues in 2000 increased 11%, or $3.5 million, to $34.5 million compared to $31.1 million in 1999. Segment profit increased 4% from 1999 to 2000. The increase in revenues resulted primarily from the addition of the contract to manage the Treasure Island Job Corps Center commencing in the second quarter of 1999, in addition to increased funding from the Department of Labor
(DOL) for DOL-directed projects.

         Other Youth Services Programs

         Other youth services revenues in 2000 increased 20%, or $2.5 million, to $15.3 million compared to $12.7 million in 1999. Revenues increased primarily as a result of the effects of a full quarter of operating results from some programs started during 1999. Segment profit increased 13.5% in 2000 also as a result of the internal growth and the ongoing impact of operational improvements initiated in 1999.

         Corporate Expenses

         Corporate general and administrative expenses decreased 19%, or $1.5 million, in the first quarter of 2000 compared to 1999. Savings from efficiencies achieved in the PeopleServe merger represented the majority of the decrease. These savings included corporate and administrative personnel and office reductions in former PeopleServe operations. Corporate general and administrative expenses in 2000 decreased as a percentage of total revenues to 2.9% from 3.9% in 1999.

         Net interest expense in 2000 increased $1.2 million to $5.4 million compared to $4.2 million for 1999. The increase resulted primarily from borrowings under the Company's credit facilities to fund asset acquisitions and working capital needs.

         Income taxes decreased to $4.2 million in 2000 compared to $4.7 million in 1999, and reflect effective tax rates of 41.5% and 41.7%, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first three months of 2000, cash used in operating activities was $4.1 million compared to $12.7 million in the same period of 1999, a decrease of $8.6 million, due primarily to lower growth in accounts receivable in 2000 compared to 1999. This increase in accounts receivable is primarily related to delays in payment from certain state Medicaid programs as well as the Department of Labor.

         For the first three months of 2000, cash used in investing activities was $10.2 million compared to $11.4 million in the same period of 1999, a decrease of $1.2 million. The decrease was due primarily to a reduction in cash financed acquisitions offset by an $8.5 million acquisition of formerly-leased homes in the first quarter of 2000.

         For the first three months of 2000, cash provided by financing activities was $21.2 million compared to $20.8 million in the same period of 1999, an increase of $400,000, due primarily to the borrowings necessary in 2000 to fund working capital needs.

         At March 31, 2000, the Company had $18.1 million available on its line-of-credit and $13.9 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $17.9 million issued in connection with workers' compensation insurance and certain facility leases.

         Days revenue in accounts receivable was 69 days at March 31, 2000, compared to 62 days at December 31, 1999. The increase is primarily related to delays in payment from certain state Medicaid programs as well as the Department of Labor.

         The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company's ability to raise significant amounts of expansion capital. As a result, the Company's growth rate going forward, with emphasis on internally-generated growth, will be lower than in recent years when acquisitions produced higher growth rates. The Company is exploring other sources of capital, including a sale-leaseback of its owned real properties, and believes such sources, in addition to cash generated from operations and amounts remaining available under its credit facility, will continue to be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for at least the next twelve months under a reduced growth rate.

         CERTAIN RISK FACTORS

         The Company's historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of its operating segments. This growth has been largely dependent upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. As discussed above, the Company's ability to raise additional capital to support development-driven activities, particularly acquisitions, is currently limited. For this reason and as a result of the

Company's emphasis on internal growth as discussed above, the Company's growth over the next twelve months will be lower than the rates achieved in recent years.

         The Company's future revenues will depend significantly upon the Company's ability to obtain additional contracts to provide services to the special needs populations it serves whether through selected acquisitions, awards in response to requests for proposals for new programs, or in connection with facilities being privatized by governmental agencies, none of which require significant outlays of capital. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. Changes in the market for acquisitions and contracts, including increasing competition, transition costs associated with acquisitions or costs to implement awarded contracts, could also adversely affect the timing and/or viability of future development activities. Additionally, many of the Company's contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could adversely affect the Company's abilities to obtain and retain these contracts.

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

         The Company's cost structure and ultimate operating profitability are significantly dependent on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force, and may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, strikes or work stoppages by certain of its employees represented by labor unions, the Company's future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff in certain markets has resulted in higher labor costs in certain operating units of the Company.

         Additionally, the Company's continued maintenance and expansion of its operations are dependent upon the continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of the populations it serves. The success of operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability. Recent media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs, including some operated by the Company. Adverse media coverage about for-profit providers of these services in general and the Company in particular could, among other things, adversely affect the Company's ability to obtain or retain contracts, discourage government agencies from privatizing facilities and programs, increase regulation and resulting compliance costs, discourage clients from using the Company's services, or otherwise adversely affect the Company's revenues and profitability.

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

         Two class action lawsuits, styled Joyce Opper v. Res-Care, Inc., et. al., and Phronesis Partners, L.P. v. James R. Fornear, et. al., were filed in the Jefferson County, Kentucky Circuit Court in March 2000. The plaintiffs, who claim to be stockholders of the Company, allege that the Company and four of its directors breached fiduciary duties in connection with a buyout proposal by a management-led group which the Company described in its February 24, 2000 press release (and filed on February 28, 2000 under a Current Report on Form 8-K). The group, which included members of the Company's management and three equity investment funds, proposed to purchase all of the Company's common stock for $18 per share. The group subsequently withdrew its proposal before the execution of definitive transaction agreements when the lead equity investment fund decided not to proceed with the transaction because of its concern about the availability of debt financing at acceptable rates in light of current conditions in the credit markets. After a new investment fund replaced the withdrawing fund, negotiations continued between the investor group and a special committee of the Company's board of directors. On April 12, 2000, the investor group entered into an agreement with the Company to acquire all outstanding Company shares in a transaction in which the Company's public stockholders would receive $15.75 per share in cash. The lawsuits seek to enjoin the named defendants from carrying out the buyout proposal and from breaching fiduciary duties in connection with any sale or acquisition of the Company and seek compensatory damages. The Company believes the lawsuits are without merit and is defending these actions vigorously. The Company does not believe the ultimate resolution of these actions will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In September 1997, a lawsuit was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In April 2000, a jury found in favor of the plaintiffs and awarded the plaintiffs $1.5 million in compensatory damages, $600,000 attorneys' fees, and $3.0 million in punitive damages. Based on the advice of counsel, the Company believes that significant grounds exist to reverse the judgment on appeal and expects that a new trial will ultimately be granted. Further, the Company believes that damages, if any, will ultimately be covered by insurance and through indemnification agreements with the former owners. The Company does not believe that the ultimate resolution of the matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In August 1998, with the approval of the State of Indiana, the Company relocated approximately 100 individuals from three of its larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the owner of these facilities filed suit against the Company in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. The Company, on the advice of counsel, believes that the amount of damages being sought by the plaintiffs is approximately $21 million. It appears the claims for compensatory damages may be duplicative. Management believes that this lawsuit is without merit and will defend it vigorously. The Company does not believe the ultimate resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  2 Agreement and Plan of Merger dated as of April 12, 2000, by and among Res-Care, Inc., Redwood Acquisition, Inc. and RWD Holdings, Inc. is incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated April 12, 2000.

                  27.1     Financial Data Schedule - March 31, 2000

                  27.2     Financial Data Schedule - March 31, 1999 (Restated)

         (b)      Reports on Form 8-K:

                  On April 17, 2000, the Company filed a Current Report on Form 8-K announcing the signing of an agreement with an investor group to acquire all of the outstanding shares of ResCare common stock.

                  On April 27, 2000, the Company filed a Current Report on Form 8-K announcing its financial results for the first quarter of 2000.

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER           DESCRIPTION OF DOCUMENT
 ------           -----------------------

   2 Agreement and Plan of Merger dated as of April 12, 2000, by and among Res-Care, Inc., Redwood Acquisition, Inc. and RWD Holdings, Inc. is incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated April 12, 2000

  27.1            Financial Data Schedule - March 31, 2000

  27.2            Financial Data Schedule - March 31, 1999 (Restated)

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RES-CARE, INC.
Registrant

Date:  May 12, 2000              By:      /s/ Ronald G. Geary
      --------------             -----------------------------------------------
                                 Ronald G. Geary
                                 Chairman, President and Chief Executive Officer


Date:  May 12, 2000              By:      /s/ Ralph G. Gronefeld, Jr.
      --------------             -----------------------------------------------
                                 Ralph G. Gronefeld, Jr.
                                 Executive Vice President of Finance &
                                 Administration and Chief Financial Officer