Form 10-Q
period 2000-06-30
RES CARE INC /KY/
filed 2000-08-14
CIK 776325

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ------------------


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

The number of shares outstanding of the registrant's common stock, no par value, as of July 31, 2000 was 24,319,952.

===============================================================================

                                      INDEX

                                                                                          PAGE
PART I.       FINANCIAL INFORMATION                                                      NUMBER

Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2000
                      and December 31, 1999...........................................      2

              Condensed Consolidated Statements of Income for the three
                      months ended June 30, 2000 and 1999 and
                      six months ended June 30, 2000 and 1999.........................      3

              Condensed Consolidated Statements of Cash Flows for the
                      six months ended June 30, 2000 and 1999.........................      4

              Notes to Condensed Consolidated Financial Statements....................      5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................      8

Item 3.       Quantitative and Qualitative Disclosure about Market Risk...............     13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................     14

Item 6.       Exhibits and Reports on Form 8-K........................................     16

              Index to Exhibits.......................................................     17

              Signatures..............................................................     18


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 June 30           December 31
                                                                   2000                1999
                                                                 ---------         -----------
ASSETS
Current assets:
     Cash and cash equivalents                                   $   9,946          $   7,057
     Accounts and notes receivable, net                            156,411            141,807
     Deferred income taxes                                          15,222             14,406
     Prepaid expenses and other current assets                       7,312              7,286
                                                                 ---------          ---------
                Total current assets                               188,891            170,556
                                                                 ---------          ---------
Property and equipment, net                                        110,315            102,739
Excess of acquisition cost over net assets acquired, net           221,874            220,493
Other assets                                                        30,018             29,343
                                                                 ---------          ---------
                                                                 $ 551,098          $ 523,131
                                                                 =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                      $  15,378          $  13,388
     Accrued expenses                                               48,805             48,820
     Accrued income taxes                                               --              1,145
     Current portion of long-term debt                               4,950              6,674
                                                                 ---------          ---------
                Total current liabilities                           69,133             70,027
                                                                 ---------          ---------
Long-term liabilities                                                4,242              4,572
Long-term debt                                                     304,103            285,039
Deferred income taxes                                                  862                109
                                                                 ---------          ---------
                Total liabilities                                  378,340            359,747
                                                                 ---------          ---------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                   --                 --
     Common stock                                                   50,770             50,770
     Additional paid-in capital                                     28,940             28,413
     Retained earnings                                              95,977             87,175
                                                                 ---------          ---------
                                                                   175,687            166,358
     Less cost of common shares in treasury                         (2,929)            (2,974)
                                                                 ---------          ---------
                Total shareholders' equity                         172,758            163,384
                                                                 ---------          ---------
                                                                 $ 551,098          $ 523,131
                                                                 =========          =========



See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended                    Six Months Ended
                                                                         June 30                              June 30
                                                               ----------------------------          --------------------------
                                                                 2000               1999               2000             1999
                                                               ---------          ---------          --------         ---------
Revenues                                                       $ 213,471          $ 206,211          $424,238         $ 404,695

Facility and program expenses                                    188,130            176,456           371,465           346,555
                                                               ---------          ---------          --------         ---------
Facility and program contribution                                 25,341             29,755            52,773            58,140

Operating expenses (income):
     Corporate general and administrative                          7,186              8,225            13,493            16,008
     Depreciation and amortization                                 5,621              5,389            10,993            10,475
     Non-recurring charges                                         1,997             20,498             1,997            20,498
     Other income                                                    (45)               (46)              239               (41)
                                                               ---------          ---------          --------         ---------
         Total operating expenses                                 14,759             34,066            26,722            46,940
                                                               ---------          ---------          --------         ---------

Operating income (loss)                                           10,582             (4,311)           26,051            11,200
Interest, net                                                      5,599              4,663            11,005             8,834
                                                               ---------          ---------          --------         ---------
Income (loss) from continuing operations
     before income taxes                                           4,983             (8,974)           15,046             2,366
Income tax expense (benefit)                                       2,068             (2,013)            6,244             2,717
                                                               ---------          ---------          --------         ---------
Income (loss) from continuing operations                           2,915             (6,961)            8,802              (351)

Gain from sale of unconsolidated affiliate, net of tax                --                534                --               534
Cumulative effect of accounting change, net of tax                    --                 --                --            (3,932)
                                                               ---------          ---------          --------         ---------
Net income (loss)                                              $   2,915          $  (6,427)         $  8,802         $  (3,749)
                                                               =========          =========          ========         =========

Basic earnings (loss) per share from
     continuing operations                                     $    0.12          $   (0.29)         $   0.36         $   (0.01)
Gain from sale of unconsolidated affiliate, net of tax                --               0.02                --              0.02
Cumulative effect of accounting change, net of tax                    --                 --                --             (0.16)
                                                               ---------          ---------          --------         ---------
Basic earnings (loss) per share                                $    0.12          $   (0.27)         $   0.36         $   (0.15)
                                                               =========          =========          ========         =========

Diluted earnings (loss) per share from
     continuing operations                                     $    0.12          $   (0.29)         $    .36         $   (0.01)
Gain from sale of unconsolidated affiliate, net of tax                --               0.02                --              0.02
Cumulative effect of accounting change, net of tax                    --                 --                --             (0.16)
                                                               ---------          ---------          --------         ---------
Diluted earnings (loss) per share                              $    0.12          $   (0.27)         $    .36         $   (0.15)
                                                               =========          =========          ========         =========

Weighted average number of common shares:
     Basic                                                        24,318             24,218            24,298            24,173
     Diluted                                                      24,318             24,218            24,298            24,173



See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
Cash provided by (used in) operating activities               $    304          $   (371)

Cash flows from investing activities:
     Purchase of property and equipment                        (14,850)           (6,680)
     Acquisitions of businesses, net of cash acquired           (2,002)          (13,098)
     Proceeds from sale of asset                                 2,042                --
                                                              --------          --------
         Cash used in investing activities                     (14,810)          (19,778)
                                                              --------          --------

Cash flows from financing activities:
     Net borrowings under notes payable to banks                20,741            47,414
     Repayments of notes payable                                (3,850)          (29,173)
     Proceeds received from exercise of stock options              504             1,611
                                                              --------          --------
         Cash provided by financing activities                  17,395            19,852
                                                              --------          --------

Increase (decrease) in cash and cash equivalents              $  2,889          $   (297)
                                                              ========          ========




See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                  Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                  For further information, refer to the consolidated financial statements and footnotes thereto in ResCare's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                           June 30         December 31
                                                             2000             1999
                                                           -------         -----------
                                                                (In thousands)
Revolving credit facilities with banks ...........         $164,922         $144,181
6% convertible subordinated notes due 2004, net of
     unamortized discount of $2,303 and $2,298 in
     2000 and 1999 ...............................          107,057          107,062
5.9% convertible subordinated notes due 2005 .....           22,000           22,000
Obligations under capital leases .................            8,762            9,129
Notes payable and other ..........................            6,312            9,341
                                                           --------         --------
                                                            309,053          291,713
     Less current portion ........................            4,950            6,674
                                                           --------         --------
                                                           $304,103         $285,039
                                                           ========         ========

NOTE 3.  EARNINGS PER SHARE

              The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                     Three Months Ended            Six Months Ended
                                                           June 30                      June 30
                                                     ------------------           -------------------
                                                     2000          1999           2000           1999
                                                     ----          ----           ----           ----
                                                                     (In thousands)
Convertible subordinated notes................       6,666         6,666          6,666          6,666
Stock options   ..............................          84           882            125            987

NOTE 4.  SEGMENT INFORMATION

         The following table sets forth information about reportable segment profit or loss.

                                                                    Other
                                Disabilities         Job            Youth             All         Consolidated
                                  Services          Corps          Services        Other (1)         Totals
                                ------------        -----          --------        ---------      ------------
                                                               (In thousands)
Quarter ended June 30:

2000
Revenues ................         $168,353         $29,722         $15,396         $     --          $213,471
Segment profit (loss) ...           15,400           3,194           1,720           (7,735)           12,579

1999
Revenues ................         $163,226         $28,774         $14,211         $     --          $206,211
Segment profit (loss) ...           19,729           3,290           1,702           (8,534)           16,187

Six months ended June 30:

2000
Revenues ................         $334,003         $59,584         $30,651         $     --          $424,238
Segment profit (loss) ...           33,387           6,466           3,153          (14,958)           28,048

1999
Revenues ................         $320,188         $58,760         $25,747         $     --          $404,695
Segment profit (loss) ...           38,936           6,506           2,890          (16,634)           31,698


(1) All Other is comprised of corporate general and administrative expenses and corporate depreciation and amortization. The non-recurring charges of $2.0 million and $20.5 million recorded in 2000 and 1999, respectively, are excluded from the calculation of segment profit (loss) for all periods presented.

NOTE 5. CONTINGENCIES

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. Based on the advice of counsel, the Company believes that significant grounds exist to reverse the judgment on appeal and expects that a new trial will ultimately be granted. Management believes that the resolution of the appeal and any subsequent new trial will be favorable to the Company. Further, the Company believes that damages, if any, will ultimately be covered by insurance and through indemnification agreements with the former owners. The Company does not believe that the ultimate resolution of the matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In July 2000, American International Specialty Lines Insurance Company
(AISL) filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe the ultimate resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

RECENT DEVELOPMENTS

         On June 29, 2000, the Company announced that an agreement had been mutually terminated with an investor group which had proposed to acquire all the outstanding shares of ResCare common stock for $15.75 per share in cash. The agreement, which ResCare had indicated was subject to a number of conditions, had been announced April 12, 2000. Although the termination did not result in the payment by ResCare of any cancellation or breakup fees, a non-recurring charge of $2.0 million ($1.2 million, net of tax) of previously deferred costs associated with the transaction were expensed in the second quarter of 2000, which is reflected as a non-recurring charge in the accompanying statement of income.

         Additionally, the Company intends to initiate in the third quarter of 2000 a restructuring and operational reorganization plan. The Company expects to record a charge of approximately $1.5 million before taxes in the third quarter in connection with the plan. When fully implemented later this year, the restructuring is expected to reduce ResCare's annual operating costs by approximately $3.0 million.

MERGER

         On June 28, 1999, ResCare completed its merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999, which is reflected as a non-recurring charge in the accompanying statement of income. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through June 30, 2000, approximately $19.2 million of the charge had been utilized through $14.5 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related cost of $1.3 million at June 30, 2000 represents its remaining cash obligations.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         Total revenues in 2000 increased 4%, or $7.3 million, to $213.5 million compared to $206.2 million in 1999. Including certain non-recurring charges recorded in the second quarter of each year (discussed above), net income for the second quarter of 2000 was $2.9 million, compared to a net loss of $6.4 million for the same period in 1999. Excluding the non-recurring charges, net income for the second quarter of 2000 was $4.1 million compared to $6.7 million for the 1999 period. The contribution each segment made is discussed below.

         Disabilities Services

         Disabilities services revenues increased 3%, or $5.2 million, to $168.4 million in the second quarter of 2000 compared to $163.2 million in 1999. Revenues increased primarily as a result of the effects of internal growth initiatives coupled with rate increases and census growth. As a percentage of revenues, disabilities services facility and program expenses increased from 85.1% in 1999 to 88.2% in 2000 due principally to increased labor costs. Overall segment profit decreased 22%, or $4.3 million, over 1999.

         Job Corps Program

         Job Corps revenues in 2000 increased 3%, or $900,000, to $29.7 million compared to $28.8 million in 1999. Segment profit decreased 3% or $100,000 from 1999 to 2000. The increase in revenues resulted primarily from the addition of the contract to manage the Treasure Island Job Corps Center commencing in the second quarter of 1999.

         Other Youth Services Programs

         Other youth services revenues in 2000 increased 8%, or $1.2 million, to $15.4 million compared to $14.2 million in 1999. Revenues increased primarily as a result of rate increases and census growth. Segment profit remained stable from period to period.

         Corporate Expenses

         Corporate general and administrative expenses decreased 13%, or $1.0 million, in the second quarter of 2000 compared to 1999. Savings from efficiencies achieved in the PeopleServe merger represented the majority of the decrease. These savings included corporate and administrative personnel and office reductions in former PeopleServe operations. Corporate general and administrative expenses in 2000 decreased as a percentage of total revenues to 3.4% from 4.0% in 1999.

         Net interest expense in 2000 increased $900,000 to $5.6 million compared to $4.7 million for 1999. The increase resulted primarily from borrowings under the Company's credit facilities to fund working capital needs.

         Income tax expense was $2.1 million in 2000 reflecting an effective tax rate of 41.5%. The Company recorded a tax benefit of $2.0 million in the second quarter of 1999 as a result of the net loss attributable primarily to the merger-related charge.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total revenues in 2000 increased 5%, or $19.5 million, to $424.2 million compared to $404.7 million in 1999. Including the non-recurring charges discussed above, net income for the first half of 2000 was $8.8 million, compared to a loss from continuing operations of $400,000 for the same period of 1999. Excluding the non-recurring charges, income from continuing operations for the second quarter of 2000 was $10.0 million compared to $14.0 million for the 1999 period. The contribution each segment made is discussed below.

         Disabilities Services

         Disabilities services revenues increased 4%, or $13.8 million, to $334.0 million in the first six months of 2000 compared to $320.2 million in 1999. Revenues increased primarily as a result of internal growth initiatives, coupled with census growth and rate increases. As a percentage of revenues, disabilities services facility and program expenses increased from 85.0% in 1999 to 87.4% in 2000 due principally to increased labor costs. Overall segment profit decreased 14%, or $5.5 million, from 1999.

         Job Corps Program

         Job Corps revenues in 2000 increased 1% to $59.6 million compared to $58.8 million in 1999. Segment profit remained stable from 1999 to 2000.

         Other Youth Services Programs

         Other youth services revenues in 2000 increased 19% or $4.9 million, to $30.6 million compared to $25.7 million in 1999. Revenues increased primarily as a result of the effects of internal growth initiatives and census growth. Segment profit increased 9% from $2.9 million in 1999 to $3.2 million in 2000 also as a result of these initiatives.

         Corporate Expenses

         Corporate general and administrative expenses decreased 16%, or $2.5 million, in the first six months of 2000 compared to 1999, primarily due to savings from efficiencies achieved in the PeopleServe merger. Corporate general and administrative expenses in 2000 decreased as a percentage of total net revenues to 3.2% from 4.0% in 1999.

         Interest expense in 2000 increased $2.2 million to $11.0 million compared to $8.8 million for 1999. The increase resulted primarily from interest on borrowings under the Company's credit facilities to fund working capital needs.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first half of 2000, cash provided by operating activities was $304,000 compared to cash used of $371,000 in the same period of 1999, an increase of $675,000, due primarily to improvements in levels of accounts receivable in 2000 compared to 1999.

         For the first half of 2000, cash used in investing activities was $14.8 million compared to $19.8 million in the same period of 1999, a decrease of $5.0 million. The decrease was due primarily to a reduction in cash financed acquisitions offset by an $8.5 million acquisition of formerly-leased homes in the first half of 2000.

         For the first half of 2000, cash provided by financing activities was $17.4 million compared to $19.9 million in the same period of 1999, a decrease of $2.5 million, due primarily to lower levels of borrowings necessary in 2000 to fund working capital needs.

         At June 30, 2000, the Company had $12.3 million available on its lines-of-credit and $9.9 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $21.3 million issued in connection with workers' compensation insurance and certain facility leases.

         Days revenue in accounts receivable was 66 days at June 30, 2000, compared to 69 days at March 31, 2000 and 62 days at December 31, 1999. The increase from December 31, 1999 is primarily related to accelerated collections from the Department of Labor in December 1999 in advance of Year 2000.

         The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company's ability to raise capital. As a result, management believes the Company's growth rate going forward, with emphasis on internally-generated growth, will be lower than in recent years when acquisition activity, combined with the Company's internal growth, produced higher overall growth rates. The Company continues to explore other sources of capital, including a sale-leaseback of its owned real properties. However, management believes cash generated from operations and amounts remaining available under its credit facility, will continue to be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months under a reduced growth rate.

         CERTAIN RISK FACTORS

         The Company's historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of its operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. As discussed above, the Company's ability to raise additional capital to support development-driven activities, particularly acquisitions, is currently limited. For this reason and as a result of the Company's emphasis on internal growth as discussed above, management believes the Company's growth over the next twelve months will be significantly lower than the rates achieved in recent years.

         The Company's future revenues will depend significantly upon the Company's ability to obtain additional contracts to provide services to the special needs populations it serves, whether through selected acquisitions, awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, without significant outlays of capital. Future revenues also depend on the Company's ability to maintain and renew its existing services contracts and its existing leases. Changes in the market for services and contracts, including increasing competition, transition costs associated with acquisitions or costs to implement awarded contracts, could also adversely affect the timing and/or viability of future development activities. Additionally, many of the Company's contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could adversely affect the Company's abilities to obtain and retain these contracts.

         Revenues of the Company's disabilities services segment depend highly on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company's revenues and operating profitability depend on the Company's ability to maintain its existing reimbursement levels and to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in one or more of the states in which the Company conducts its operations could adversely affect revenues and profitability. Other changes in the manner in which federal and state reimbursement programs are operated, including changes in the interpretation of program policies and procedures by the current administrations, and in the manner in which billings/costs are reviewed and audited could also affect revenues and operating profitability. Additionally, the Health Care Financing Administration is undertaking initiatives that are expected to result in increased scrutiny of state-funded programs. Such initiatives, including audits of state-funded programs and reviews of waiver programs administered by states in which the Company operates, could adversely affect revenues and profitability.

         The Company's cost structure and ultimate operating profitability significantly depend on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force, and may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, strikes or work stoppages by certain of its employees represented by labor unions, the Company's future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff in certain markets has resulted in higher labor costs in certain operating units of the Company. These include costs associated with increased overtime, recruitment and retention and training programs, and use of temporary staffing personnel and outside clinical consultants.

         Additionally, the Company's continued maintenance and expansion of its operations depend on the continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of the populations it serves. The success of operating in a changing environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability. Recent media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs, including some operated by the Company. Adverse media coverage about providers of these services in general and the Company in particular has led to increased regulatory scrutiny in some areas, and could, among other things, adversely affect the Company's ability to obtain or retain contracts, discourage government agencies from privatizing facilities and programs, increase regulation and resulting compliance costs, discourage clients from using the Company's services, or otherwise adversely affect the Company's revenues and profitability.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact, as well as statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the "Certain Risk Factors" section above. Forward-looking statements speak only as of the date on which those statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

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

         Two class action lawsuits, styled Joyce Opper v. Res-Care, Inc., et. al., and Phronesis Partners, L.P. v. James R. Fornear, et. al., were filed in the Jefferson County, Kentucky Circuit Court in March 2000. The plaintiffs, who claimed to be stockholders of the Company, alleged that the Company and four of its directors breached fiduciary duties in connection with a buyout proposal by a management-led group. The group, which included members of the Company's management and three equity investment funds, proposed to purchase all of the Company's common stock for $18 per share. The group subsequently withdrew its proposal before the execution of definitive transaction agreements when the lead equity investment fund decided not to proceed with the transaction because of its concern about the availability of debt financing at acceptable rates in light of current conditions in the credit markets. After a new investment fund replaced the withdrawing fund, negotiations continued between the investor group and a special committee of the Company's board of directors. On April 12, 2000, the investor group entered into an agreement with the Company to acquire all outstanding Company shares in a transaction in which the Company's public stockholders would receive $15.75 per share in cash. After the transaction was voluntarily terminated by the parties on June 29, 2000, the plaintiffs voluntarily dismissed both lawsuits with prejudice, without any payment by the Company.

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. Based on the advice of counsel, the Company believes that significant grounds exist to reverse the judgment on appeal and expects that a new trial will ultimately be granted. Management believes that the resolution of the appeal and any subsequent new trial will be favorable to the Company. Further, the Company believes that damages, if any, will ultimately be covered by insurance and through indemnification agreements with the former owners. The Company does not believe that the ultimate resolution of the matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

         In July 2000, American International Specialty Lines Insurance Company
(AISL) filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe the ultimate resolution of this matter is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.


        In addition, the Company is a party to various other legal and/or administrative proceedings arising out of the operation of its facilities and programs and arising in the ordinary course of business. The Company believes that most of these claims are without merit. Further, many of such claims may be covered by insurance. The Company does not believe the results of these proceedings or claims, individually or in the aggregate, are likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  2     Termination Agreement dated as of June 28, 2000, by and
among Res-Care, Inc., Redwood Acquisition, Inc. and RWD Holdings, Inc. is incorporated by reference to Exhibit 2 to the Company's Form 8-K dated June 29, 2000.

                  27.1  Financial Data Schedule - June 30, 2000

                  27.2  Financial Data Schedule - June 30, 1999 (Restated)

         (b)      Reports on Form 8-K:

                  On June 29, 2000, the Company filed a Current Report on Form 8-K announcing that an agreement with an investor group that proposed to acquire all of the outstanding shares of ResCare common stock had been terminated by mutual agreement.

                                INDEX TO EXHIBITS


  EXHIBIT
   NUMBER         DESCRIPTION OF DOCUMENT
  -------         -----------------------
     2            Termination Agreement dated as of June 28, 2000, by and among
                  Res-Care, Inc., Redwood Acquisition, Inc. and RWD Holdings,
                  Inc. is incorporated by reference to Exhibit 2 to the Company's Form 8-K dated June 29, 2000.

     27.1         Financial Data Schedule - June 30, 2000

     27.2         Financial Data Schedule - June 30, 1999 (Restated)

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant



Date:    August 14, 2000                    By: /s/ Ronald G. Geary
                                                ------------------------------
                                                Ronald G. Geary
                                                Chairman, President and Chief
                                                Executive Officer




Date:    August 14, 2000                    By: /s/ Ralph G. Gronefeld, Jr.
                                                ------------------------------
                                                Ralph G. Gronefeld, Jr.
                                                Executive Vice President of
                                                Finance & Administration and
                                                Chief Financial Officer