Form 10-Q
period 2000-09-30
RES CARE INC /KY/
filed 2000-11-14
CIK 776325

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___.

The number of shares outstanding of the registrant's common stock, no par value, as October 31, 2000, was 24,319,952.


================================================================================

                                      INDEX

                                                                                                           PAGE
                                                                                                          NUMBER

PART I.       FINANCIAL INFORMATION

Item 1.       Unaudited Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2000
                      and December 31, 1999..........................................................        3

              Condensed Consolidated Statements of Income for the three
                      months ended September 30, 2000 and 1999 and
                      nine months ended September 30, 2000 and 1999..................................        4

              Condensed Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2000 and 1999..................................        5

              Notes to Condensed Consolidated Financial Statements...................................        6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................................        9

Item 3.       Quantitative and Qualitative Disclosure about Market Risk..............................       16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................       17

Item 4.       Submission of Matters to a Vote of Security Holders....................................       19

Item 5.       Other Information......................................................................       20

Item 6.       Exhibits and Reports on Form 8-K.......................................................       20

              Index to Exhibits......................................................................       21

              Signatures.............................................................................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 September 30        December 31
                                                                    2000                1999
                                                                    ----                ----
ASSETS
Current assets:
     Cash and cash equivalents                                    $  16,980           $   7,057
     Accounts and notes receivable, net                             163,243             141,807
     Deferred income taxes                                           14,770              14,406
     Prepaid expenses and other current assets                        8,324               7,286
                                                                  ---------           ---------
                Total current assets                                203,317             170,556
                                                                  ---------           ---------
Property and equipment, net                                         109,957             102,739
Excess of acquisition cost over net assets acquired, net            219,932             220,493
Other assets                                                         28,733              29,343
                                                                  ---------           ---------
                                                                  $ 561,939           $ 523,131
                                                                  =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                       $  25,020           $  13,388
     Accrued expenses                                                51,312              48,820
     Accrued income taxes                                                --               1,145
     Current portion of long-term debt                                3,906               6,674
                                                                  ---------           ---------
                Total current liabilities                            80,238              70,027
                                                                  ---------           ---------
Long-term liabilities                                                 3,925               4,572
Long-term debt                                                      300,937             285,039
Deferred income taxes                                                 1,015                 109
                                                                  ---------           ---------
                Total liabilities                                   386,115             359,747
                                                                  ---------           ---------
Commitments and contingencies
Shareholders' equity:
     Preferred shares                                                    --                  --
     Common stock                                                    50,770              50,770
     Additional paid-in capital                                      28,947              28,413
     Retained earnings                                               99,036              87,175
                                                                  ---------           ---------
                                                                    178,753             166,358
     Less cost of common shares in treasury                          (2,929)             (2,974)
                                                                  ---------           ---------
                Total shareholders' equity                          175,824             163,384
                                                                  ---------           ---------
                                                                  $ 561,939           $ 523,131
                                                                  =========           =========



See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30                        September 30
                                                               ---------------------------          ---------------------------
                                                                  2000             1999               2000               1999
                                                                  ----             ----               ----               ----

Revenues                                                       $ 218,246         $ 208,758          $ 642,484         $ 613,453

Facility and program expenses                                    192,632           178,804            564,097           525,359
                                                               ---------         ---------          ---------         ---------
Facility and program contribution                                 25,614            29,954             78,387            88,094

Operating expenses (income):
     Corporate general and administrative                          7,079             5,805             20,572            21,813
     Depreciation and amortization                                 5,642             5,345             16,635            15,820
     Non-recurring charges                                         1,673                --              3,670            20,498
     Other (income) expense                                           66                (1)               304               (42)
                                                               ---------         ---------          ---------         ---------
         Total operating expenses                                 14,460            11,149             41,181            58,089
                                                               ---------         ---------          ---------         ---------

Operating income                                                  11,154            18,805             37,206            30,005
Interest, net                                                      5,926             4,610             16,932            13,444
                                                               ---------         ---------          ---------         ---------
Income from continuing operations
     before income taxes                                           5,228            14,195             20,274            16,561
Income tax expense                                                 2,169             5,691              8,413             8,408
                                                               ---------         ---------          ---------         ---------
Income  from continuing operations                                 3,059             8,504             11,861             8,153

Gain from sale of unconsolidated affiliate, net of tax                --                --                 --               534
Cumulative effect of accounting change, net of tax                    --                --                 --            (3,932)
                                                               ---------         ---------          ---------         ---------
Net income                                                     $   3,059         $   8,504          $  11,861         $   4,755
                                                               =========         =========          =========         =========

Basic earnings per share from continuing operations            $    0.13         $    0.35          $    0.49         $    0.34
Gain from sale of unconsolidated affiliate, net of tax                --                --                 --              0.02
Cumulative effect of accounting change, net of tax                    --                --                 --             (0.16)
                                                               ---------         ---------          ---------         ---------
Basic earnings per share                                       $    0.13         $    0.35          $    0.49         $    0.20
                                                               =========         =========          =========         =========

Diluted earnings per share from continuing
     operations                                                $    0.13         $    0.31          $    0.49         $    0.33
Gain from sale of unconsolidated affiliate, net of tax                --                --                 --              0.02
Cumulative effect of accounting change, net of tax                    --                --                 --             (0.16)
                                                               ---------         ---------          ---------         ---------
Diluted earnings per share                                     $    0.13         $    0.31          $    0.49         $    0.19
                                                               =========         =========          =========         =========

Weighted average number of common shares:
     Basic                                                        24,320            24,299             24,306            24,215
     Diluted                                                      24,320            31,760             24,306            25,139

See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30
                                                                 ------------------------------
                                                                   2000                 1999
                                                                   ----                 ----

Cash provided by (used in) operating activities                  $ 15,493             $ (6,669)

Cash flows from investing activities:
     Purchase of property and equipment                           (18,381)             (11,136)
     Acquisitions of businesses, net of cash acquired              (2,307)             (13,204)
     Proceeds from sale of asset                                    2,042                   --
                                                                 --------             --------
         Cash used in investing activities                        (18,646)             (24,340)
                                                                 --------             --------

Cash flows from financing activities:
     Net borrowings under notes payable to banks                   16,934               56,828
     Repayments of notes payable                                   (4,378)             (29,252)
     Proceeds received from exercise of stock options                 520                1,791
                                                                 --------             --------
         Cash provided by financing activities                     13,076               29,367
                                                                 --------             --------

Increase (decrease) in cash and cash equivalents                 $  9,923             $ (1,642)
                                                                 ========             ========







See accompanying notes to unaudited condensed consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For further information, refer to the consolidated financial statements and footnotes thereto in ResCare's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                               September 30           December 31
                                                                   2000                  1999
                                                                   ----                  ----
                                                                         (In thousands)

Revolving credit facilities with banks                           $161,115               $144,181
6% convertible subordinated notes due 2004, net of
     unamortized discount of $1,947 and $2,298 in
     2000 and 1999                                                107,413                107,062
5.9% convertible subordinated notes due 2005                       22,000                 22,000
Obligations under capital leases                                    8,638                  9,129
Notes payable and other                                             5,677                  9,341
                                                                 --------               --------
                                                                  304,843                291,713
     Less current portion                                           3,906                  6,674
                                                                 --------               --------
                                                                 $300,937               $285,039
                                                                 ========               ========

NOTE 3.  EARNINGS PER SHARE

         The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                               Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                             ----------------------               ------------------------
                                              2000             1999               2000                1999
                                              ----             ----               ----                ----
                                                                   (In thousands)

Convertible subordinated notes               6,666               --               6,666               6,666
Stock options                                   --               --                  71                  --



NOTE 4.  SEGMENT INFORMATION

         The following table sets forth information about reportable segment profit or loss.

                                                                           Other
                                      Disabilities          Job            Youth             All           Consolidated
                                        Services           Corps          Services         Other (1)          Totals
                                        --------           -----          --------         ---------          ------
                                                                      (In thousands)

Quarter ended September 30:

2000
Revenues                                $172,244         $ 30,810         $ 15,192         $     --          $218,246
Segment profit (loss)                     16,176            3,574              801           (7,724)           12,827

1999
Revenues                                $166,548         $ 29,002         $ 13,208         $     --          $208,758
Segment profit (loss)                     20,641            2,943            1,360           (6,139)           18,805

Nine months ended September 30:

2000
Revenues                                $506,247         $ 90,394         $ 45,843         $     --          $642,484
Segment profit (loss)                     49,564           10,040            3,954          (22,682)           40,876

1999
Revenues                                $486,736         $ 87,762         $ 38,955         $     --          $613,453
Segment profit (loss)                     59,577            9,449            4,250          (22,773)           50,503


(1) All Other is comprised of corporate general and administrative expenses and corporate depreciation and amortization. The non-recurring charges recorded in 2000 and 1999 are excluded from the calculation of segment profit (loss) for all periods presented.

NOTE 5.  CONTINGENCIES

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the lawsuits. It is the Company's position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. Also, in addition to having adequate available coverage under the Company's policies of insurance, the Company believes that damages, if any, would ultimately be covered through indemnification agreements with the former owners of the subsidiaries. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

RECENT DEVELOPMENTS

         During the third quarter of 2000, the Company approved and implemented a restructuring and operational reorganization plan. In connection with the plan, the Company recorded a pre-tax charge of approximately $1.7 million ($1.0 million, net of tax, or $0.04 per share) during the third quarter of 2000, which is reflected as a non-recurring charge in the accompanying statement of income. This charge consisted primarily of $700,000 in severance and employee-related costs, $500,000 in lease termination costs, $300,000 in asset write-offs (principally deferred costs associated with pending acquisitions which were discontinued as a result of the plan) and $200,000 in transaction and other costs. Through September 30, 2000, approximately $500,000 of the costs had been utilized.

         On June 29, 2000, the Company announced that an agreement had been mutually terminated with an investor group which had proposed to acquire all the outstanding shares of ResCare common stock for $15.75 per share in cash. Although the termination did not result in the payment by ResCare of any cancellation or breakup fees, a non-recurring charge of $2.0 million ($1.2 million, net of tax) of previously deferred costs associated with the transaction was expensed in the second quarter of 2000, which is included in the non-recurring charges in the accompanying statement of income for the nine months ended September 30, 2000.

MERGER

         On June 28, 1999, ResCare completed its merger with PeopleServe, Inc. (PeopleServe), which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million during the second quarter of 1999, which is reflected as a non-recurring charge in the accompanying 1999 statement of income. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through September 30, 2000, approximately $19.7 million of the charge had been utilized through $15.0 million in cash payments (principally severance and transaction costs) and $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems). The Company believes the remaining balance of accrued merger-related cost of approximately $800,000 at September 30, 2000 represents its remaining cash obligations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Total revenues in 2000 increased 5%, or $9.4 million, to $218.2 million compared to $208.8 million in 1999. Including a non-recurring charge recorded in the third quarter of 2000 (discussed above), net income for the third quarter of 2000 was $3.1 million, compared to $8.5 million for the same period in 1999. Excluding the non-recurring charge, net income for the third quarter of 2000 was $4.0 million. The contribution each operating segment made during the quarter is discussed below.

         Disabilities Services

         Disabilities services revenues increased 3%, or $5.7 million, to $172.2 million in the third quarter of 2000 compared to $166.5 million in 1999. Revenues increased primarily as a result of rate increases and census growth. As a percentage of revenues, disabilities services facility and program expenses increased from 84.9% in 1999 to 88.0% in 2000 due principally to increased labor costs. Overall segment profit decreased 21.6%, or $4.5 million, from 1999.

         Job Corps Program

         Job Corps revenues in 2000 increased 6%, or $1.8 million, to $30.8 million compared to $29.0 million in 1999. Segment profit increased 21%, or $600,000 from 1999 to 2000. The increase in revenues resulted primarily from census build up under the contract to manage the Treasure Island Job Corps Center.

         Other Youth Services Programs

         Other youth services revenues in 2000 increased 15%, or $2.0 million, to $15.2 million compared to $13.2 million in 1999. Revenues increased primarily as a result of rate increases and census growth. Segment profit decreased 41% in 2000 principally as a result of increased labor costs.

         Corporate Expenses

         Corporate general and administrative expenses increased 22%, or $1.3 million, in the third quarter of 2000 compared to 1999. Costs associated with the development and implementation of various information system projects contributed to this increase. Corporate general and administrative expenses in 2000 increased as a percentage of total revenues to 3.2% from 2.8% in 1999.

         Net interest expense in 2000 increased $1.3 million to $5.9 million compared to $4.6 million for 1999. The increase resulted from a combination of higher average interest rates and increased levels of borrowings under the Company's credit facilities from period to period.

         Income taxes decreased to $2.2 million in 2000 compared to $5.7 million in 1999, and reflect effective tax rates of 41.5% and 40.1%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues in 2000 increased 5%, or $29.0 million, to $642.5 million compared to $613.5 million in 1999. Net income for the first nine months of 2000, including the non-recurring charges discussed above, was $11.9 million, compared to $4.8 million for the same period in 1999. Income from continuing operations before the non-recurring charges decreased 36% from 1999. The contribution each operating segment made during the period is discussed below.

         Disabilities Services

         Disabilities services revenues increased 4%, or $19.5 million, to $506.2 million in the first nine months of 2000 compared to $486.7 million in 1999. Revenues increased primarily as a result of census growth and rate increases. As a percentage of revenues, disabilities services facility and program expenses increased from 85.0% in 1999 to 87.6% in 2000 due to increased labor costs. Overall segment profit decreased 17.0%, or $10.0 million, from 1999.

         Job Corps Program

         Job Corps revenues in 2000 increased 3% to $90.4 million compared to $87.8 million in 1999. Additionally, segment profit increased 6%, or $600,000, from 1999 to 2000. The increases in both revenues and profitability resulted primarily from the addition of the contract to manage the Treasure Island Job Corps Center commencing in the second quarter of 1999.

         Other Youth Services Programs

         Other youth services revenues in 2000 increased 18%, or $6.8 million, to $45.8 million compared to $39.0 million in 1999. Revenues increased primarily as a result of internal growth initiatives and census growth. Segment profit decreased 7% from $4.3 million in 1999 to $4.0 million in 2000 due principally to increased labor costs.

         Corporate Expenses

         Corporate general and administrative expenses decreased 6%, or $1.2 million, in the first nine months of 2000 compared to 1999. This decrease was primarily attributable to savings achieved as a result of the PeopleServe merger. These were offset by increases in payroll and payroll-related expenses due primarily to the addition of support staff and increases in salaries, and by an increase in lease expense associated with the company-wide deployment of computer workstations in 1999 as part of the Company's Year 2000 remediation efforts. Corporate general and administrative expenses in 2000 decreased as a percentage of total revenues to 3.2% from 3.6% in 1999.

         Net interest expense in 2000 increased $3.5 million to $16.9 million compared to $13.4 million for 1999. The increase resulted from a combination of higher average interest rates and increased levels of borrowings under the Company's credit facilities from period to period.

         As a result of the merger-related charge recorded in the second quarter of 1999, the effective tax rate of 50.8% for 1999 was higher than the effective tax rate of 41.5% for 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first nine months of 2000, cash provided by operating activities was $15.5 million compared to cash used of $6.7 million in the same period of 1999, an increase of $22.2 million, due primarily to improvements in payment terms of accounts payable and collections on accounts receivable in 2000 compared to 1999.

         For the first nine months of 2000, cash used in investing activities was $18.6 million compared to $24.3 million in the same period of 1999, a decrease of $5.7 million. The decrease was due primarily to a reduction in cash-financed acquisitions offset by an $8.5 million acquisition of formerly leased homes in the first nine months of 2000.

         For the first nine months of 2000, cash provided by financing activities was $13.1 million compared to $29.4 million in the same period of 1999, a decrease of $16.3 million, due primarily to lower levels of borrowings necessary in 2000 to fund working capital needs.

         At September 30, 2000, the Company had $17.3 million available on its lines-of-credit and $17.0 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $20.1 million issued in connection with workers' compensation insurance and certain facility leases.

         Days revenue in accounts receivable were 69 days at September 30, 2000, compared to 66 days at June 30, 2000 and 62 days at December 31, 1999. Accounts receivable were $163.2 million, $156.4 million, and $141.8 million at September 30, 2000, June 30, 2000 and December 31, 1999, respectively. Growth in these amounts has been primarily attributable to delays in payment from certain state Medicaid programs. The Company has devoted significant resources and implemented various programs to accelerate collection of outstanding balances. Additionally, the Company continues to deploy its comprehensive accounts receivable system to its DPD operations in various states which is expected to facilitate improvements in collections.

         The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company's ability to raise capital. As a result, the Company's growth rate going forward, with emphasis on internally-generated growth, can be expected to be lower than in recent years when acquisition activity, combined with the Company's internal growth, produced higher overall growth rates. The Company continues to explore other sources of capital, including the sale and leaseback of its owned real properties. However, management believes cash generated from operations, amounts remaining available under its credit facility and possible sale-leaseback transactions will continue to be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months under a reduced growth rate.

         As of September 30, 2000, the Company has in place a revolving credit facility with a group of banks (the Credit Facility) which provides for maximum borrowings of $195 million. The Credit Facility contains various financial covenants including those related to net worth, debt service coverage, indebtedness to cash flow from operations and debt to capitalization. Under the provisions of the Credit Facility, certain of the financial covenants become more restrictive with the passage of time. As of September 30, 2000, the ratio of debt to capitalization must not exceed .65 to 1.0 and the ratio of indebtedness to cash flow from operations must not exceed 5.25 to 1.0. At September 30, 2000, the Company's ratios were .63 to 1.0 and 5.14 to 1.0, respectively. On December 31, 2000, the ratio of debt to capitalization must not exceed .60 to 1.0 and the ratio of indebtedness to cash flow from operations must not exceed 5.00 to 1.0. The Company's ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and reductions of amounts borrowed under its Credit Facility during the fourth quarter of 2000. Management believes the significant efforts being undertaken, including those to reduce days revenues in accounts receivable and to effect a sale-leaseback of owned real properties, will enable the Company to satisfy the requirements of the Credit Facility.

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

         The Company maintains professional and general liability insurance on professionals and other staff employed in each of its locations in addition to coverage for the customary risks inherent in the operation of business in general. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost. The Company is currently in the process of negotiating with insurance carriers for coverages in 2001. However, the insurance markets have recently tightened, particularly for healthcare providers, with increasing premium costs and limited availability of coverage in some states. Material increases in the cost of insurance coverages, or the inability to obtain adequate coverage, including the risk of increased self-insurance, will likely adversely affect the Company's profitability.

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

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the lawsuits. It is the Company's position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. Also, in addition to having adequate available coverage under the Company's policies of insurance, the Company believes that damages, if any, would ultimately be covered through indemnification agreements with the former owners of the subsidiaries. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

         In August 1998, with the approval of the State of Indiana, the Company relocated approximately 100 individuals from three of its larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the owner of these facilities filed suit against the Company in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. The Company, on the advice of counsel, believes that the amount of damages being sought by the plaintiffs is approximately $21 million. It appears the claims for compensatory damages may be duplicative. Management believes that this lawsuit is without merit and will defend it vigorously. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas initially seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleges that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. The Company and the Attorney General are currently engaged in settlement discussions. While the Company cannot predict whether these discussions will resolve the matter or the terms of any resolution, the Company does not believe that the ultimate resolution of the matter with the State will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Also in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company's position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The Company does not believe the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

         In addition, the Company is a party to various other legal and/or administrative proceedings arising out of the operation of its facilities and programs and arising in the ordinary course of business. The Company believes that most of these claims are without merit. Further, many of such claims may be covered by insurance. The Company does not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The regular annual meeting of shareholders of ResCare was held in Louisville, Kentucky on September 26, 2000. Represented at the meeting, either in person or by proxy, were 20,655,537 voting shares out of a total of 24,371,403 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

         (b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees as listed in the proxy statement.

         (c) Four proposals were submitted to a vote of stockholders as follows:

                  1. The stockholders approved the election of the following persons as directors of the Company:

                                     NAME                    FOR              WITHHELD
                                     ----                    ---              --------

                           James R. Fornear               20,265,503            390,034
                           Ronald G. Geary                20,260,341            395,196
                           E. Halsey Sandford             20,254,670            400,867
                           Spiro B. Mitsos                20,276,537            379,000
                           Seymour L. Bryson              20,274,728            380,809
                           W. Bruce Lunsford              20,148,398            507,139
                           Olivia F. Kirtley              20,272,498            383,039
                           Vincent D. Pettinelli          20,276,974            378,563


                  2. To approve the 2000 Stock Option and Incentive Compensation Plan for employees:

                           Votes For Proposal                                17,137,218
                           Votes Against Proposal                             3,425,033
                           Votes Abstaining                                      93,286


                  3. To approve the 2000 Non-Employee Directors Stock Ownership Incentive Plan:

                           Votes For Proposal                                19,743,586
                           Votes Against Proposal                               804,581
                           Votes Abstaining                                     107,370


                  4. To approve the proposal to ratify the selection of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2000:

                           Votes For Proposal                                20,565,841
                           Votes Against Proposal                                67,439
                           Votes Abstaining                                      22,257

ITEM 5.  OTHER INFORMATION

         On November 2, 2000, the Company announced that its Board of Directors authorized the investment of up to $5.0 million to repurchase the Company's common stock. Subject to availability, the transactions may be made from time to time in the open market or directly from shareholders at prevailing market prices that the Company deems appropriate. Shares repurchased will be reserved for later reissue in connection with stock option plans and other general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule - September 30, 2000

                  27.2     Financial Data Schedule - September 30, 1999
                           (Restated)

         (b)      Reports on Form 8-K:

                  None.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT
------            -----------------------

 27.1             Financial Data Schedule - September 30, 2000

 27.2             Financial Data Schedule - September 30, 1999 (Restated)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




RES-CARE, INC.
Registrant




Date:  November 14, 2000         By: /s/ Ronald G. Geary
                                 -----------------------------------------------
                                 Ronald G. Geary
                                 Chairman, President and Chief Executive Officer




Date:  November 14, 2000         By: /s/ Ralph G. Gronefeld, Jr.
                                 -----------------------------------------------
                                 Ralph G. Gronefeld, Jr.
                                 Executive Vice President of Finance &
                                   Administration and Chief Financial Officer