Form 10-K405
period 2000-12-31
RES CARE INC /KY/
filed 2001-03-23
CIK 776325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from __________ to __________


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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of February 28, 2001, there were 24,348,947 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 28, 2001, was approximately $167,521,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III is incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Res-Care, Inc. (ResCare or the Company) is a leading provider of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities and at-risk and troubled youths. The services provided by the Company have historically been provided by state and local government agencies and not-for-profit organizations. In recent years, service delivery has shifted from government agencies toward private organizations, both not-for-profit and for-profit. The Company's programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD) and disabilities caused by acquired brain injury (ABI), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders. Some have entered the juvenile justice system. Because most of the Company's MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, the Company has experienced high occupancy rates in its MR/DD operations. Occupancy rates in ABI and youth services operations are affected by shorter lengths of stay.

         At December 31, 2000, the Company provided services to approximately 25,900 persons with special needs in 32 states, Washington, D.C., Canada and Puerto Rico, compared to approximately 24,500 persons at December 31, 1999. At December 31, 2000, the Company provided services to approximately 16,500 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, and to approximately 9,400 at-risk and troubled youths in federally-funded Job Corps centers and juvenile treatment programs and facilities operated for state and local agencies.

         There has been a trend throughout the United States toward privatization of service delivery functions for special needs populations as governments at all levels face continuing pressure to control costs and improve the quality of programs. The demands for services for special needs populations in the United States are large, growing and highly fragmented as evidenced by the following industry estimates:

          - Recent studies indicate that more than three million persons in the United States have some level of developmental disability to the extent that professional services are required throughout their lives;

          -    Funding for MR/DD services approximates $25 billion annually;

          - Funding for the domestic youth services industry approximates $60 billion annually.

          - Most MR/DD and youth services providers are small and operate in limited geographic areas.

The Company believes it will continue to have opportunities to participate in the privatization of these services because of its proven programs and operating systems, financial resources, economies of scale and experience working with special needs populations and governmental agencies.

         The Company strives to provide quality and caring services through the operation of efficient and flexible programs. The Company's business strategy is based upon the following key elements; (i) continuing to build upon the Company's leadership position as a provider of disabilities services and of training and support services for disadvantaged youths and other special needs populations; (ii) focusing on quality management of existing programs through models of ongoing program evaluation developed by the Company; and (iii) implementing and maintaining high quality, cost-effective alternatives to programs operated directly by governmental entities and others by providing proven management systems and procedures that assure efficient application of financial and human resources.

         The Company's current growth strategy is primarily to expand its existing programs in markets in which it currently operates, and to selectively pursue other opportunities to provide services. The markets for the Company's services are highly fragmented, and the Company believes that there are continuing opportunities to enhance its market positions through an increased focus on internal growth in the disabilities and youth sectors. As part of its internal growth strategy, the Company strives to build upon its established relationships with governmental entities. There are currently over 200,000 individuals who are on state-compiled waiting lists for various community-based

MR/DD services, and the Company is working with advocates and others to develop funding and find placements for these consumers, as well as to enhance the funding available for existing consumers.

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

         Disabilities Services

         The Company began providing services to persons with disabilities in 1978 through the operation and management of larger facilities (generally serving 40 or more individuals) that offered alternatives to placement in state institutions or traditional nursing homes or other long-term care facilities not capable of providing specialized active treatment required by these individuals. The Company began offering services in 1983 through community-based group homes (generally serving six or fewer individuals) and in 1992 through supported living programs in which persons with disabilities reside in their own residences or apartments with outside support provided as needed. Some of these individuals require 24-hour staffing while others need only periodic services, day programs, supported employment or transportation. Community-based settings enable persons with developmental or other disabilities to live and develop in an environment that encourages each person to achieve maximum independence and self-respect. Approximately 94% of the Company's clients with developmental disabilities are being served in community-based settings. The Company's service patterns to clients with ABI are similar to those with developmental disabilities.

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

                  Vocational Skills Training and Day Programs. The Company provides extensive vocational training or specialized day programs for most individuals served. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as part of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. The Company operates such programs and also contracts for this service with outside providers. The Company's philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. Clients participating in specialized day programs may be older or have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

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

         The Company operates 15 Job Corps centers with a contracted capacity of approximately 7,300 persons. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive condition. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

         The Company also provides, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by the Company.

         Other Youth Services Programs

         In December 1995, the Company began a strategic initiative to expand its Division for Youth Services beyond the Job Corps program and develop services that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The youths targeted to be served through the strategic initiative range from youths who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or other developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs operated through the Company's Alternative Youth Services (AYS) subsidiary include residential treatment programs, the operation of alternative schools, foster care programs and emergency shelters. The Company plans to selectively expand the services provided to these youths. Programs offered for troubled youths through the Company's Youthtrack subsidiary include secure and staff-secure detention programs, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

         The Company's programs include a variety of educational and vocational training programs and comprehensive programs for behavior change, including individual, group and family counseling and training in social and independent living skills. These programs emphasize self-esteem, academic achievement, empathy development, critical thinking and problem solving, anger management and coping strategies, substance abuse treatment and relapse prevention. Programs are designed to: (i) increase self-control and effective problem-solving; (ii) teach youths how to understand and consider other people's values, behaviors and feelings; (iii) show youths how to recognize the effects of their behavior on other people and why others respond to them as they do; and (iv) enable youths to develop alternative, responsible, interpersonal behaviors. Although certain youths in the Company's programs require both drug therapy and treatment for use or abuse of drugs, the Company's goal is to minimize or eliminate the use of medication whenever possible. When appropriate, medication is prescribed by independent physicians and may be administered by Company personnel. Management believes that the breadth of the Company's services and its history of working with youths make the Company attractive to local, state and federal governmental agencies.

OPERATIONS

         Disabilities Services

         Disabilities services operations are organized under six geographic regions for MR/DD services, along with separate business units for Periodic Services and ABI operations. In general, each cluster of group homes, supported living program or larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual's goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

         The Company has developed a model of ongoing program evaluation and quality management which the Company believes provides critical feedback to measure the quality of its various operations. Each operation conducts its own quality assurance program, the Best in Class (BIC) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. The Company believes the BIC system is a vital management tool to evaluate the quality of its programs and has been useful as a marketing tool to promote the Company's programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. All disabilities services senior staff participate in a performance-based management system which evaluates individual performance based on critical job function outcomes. Additionally, the Company demonstrates its commitment to the professional development of its employees by offering classes and training programs, as well as tuition reimbursement benefits.

         Job Corps Program

         The Company's Job Corps centers are operated under contract with the DOL which provides the physical plant and equipment. The Company is directly responsible for the management, staffing and administration of Job Corps centers. A typical ResCare Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

         An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placement of graduates. These are then combined into an overall performance rating. Centers are ranked on a 100-point scale by the DOL. Performance standards reports are reviewed by management and acted upon as appropriate to address areas where improvement is needed.

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

         The Company has assembled an experienced team of managers, counselors and staff that blends program expertise with business and financial experience. The Company believes that its recruitment, selection and training programs develop personnel capable of implementing the Company's systems and procedures. The Company's staff includes teachers, counselors, mental health professionals, juvenile justice administrators and licensed clinicians.

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

         FACILITIES AND PROGRAMS

         The following tables set forth information as of December 31, 2000 regarding the Company's disabilities services and youth services operations, respectively:

DIVISION FOR PERSONS WITH DISABILITIES

                                                                                             Contract         Initial Operation
    Location                                          Types of Programs                    Capacity (1)          in Location
    --------                                         ------------------                    ------------         ------------

Alabama.............................  Group Homes                                                50                  1998

Arizona.............................  Periodic Services, Supported Living                     1,015                  1998

California..........................  Larger Facilities, Group Homes                            965                  1995

Colorado............................  Supported Living, Group Homes                             351                  1992

Delaware............................  Group Homes                                                21                  1999

Florida.............................  Larger Facilities, Group Homes, ABI,                      340                  1983
                                       Supported Living

Georgia.............................  Supported Living, Periodic Services,                    2,306                  1997
                                       Group Homes

Illinois............................  Larger Facilities, ABI, Group Homes                       114                  1995

Indiana.............................  Larger Facilities, Group Homes,                         1,507                  1983
                                       Supported Living

Iowa................................  ABI                                                         9                  1998

Kansas..............................  Supported Living, Day Programs,                           390                  1995
                                       Group Homes

Kentucky............................  Larger Facilities, Group Homes, Supported                 675                  1978
                                       Living, Day Programs

Louisiana...........................  Group Homes, Supported Living                             478                  1984

Maryland............................  Group Homes                                                19                  1999

Missouri............................  Supported Living, ABI, Group Homes                        467                  1997

Nebraska............................  Group Homes, Supported Living, Day                        290                  1992
                                       Program, Periodic Services

Nevada..............................  Group Homes                                               280                  1999

New Jersey..........................  Supported Living, Group Homes                             138                  1997

New Mexico..........................  Supported Living, Group Homes                             288                  1994

North Carolina......................  Periodic Services, Supported Living,                    1,569                  1997
                                       Group Homes

Ohio................................  Larger Facility, Group Homes, Supported                 1,108                  1995
                                       Living

Oklahoma............................  Supported Living                                          203                  1995

Ontario, Canada.....................  ABI                                                        42                  1999

Pennsylvania........................  Supported Living                                           21                  1997

South Carolina......................  Periodic Services                                         200                  1998

Tennessee...........................  Group Homes, Supported Living                             395                  1993

DIVISION FOR PERSONS WITH DISABILITIES

                                                                                             Contract         Initial Operation
    Location                                          Types of Programs                    Capacity (1)          in Location
    --------                                         ------------------                    ------------         ------------

Texas...............................  Larger Facilities, Group Homes, Supported               2,803                  1993
                                       Living, Day Programs, ABI

Virginia............................  Supported Living                                            6                  1999

Washington..........................  Supported Living                                           70                  1998

Washington, D.C.....................  Group Homes                                               228                  1999

West Virginia.......................  Group Homes, Supported Living                             562                  1987
                                                                                             ------

Total...............................                                                         16,910
                                                                                            =======

---------------

(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day programs.

DIVISION FOR YOUTH SERVICES


                                                                                                                Initial
                                                                                           Contract            Operation
                      Location                        Types of Programs                  Capacity (1)         in Location
                      --------                        -----------------                  ------------         -----------

           Arizona.......................   Job Corps (2 centers)                           1,038                1997
                                               Residential, Alternative School

           California....................   Job Corps                                         850                1999

           Colorado......................   Residential, Non-Residential, Secure,             634                1996
                                               Day Treatment, Apartment Living

           Florida.......................   Job Corps, Residential                            528                1983

           Georgia.......................   Residential, Alternative School                    92                1997

           Indiana.......................   Foster Care, Residential                          131                1997

           Kentucky......................   Residential, Alternative School,                2,204                1996
                                               Foster Care, Job Corps

           Maryland......................   Residential                                        18                1997

           Mississippi...................   Alternative School                                 59                1998

           New Jersey....................   Job Corps                                         530                1995

           New York......................   Job Corps (2 centers)                             520                1986

           Ohio..........................   Foster Care                                        65                1997

           Oklahoma......................   Job Corps                                         650                1997

           Pennsylvania..................   Job Corps                                         800                1997

           Puerto Rico...................   Job Corps (3 centers), Secure Treatment           915                1990

           Tennessee.....................   Alternative School, Shelter,                      102                1997
                                            Wilderness Program

           Utah..........................   Residential                                        27                1998

           Virginia......................   Job Corps (2 centers)                             550                1997

           Washington, D.C...............   Residential                                        45                1999
                                                                                        ---------

                Total....................                                                   9,758
                                                                                           ======

---------------
(1) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract.

CONTRACTS

         State Contracts. Contracts for participation as a provider of services in the Medicaid programs are regulated by federal and state agencies. Although the contracts have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if the Company has complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, the Company contractually obligates itself to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under the Medicaid Assistance Program, Title XIX of the Social Security Act and pertinent state medical assistance programs. Pursuant to provider agreements, the Company agrees to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of the Company, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on a flat-rate or cost-based reimbursement system on a per person, per diem or per unit-of-service basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

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

         The Company operates 15 Job Corps centers under twelve separate contracts with the DOL in South Bronx, New York, New York (2); Miami, Florida; Edison, New Jersey; Puerto Rico (3); Pittsburgh, Pennsylvania; Monroe, Virginia; Guthrie, Oklahoma; Phoenix and Tucson, Arizona; Marion, Virginia; Morganfield, Kentucky and San Francisco, California. Of the five-year periods covered by the Company's Job Corps contracts, one expires in 2001, one in 2002, two in 2003, three in 2004 and five in 2005. The Company intends to selectively pursue additional centers through the Request for Proposals (RFP) process.

         The Company also provides, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by the Company.

MARKETING AND DEVELOPMENT

         The Company's marketing activities focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by the Company, and identifying other providers who may consider a management contract arrangement or other transaction with the Company.

         The Company's Chief Development Officer directs the Company's marketing efforts for disabilities services and youth services, except Job Corps. Responsibility for marketing activities also extends to other officers of the Company and its subsidiaries. Marketing activities are reviewed on a regular basis by senior management.

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

         With regard to identifying other providers who may be management contract or other transaction candidates, the Company attempts to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact by mail, telephone or personal visits and follow up with information packets .

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

         Certain proprietary competitors operate in multiple jurisdictions and may be well capitalized. The Company also competes in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Such competition may adversely affect the Company's ability to obtain new contracts and complete transactions on favorable terms. The Company faces significant competition from all of these providers in the states in which it now operates and expects to face similar competition in any state that it may enter in the future.

         Professional staff retention and development is a critical factor in the successful operation of the Company's business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. The Company typically utilizes a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to persons with special needs contribute to a high turnover rate of direct service staff leading to increased overtime and the use of outside consultants and other personnel. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel. In some tight labor markets, the Company has experienced difficulty in hiring direct service staff. This has resulted in higher labor costs to the Company in recent years.

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

         Funding Levels. Federal and state funding for the Company's disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state health care trade associations, may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or under consideration in states where the Company operates.

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

         Regulatory Enforcement. From time to time, the Company receives notices from regulatory inspectors that, in their opinion, there are deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes corrective action as appropriate. In most cases, the Company and the reviewing agency agree upon the steps to be taken to bring the facility or program into compliance with regulatory requirements, and from time to time, the Company or one or more of its subsidiaries may enter into agreements with regulatory agencies requiring the Company to take certain corrective action in order to maintain licensure. Serious deficiencies, or failure to comply with any regulatory agreement, may result in the assessment of fines or penalties and/or decertification or delicensure actions by the Health Care Financing Administration or state regulatory agencies, as appropriate.

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

         OSHA. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on the Company including those protecting employees from exposure to elements such as blood-borne pathogens. The Company cannot predict the frequency of compliance, monitoring, or enforcement actions to which it may be subject as regulations are implemented and there can be no assurance that such regulations will not adversely affect the operations of the Company.

INSURANCE

         The Company maintains professional and general liability, auto, workers' compensation and other business insurance coverages. As a result of decreasing availability of coverage at historical rates, the Company entered into new risk management programs pertaining to these coverages in December 2000, with certain of these programs providing for significantly higher self-insured retention limits and higher deductibles. The most significant change occurred in the Company's program for professional and general liability coverages. The previous program was generally fully insured after a deductible of $10,000 per occurrence. The new program provides for a $250,000 deductible per occurrence and claims limits of $1.0 million per occurrence up to a $3.0 million annual aggregate limit. Additionally, the program for auto insurance was revised to increase the deductible from $0 to $100,000 per occurrence. Umbrella coverages are in place for the auto and property insurance programs. The risk management programs for professional and general liability do not provide for umbrella coverages. As a result, the estimated cost for the Company's new business insurance programs is expected to be approximately $10 million more in 2001 than in 2000. All of the Company's business insurance programs are due for renewal July 1, 2001. The Company has implemented increased risk management initiatives and believes its insurance coverages and self-insurance reserves are adequate for its current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves or that costs will not further increase.

EMPLOYEES

         As of December 31, 2000, the Company employed approximately 30,000 employees. As of that date, the Company was subject to collective bargaining agreements with approximately 1,200 of its employees. The Company has not experienced any work stoppages and believes it has good relations with its employees.

ITEM 2.  PROPERTIES

         As of December 31, 2000, the Company owned approximately 300 properties and operated facilities and programs at approximately 2,100 leased properties. Other facilities and programs are operated under management contracts. See "Business - Facilities and Programs."

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company (or a provider with whom the Company has a management agreement), becomes a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the lawsuits. It is the Company's position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

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

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas initially seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleged that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. In December 2000, the Company entered into a Compromise and Settlement Agreement with the State which settles any and all disputes between the parties regarding the State's claim for civil penalties. In consideration for the settlement, the Company agreed to pay $1.0 million, which is comprised of $600,000 in compensatory and remedial costs and $400,000 in attorneys' fees and other costs.

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company's position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol "RSCR". As of February 28, 2001, the Company had approximately 6,100 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

    The following table sets forth the reported high and low sale prices for Res-Care's common stock as reported by NASDAQ.


                                                        2000                                    1999
                                          ----------------------------------    -------------------------------------
                  QUARTER ENDED                HIGH              LOW                  HIGH                LOW
                  -------------                ----              ---                  ----                ---
         March 31                             16.625            7.250               26.000             19.500
         June 30                              14.125            4.313               23.500             16.000
         September 30                          7.500            3.940               24.500             16.500
         December 31                           6.000            3.630               17.625             10.750


    The Company currently does not pay dividends and does not anticipate doing so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                         Year Ended December 31
                                                         ----------------------
                                          2000        1999        1998       1997         1996
                                        --------    --------    --------    --------    --------
FINANCIAL DATA (1):                        (In thousands, except per share and operating data)
Revenues ............................   $865,796    $824,479    $702,914    $468,108    $315,589

Operating income (2) ................     47,382      38,639      52,310      32,362      20,108
Income from continuing operations ...     14,176       9,736      22,932      15,631      10,822
Net income (3) ......................     14,176       6,338      22,932      15,631      10,822

Basic earnings per share:
     From continuing operations .....   $   0.58    $   0.40    $   0.96    $   0.69    $   0.54
     Net income .....................       0.58        0.26        0.96        0.69        0.54
Diluted earnings per share:
     From continuing operations .....       0.58        0.39        0.90        0.68        0.52
     Net income .....................       0.58        0.25        0.90        0.68        0.52
Pro forma net earnings per share (1):
     Basic ..........................       0.58        0.26        0.96        0.69        0.53
     Diluted ........................       0.58        0.25        0.90        0.68        0.51

Working capital .....................   $122,305    $102,141    $ 75,524    $106,001    $ 39,475
Total assets ........................    536,106     523,131     493,793     344,301     190,029
Long-term obligations ...............    269,164     285,039     251,682     150,910      63,870
Shareholders' equity ................    178,123     163,384     154,587     124,325      77,117

OPERATING DATA (1):
Disabilities Services:
     Contract capacity (4) ..........     16,910      16,219      12,271       6,831       5,031
     Persons served .................     16,561      15,927      11,952       6,628       4,899
     Capacity utilized ..............       97.9%       98.2%       97.4%       97.0%       97.4%
Job Corps and Other Youth Services:
     Contract capacity (4) ..........      9,758      10,151       8,572       5,455       2,670
     Persons served .................      9,410       8,340       8,395       5,323       2,605
     Capacity utilized ..............       96.4%       82.2%       97.9%       97.6%       97.6%

-----------------------

(1) In June 1999, the Company completed a merger with PeopleServe, Inc. and in January 1997, the Company acquired the partnership interests in Premier Rehabilitation Centers. Both transactions were accounted for as poolings-of-interests. Accordingly, the Company's financial statements have been restated for all periods presented to include the financial condition and results of operations of PeopleServe and Premier. Pro forma amounts have been presented to reflect the tax effect of the Premier partnership interests in 1996. Operating data for years prior to merger has not been restated to reflect the operations of PeopleServe and Premier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Operating income for 2000 includes the following: (1) a charge of $1.8 million ($1.1 million net of tax, or $0.04 per share) related to the write-off of costs associated with the terminated management-led buyout, and (2) a charge of $1.7 million ($1.0 million net of tax, or $0.04 per share) related to the Company's 2000 restructuring plan. Operating income for 1999 includes an additional provision for doubtful accounts of $8.0 million ($4.6 million net of tax, or $0.19 per diluted share). Operating income for 1999 also includes the merger-related charge of $20.5 million ($13.7 million net of tax, or $0.55 per share) recorded in connection with the PeopleServe merger.

(3) Net income for 1999 includes a charge of $3.9 million ($0.16 per basic and diluted share) for the cumulative effect of the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999. Net income also includes a gain recognized on the sale of a discontinued operation of $534 thousand in 1999 ($0.02 per basic and diluted share).

(4) Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit and, in all other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day programs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ResCare receives revenues primarily from the delivery of residential, training, educational and support services to populations with special needs. The Company has three reportable operating segments: (i) disabilities services;
(ii) Job Corps program; and (iii) other youth services programs. Management's discussion and analysis of each segment follows. Further information regarding each of these segments, including the required disclosure of certain segment financial information, is included in Note 9 of the Notes to Consolidated Financial Statements of the Company.

         Revenues for the Company's disabilities services operations are derived primarily from state government agencies under the Medicaid reimbursement system and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid system. Reimbursement methods vary by state, and service type, and have historically been based on a flat rate or cost-based reimbursement system on a per person, per diem or per unit-of-service basis. Generally, rates are adjusted annually based primarily upon historical costs experienced by the Company and by other service providers, and on inflation. At facilities and programs where it is the provider of record, the Company is directly reimbursed under state Medicaid programs for services it provides and such reimbursement is affected by occupancy levels. At most facilities and programs that the Company operates pursuant to management contracts, the management fee is negotiated based upon the reimbursement amount expected to be earned by the provider of record, which is affected by occupancy levels. Under certain management contracts, the Company is paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of the Company's revenue recognition policies with respect to Medicaid contracts.

         The Company operates 15 vocational training programs under the federal Job Corps program administered by the United States Department of Labor (DOL). Under the Job Corps program, the Company is reimbursed for direct costs related to Job Corps center operations and allowable indirect costs for general and administrative expenses, plus a predetermined management fee, normally a fixed percentage of facility and program expenses. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program expenses. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

         In 1996, the Company began operating other programs for at-risk and troubled youths through its Alternative Youth Services (AYS) and Youthtrack (Youthtrack) subsidiaries. Most of the youth services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, the Company is typically reimbursed based on fixed contract amounts, flat rates or cost-based rates.

         Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services.

         The Company's revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states inconsistently and are usually retroactive to the beginning of the particular state's fiscal reporting period. The Company expects that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated increases. However, in some cases states have revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. Current initiatives at the federal or state level may materially change the Medicaid system as it now exists. Retroactively calculated contractual adjustments are estimated and accrued in the periods the related services are rendered and recorded as adjustments in future periods as final adjustments are received. Because the cumulative effect of rate adjustments may differ from previously estimated amounts, net income as a percentage of revenues for a period in which an adjustment occurs may not be indicative of expected results in succeeding periods. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where the Company operates. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, the Company cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

RECENT DEVELOPMENTS

Amended Credit Agreement

         On February 28, 2001, the Company amended and restated its credit agreement with a group of banks to provide for an $80.0 million revolving credit facility (including a $35.0 million letter of credit sub-limit) and an $80.0 million term loan. The amended revolving credit facility expires on January 2, 2003 and bears interest at LIBOR plus an applicable margin based on a debt to cash flow ratio, as defined in the credit agreement. The term loan provides for increasing quarterly principal reductions beginning on June 30, 2001 with the balance due at January 2, 2003. The agreement also specifies additional reductions in the term loan based on the Company's cash flow from operations, as defined, and substantially all proceeds from future property sale and leaseback transactions during the term of the loan. Interest on the outstanding term loan is also based on LIBOR plus an applicable margin. The amended agreement provides for higher margins over LIBOR compared to the previous agreement. During 2000, the Company's weighted average interest rate on its revolving credit facility approximated LIBOR plus 200 basis points. The Company expects the average interest rate for 2001 under the amended agreement to approximate LIBOR plus 325 basis points. Management expects this increase in margin to result in approximately $1.2 million in additional interest expense for 2001 under the amended agreement as compared to the prior credit agreement. Borrowings under the amended credit agreement are secured by the Company's assets, including accounts receivable, owned property and equipment and intangible assets. Additionally, the amended credit agreement contains revised financial covenants.

Pending Cessation of Certain Operations in Tennessee

         Since 1993, the Company has operated various group homes in the state of Tennessee under its disabilities services division. Discussions in February 2001 with the applicable regulatory bodies in Tennessee have caused management to begin implementing plans to cease certain operations in the state. This is due in part to management's expectation that the rate environment in Tennessee will be inadequate to achieve its desired level of profitability commensurate with its assumed risk. These operations accounted for revenues of $9.3 million in 2000. Management is currently evaluating the recoverability of certain related long-lived assets, including intangibles. As of December 31, 2000, the unamortized balances of goodwill and covenants not to compete were approximately $1.2 million and $800,000, respectively. Management expects to adjust the carrying value of the related long-lived assets to their estimated fair value during the first quarter of 2001. The estimated fair value will be based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Based on current estimates, management expects to record a charge of approximately $1.0 million to $2.0 million in the first quarter of 2001 related to this development.

Sale and Leaseback Transactions

         In December 2000, the Company entered into several transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $26.5 million. The assets are being leased back from the purchasers over terms ranging from five years to 18 years. The leases are being accounted for as operating leases. Certain of the transactions resulted in a loss of approximately $357,000, which was recognized in 2000 and is included in special charges in the Company's consolidated statement of income. The remaining transactions resulted in a gain of approximately $2.4 million, which is being amortized over the respective lease terms. The leases contain purchase options at amounts approximating fair value and renewal options at lease termination. During 2001, the Company is pursuing opportunities for additional sale and leaseback transactions in an effort to reduce amounts borrowed under its amended credit agreement.

Insurance Programs

         The Company maintains professional and general liability, auto, workers' compensation and other business insurance coverages. As a result of decreasing availability of coverage at historical rates, the Company entered into new risk management programs pertaining to these coverages in December 2000, with certain of these programs providing for significantly higher self-insured retention limits and higher deductibles. The most significant change occurred in the Company's program for professional and general liability coverages. The previous program was generally fully insured after a deductible of $10,000 per occurrence. The new program provides for a $250,000 deductible per occurrence and claims limits of $1.0 million per occurrence up to a $3.0 million annual aggregate limit. Additionally, the program for auto insurance was revised to increase the deductible from $0 to $100,000 per occurence. Umbrella coverages are in place for the auto and property insurance programs. The risk management programs for professional and general liability do not provide for umbrella coverages. As a result, the estimated cost for the Company's new business insurance programs is expected to be approximately $10 million more in 2001 than in 2000. All of the Company's business insurance programs are due for renewal July 1, 2001. The Company has implemented increased risk management initiatives and believes its insurance coverages and self-insurance reserves are adequate for its current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves or that costs will not further increase.

RESULTS OF OPERATIONS

         Revenues for 2000 increased to a record $865.8 million, or 5% over 1999. This represents, however, a significantly lower growth rate than in recent years as the Company has shifted its focus from acquisition-related growth to internally generated growth. Revenues grew 17% in 1999 over 1998 resulting primarily from a full year of revenues from operations which were added in 1998. As discussed below, this change in growth strategy is due in part to limitations on the Company's ability to raise additional capital to support development-driven activities.

         Operating results of the Company for 2000 reflect increased costs from a highly competitive labor market. The Company is continuing several initiatives to manage these labor cost increases, including improved recruitment and retention programs, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. The consolidated results for 2000 were also negatively impacted by certain special charges. Operating income for 2000 included a charge of $1.8 million related to the write-off of costs associated with the terminated management-led buyout and a charge of $1.7 million related to the Company's 2000 restructuring plan implemented in the third quarter of 2000. Operating results of each segment are discussed below.

         Operating results for 1999 were negatively impacted by an additional provision for doubtful accounts of $8.0 million. The Company is continuing the process of implementing a new comprehensive accounts receivable system. As a result, improvements in monitoring and collection of accounts receivable have been realized during 2000, and management expects continued improvement throughout 2001. Also in 1999, the Company recorded a charge of approximately $2.5 million as a result of higher claims incurred as the Company transitioned to a new employee medical plan with a fixed level of self-insurance exposure.

         Looking forward to 2001, contribution margins across all segments are expected to be negatively impacted by the increased insurance costs described above. The increase in insurance costs is an industry-wide issue affecting long-term care providers. These cost increases, however, are expected to be offset by benefits from the restructuring plan implemented in 2000, efforts to control labor costs and initiatives seeking improved rates from various states.

          As a percentage of total revenues, corporate general and administrative expenses were 3.2% in 2000, 3.4% in 1999 and 3.9% in 1998. Savings achieved from the 2000 restructuring plan contributed to the decrease in 2000 while the decrease in 1999 primarily reflected savings resulting from the PeopleServe merger.

         In connection with the merger with PeopleServe, ResCare recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through December 31, 2000, approximately $20.1 million of the charge had been utilized through $15.1 million in cash payments (principally severance and transaction costs), $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems) and $300,000 in adjustments to the reserve in 2000 resulting from revised estimates of costs associated with the closure of duplicate facilities. The Company believes the remaining balance of accrued merger-related costs of $400,000 at December 31, 2000 reflects its remaining cash obligations.

         Interest expense increased $3.5 million in 2000 compared to 1999 and $4.4 million in 1999 compared to 1998. These increases resulted from increased utilization of the credit facility primarily for working capital and, to some extent, higher interest rates.

         The Company's effective income tax rates were 42.9%, 51.0% and 40.3% in 2000, 1999 and 1998, respectively. The higher effective rate in 1999 is attributable to nondeductible amortization of goodwill recorded in the PeopleServe merger and nondeductible portions of the merger-related charge. The rate for 2000 was negatively impacted by reduced earnings combined with a fixed level of nondeductible goodwill amortization, offset to an extent by increased estimated jobs tax credits.

         Disabilities Services

         The disabilities services segment was the most significantly impacted by the slowed growth and labor cost pressures described above. Disabilities services revenues increased by 4% in 2000 compared to a 15% increase in 1999 over 1998. Revenues increased in 2000 due primarily to rate adjustments and the expansion of existing programs while acquisition growth primarily fueled the increase in 1999. Segment profit as a percentage of revenue declined to 9.4% in 2000 compared to 10.8% in 1999 and 11.7% in 1998. As discussed above, tight labor market conditions have resulted in higher labor costs and reduced margins. Labor costs, as a percentage of segment revenues, were approximately 54%, 52% and 50% in 2000, 1999 and 1998, respectively. During 1999, results for the disabilities division were negatively affected by the additional allowance for doubtful accounts of $8.0 million ($0.19 per share after tax) described above. Also during 1999, operating results for the disabilities services division were negatively affected by an incremental charge of approximately $2.3 million related to the transition to a new employee medical plan as described above.

         Job Corps Program

         Job Corps revenues increased by 6% in 2000 over 1999 and 25% in 1999 over 1998, resulting primarily from the addition of the Treasure Island Job Corps Center in early 1999. Segment profit as a percentage of revenues remained stable at 10.9% in 2000 compared to 10.6% in 1999 while 1999 margins decreased from 11.4% in 1998 due principally to increased costs associated with the start-up of the Treasure Island Job Corps Center.

         Other Youth Services Programs (Youthtrack and AYS)

         Other youth services revenues increased by 16% in 2000 compared to 1999 and 38% in 1999 over 1998, resulting primarily from increased occupancy at its AYS operations and a full year of operations for a Youthtrack program acquired in the fourth quarter of 1998. Segment profit declined from 10.1% in 1999 to 7.8% in 2000 due primarily to higher labor costs.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, cash provided by operating activities was $39.3 million compared to $5.5 million for 1999 and $5.7 million for 1998. The increase in 2000 from 1999 was due primarily to the significant improvements made in the collection of accounts receivable resulting from initiatives undertaken in 2000 coupled with an increase in average days outstanding in accounts payable.

         During the year ended December 31, 2000, cash provided by investing activities was $6.7 million, while in 1999 and 1998, cash used in investing activities was $38.4 million and $139.6 million, respectively. Cash provided by investing activities in 2000 resulted primarily from the sale and leaseback of certain of the Company's owned properties in the fourth quarter with cash proceeds of $26.5 million. Cash used in investing activities in 1999 and 1998 relate primarily to acquisitions and purchases of property and equipment.

         Financing activities for 2000 resulted in the use of cash amounting to $19.7 million, primarily related to repayment of borrowings under the revolving line-of-credit. During 1999 and 1998, financing activities provided cash of $29.5 million and $74.6 million, respectively, primarily related to borrowings under the revolving line-of-credit. The shift in 2000 from increased borrowings to net repayment of debt is a direct result of the Company's slowed growth strategy and improvements in accounts receivable and accounts payable management discussed above.

         Days revenue in accounts receivable were 59 days at December 31, 2000, compared to 62 days at December 31, 1999, and 60 days at December 31, 1998. Accounts receivable at December 31, 2000 increased to $142.8 million, compared to $141.8 million at December 31, 1999 and $127.1 million at December 31, 1998. Growth in these amounts from 1998 to 1999 was primarily related to delays in payment from certain state Medicaid programs relating to the integration of acquired operations. The improvement from 1999 to 2000 reflects successful initiatives undertaken in 2000 to improve collection procedures and enhance billing capabilities.

         The Company's capital requirements relate primarily to the working capital needed for general corporate purposes and the Company's plans to expand through the development of new facilities and programs. The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company's ability to raise capital. As a result, the Company's growth rate going forward, with its emphasis on internally generated growth, will be lower than in recent years when acquisition activity, combined with the Company's internal growth, produced higher overall growth rates. The Company continues to explore other sources of capital, including additional sale and leaseback transactions involving its owned real estate properties, and believes such sources in addition to cash generated from operations and amounts remaining available under its credit facility will be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

         As discussed above, in February 2001, the Company amended its credit facility with a group of banks. As of the date of the amendment, the Company had borrowings under the previous facility of approximately $123.7 million and outstanding letters-of-credit of approximately $24.8 million, for a total of $148.5 million. Upon execution of the amendment, $80.0 million of the borrowings were converted to term indebtedness providing for quarterly payments totaling $10.5 million in 2001, and $17.0 million in 2002. The remaining borrowings of $68.5 million and standby letters of credit constituted borrowings under the new $80.0 million revolving credit facility. As a result, as of February 28, 2001, in addition to cash and cash equivalents of $25.0 million, the Company had approximately $11.5 million available under its amended credit facility. The amended credit agreement expires in January 2003. The amended facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires the Company to maintain specified ratios with respect to fixed charge coverage, leverage and cash flow from operations. The Company's ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and/or reductions of amounts borrowed under the amended facility.

CERTAIN RISK FACTORS

         The Company's historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of its operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. As discussed above, the Company's ability to raise additional capital to support development-driven activities, particularly acquisitions, is currently limited and management expects the Company's growth over the next twelve months to be consistent with 2000.

         In this environment, the Company's future revenues will depend significantly upon the Company's ability to maintain and renew its existing service contracts and its existing leases, and to a lesser extent upon the Company's ability to obtain, without significant outlays of capital, additional contracts to provide services to the special needs populations it serves, whether through awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could also adversely affect the timing and/or viability of future development activities. Additionally, many of the Company's contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could adversely affect the Company's abilities to obtain and retain these contracts.

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

         The Company's cost structure and ultimate operating profitability significantly depend on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force. These may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, strikes or work stoppages by certain of its employees represented by labor unions, the Company's future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff in certain markets has resulted in higher labor costs in certain operating units of the Company. These include costs associated with increased overtime, recruitment and retention and training programs, and use of temporary staffing personnel and outside clinical consultants.

         Additionally, the Company's continued maintenance and expansion of its operations depend on the continuation of trends toward downsizing, privatization and consolidation and the Company's ability to tailor its services to meet the specific needs of the populations it serves. The Company's success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company's services and its operating flexibility, and ultimately its revenues and profitability. Recent media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs, including some operated by the Company. Adverse media coverage about providers of these services in general and the Company in particular has led to increased regulatory scrutiny in some areas, and could, among other things, adversely affect the Company's ability to obtain or retain contracts, discourage government agencies from privatizing facilities and programs, increase regulation and resulting compliance costs, discourage clients from using the Company's services, or otherwise adversely affect the Company's revenues and profitability.

         Recently Proposed Accounting Standard

         In February 2001, the Financial Accounting Standards Board issued a revision to its September 1999 Exposure Draft, Business Combinations and Intangible Assets, that proposes to change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology, when an event occurs indicating the potential for impairment. The non-amortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard.

         If approved for issuance, the rules would be effective in the third quarter of 2001. It is unclear as to whether the proposed statement as currently drafted will be issued in its final form. As a result, management is unable to determine whether adoption of these proposed rules will have a material effect on the Company's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements. Words such as "believes," "anticipates," "expects," "intends," "plans," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the "Certain Risk Factors" section above. Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries:
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements

         Refer to pages F-1 through F-20.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report

     (1)  Consolidated Financial Statements - Res-Care, Inc. and Subsidiaries
          (refer to "F" pages):

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31,
          2000, 1999 and 1998

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

     3.2    Amended and Restated Bylaws of the Company. Exhibit 4.5 to the
                 Company's Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

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

     10.3   1993 Non-Employee Directors Stock Ownership Incentive Plan of the
                 Company (adopted October 28, 1993). Exhibit 4.1 to the Company's
                 Registration Statement on Form S-8 (Reg. No. 33-76612) is hereby incorporated by reference.

     10.4   Res-Care, Inc. 1998 Omnibus Stock Plan effective June 18, 1998.
                 Exhibit 4.1 to the Company's Registration Statement on Form S-8
                 (No. 333-57167) is hereby incorporated by reference.

     10.5   1994 Employee Stock Purchase Plan effective July 1, 1995. Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Reg. No.
                 33-85964) is hereby incorporated by reference.

     10.6   Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995.
                 (filed herewith)

     10.7   Amended and Restated Employment Agreement dated as of October 26,
                 1995, and amended November 5, 1996, between the Company and Ronald G. Geary. Exhibit 10.11 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

     10.8   Res-Care, Inc. 2000 Stock Option and Incentive Compensation Plan.
                 Exhibit 4.1 to the Company's Registration Statement on Form S-8
                 (Reg. No. 333-50726) is hereby incorporated by reference.

     10.9   Res-Care, Inc. 2000 Nonemployee Directors Stock Ownership Incentive
                 Plan. Exhibit 4.2 to the Company's Registration Statement on Form
                 S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

     10.10   Employment Agreement between the Company and Ralph G. Gronefeld, Jr., dated February 14, 2001. (filed herewith)

     10.11   Employment Agreement between the Company and Vincent F. Doran, dated
                 August 1, 2000. (filed herewith)

     10.12   Employment Agreement between the Company and Paul G. Dunn, dated
                 February 14, 2001. (filed herewith)

     10.13   Employment Agreement between the Company and Jeffrey M. Cross, dated
                 February 6, 2001. (filed herewith)

     10.14   Employment Agreement between the Company and L. Bryan Shaul dated
                 February 16, 2001. (filed herewith)

     10.15   Employment Agreement between the Company and Katherine W. Gilchrist dated January 25, 2001. (filed herewith)

     10.16   Amended and Restated Senior Secured $80,000,000 Revolving Credit
                 Facility and $80,000,000 Term Loan Credit Agreement by and among
                 Res-Care, Inc., PNC Bank, National Association, and the Banks identified on Schedule 1.1(B) thereto, dated February 28, 2001.
                 (filed herewith)

     21.1   Subsidiaries of the Company (filed herewith)

     23.1   Consent of Independent Auditors (filed herewith)

     24.1   Power of Attorney (included on signature page)

(b) Reports on Form 8-K


    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RES-CARE, INC



Date:   March 22, 2001                 By:  /s/ Ronald G. Geary
        --------------                      ------------------------------------
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


      Signature                                            Title                                          Date
      ---------                                            -----                                          ----
/s/ Ronald G. Geary                               Chairman of the Board, President, Chief             March 22, 2001
-------------------------------                   Executive Officer and Director
Ronald G. Geary                                   (Principal Executive Officer)


/s/ Ralph G. Gronefeld, Jr.                       Executive Vice President, Operations                March 22, 2001
-------------------------------                   Division for Persons with Disabilities
Ralph G. Gronefeld, Jr.                           (Principal Financial and Accounting Officer)

/s/ Seymour L. Bryson                             Director                                            March 22, 2001
-------------------------------
Seymour L. Bryson

/s/ James R. Fornear                              Director                                            March 22, 2001
-------------------------------
James R. Fornear

/s/ Olivia F. Kirtley                             Director                                            March 22, 2001
-------------------------------
Olivia F. Kirtley

/s/ W. Bruce Lunsford                             Director                                            March 22, 2001
-------------------------------
W. Bruce Lunsford

/s/ Spiro B. Mitsos                               Director                                            March 22, 2001
-------------------------------
Spiro B. Mitsos

/s/ Vincent D. Pettinelli                         Director                                            March 22, 2001
-------------------------------
Vincent D. Pettinelli

/s/ E. Halsey Sandford                            Director                                            March 22, 2001
-------------------------------
E. Halsey Sandford

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report........................................................................................ F-2

Consolidated Balance Sheets - As of December 31, 2000 and 1999...................................................... F-3

Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998.................................... F-4

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998...................... F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998................................ F-6

Notes to Consolidated Financial Statements.......................................................................... F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Res-Care, Inc.:

         We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.



                                                         /s/ KPMG LLP


Louisville, Kentucky
March 4, 2001

                         RES-CARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                     December 31
                                                                                                     -----------
                                                                                               2000              1999
                                                                                               ----              ----
                                                                                          (In thousands, except share data)
ASSETS
Current assets:
     Cash and cash equivalents......................................................      $    33,415         $     7,057
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $18,192 in 2000 and $17,163 in 1999............................          142,764             141,807
     Deferred income taxes..........................................................           14,996              14,406
     Prepaid expenses and other current assets......................................           11,444               7,286
                                                                                          -----------         -----------
                Total current assets................................................          202,619             170,556
                                                                                          -----------         -----------
Property and equipment, net.........................................................           85,074             102,739
Excess of acquisition cost over net assets acquired, less accumulated
     amortization of $24,148 in 2000 and $16,199 in 1999............................          218,012             220,493
Other assets........................................................................           30,401              29,343
                                                                                          -----------         -----------
                                                                                          $   536,106         $   523,131
                                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable.........................................................      $    21,715         $    13,388
     Accrued expenses...............................................................           52,812              47,208
     Accrued income taxes...........................................................            2,674               1,145
     Current portion of long-term debt..............................................            2,499               6,047
     Current portion of obligations under capital leases............................              614                 627
                                                                                          -----------         -----------
                Total current liabilities...........................................           80,314              68,415
                                                                                          -----------         -----------
Long-term liabilities...............................................................            3,289               4,572
Long-term debt  ....................................................................          261,299             276,537

Obligations under capital leases....................................................            7,865               8,502
Deferred gains  ....................................................................            4,401               1,612

Deferred income taxes...............................................................              815                 109
                                                                                          -----------         -----------
                Total liabilities...................................................          357,983             359,747
                                                                                          -----------         -----------
Commitments and contingencies
Shareholders' equity:
     Preferred shares, no par value, authorized 1,000,000 shares, no shares
         issued or outstanding......................................................               --                  --
     Common stock, no par value, authorized 40,000,000 shares, issued
         28,727,027 shares in 2000 and 1999.........................................           50,770              50,770
     Additional paid-in capital.....................................................           28,939              28,413
     Retained earnings..............................................................          101,351              87,175
                                                                                          -----------         -----------
                                                                                              181,060             166,358
     Less cost of common shares in treasury (4,408,575 shares in 2000
         and 4,474,139 shares in 1999)..............................................            2,937               2,974
                                                                                          -----------         -----------
                Total shareholders' equity..........................................          178,123             163,384
                                                                                          -----------         -----------
                                                                                          $   536,106         $   523,131
                                                                                          ===========         ===========






          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Year Ended December 31
                                                                                              ----------------------
                                                                                           2000         1999         1998
                                                                                        ---------    ---------    ---------
                                                                                        (In thousands, except per share data)
Revenues ...........................................................................    $ 865,796    $ 824,479    $ 702,914

Facility and program expenses .......................................................     763,576      716,469      604,760
                                                                                        ---------    ---------    ---------
Facility and program contribution ...................................................     102,220      108,010       98,154
Operating expenses (income):
     Corporate general and administrative ...........................................      28,111       27,726       27,590
     Depreciation and amortization ..................................................      22,308       21,107       18,561
     Special charges ................................................................       4,149       20,498         --
     Other operating expenses (income) ..............................................         270           40         (307)
                                                                                        ---------    ---------    ---------
                Total operating expenses ............................................      54,838       69,371       45,844
                                                                                        ---------    ---------    ---------
     Operating income ...............................................................      47,382       38,639       52,310
Other expenses (income):
     Interest expense ...............................................................      23,446       19,925       15,556
     Interest income ................................................................        (887)      (1,175)      (1,662)
                                                                                        ---------    ---------    ---------
                Total other expenses ................................................      22,559       18,750       13,894
                                                                                        ---------    ---------    ---------
Income from continuing operations before income taxes ...............................      24,823       19,889       38,416
Income tax expense ..................................................................      10,647       10,153       15,484
                                                                                        ---------    ---------    ---------
Income from continuing operations ...................................................      14,176        9,736       22,932
Gain from sale of unconsolidated affiliate, net of tax ..............................        --            534         --
Cumulative effect of accounting change, net of tax ..................................        --         (3,932)        --
                                                                                        ---------    ---------    ---------
     Net income ....................................................................    $  14,176    $   6,338    $  22,932
                                                                                        =========    =========    =========
Basic earnings per share from continuing operations .................................   $    0.58    $    0.40    $    0.96
Gain from sale of unconsolidated affiliate, net of tax ..............................        --           0.02         --
Cumulative effect of accounting change, net of tax ..................................        --          (0.16)        --
                                                                                        ---------    ---------    ---------
Basic earnings per share ............................................................   $    0.58    $    0.26    $    0.96
                                                                                        =========    =========    =========

Diluted earnings per share from continuing operations ...............................   $    0.58    $    0.39    $    0.90
Gain from sale of unconsolidated affiliate, net of tax ..............................        --           0.02         --
Cumulative effect of accounting change, net of tax ..................................        --          (0.16)        --
                                                                                        ---------    ---------    ---------
Diluted earnings per share ..........................................................   $    0.58    $    0.25    $    0.90
                                                                                        =========    =========    =========
Weighted average number of common shares:
     Basic ..........................................................................      24,309       24,184       23,898
     Diluted ........................................................................      24,354       24,970       31,225








          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Common Stock        Additional                 Treasury Stock
                                              -----------------      Paid-In     Retained     -----------------
                                              Shares     Amount      Capital     Earnings     Shares     Amount      Total
                                              ------     ------      -------     --------     ------     ------      -----
                                                                         (In thousands)
Balance at January 1, 1998...............     28,727  $   50,770   $   18,991    $  57,905     5,034   $ (3,341)  $   124,325

Net income...............................         --          --           --       22,932        --         --        22,932
Exercise of stock options,
     including related tax benefit.......         --          --        6,630           --      (337)       220         6,850
Issuance of shares in connection
     with an acquisition.................         --          --          463           --       (26)        17           480
                                           ---------  ----------   ----------    ---------   -------   --------   -----------

Balance at December 31, 1998.............     28,727      50,770       26,084       80,837     4,671     (3,104)      154,587

Net income...............................         --          --           --        6,338        --         --         6,338
Exercise of stock options,
     including related tax benefit.......         --          --        2,329           --      (197)       130         2,459
                                           ---------  ----------   ----------    ---------   -------   --------   -----------
Balance at December 31, 1999.............     28,727      50,770       28,413       87,175     4,474     (2,974)      163,384

Net income...............................         --          --           --       14,176        --         --        14,176
Purchase of treasury stock...............         --          --           --           --         2         (8)           (8)
Exercise of stock options,
     including related tax benefit.......         --          --          526           --       (67)        45           571
                                           ---------  ----------   ----------    ---------   -------   --------   -----------

Balance at December 31, 2000.............     28,727  $   50,770   $   28,939    $ 101,351     4,409   $ (2,937)  $   178,123
                                           =========  ==========   ==========    =========   =======   ========   ===========




          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES:
     Net income.....................................................................  $    14,176  $     6,338  $    22,932
     Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization..............................................       22,308       21,107       18,561
         Amortization of discount on notes..........................................          659          723          467
         Deferred income taxes......................................................          116       (3,891)        (598)
         Loss (gain) from sale of assets............................................          627           40         (307)
         Special charges............................................................        1,457        3,726           --
         Provision for losses on accounts receivable, net of recoveries.............        3,707       10,533        2,136
         Tax benefit from exercise of stock options.................................           51        1,348        3,370
         Gain from sale of unconsolidated affiliate, net of tax.....................           --         (534)          --
         Cumulative effect of change in accounting, net of tax......................           --        3,932           --
     Changes in operating assets and liabilities:
         Accounts and notes receivable..............................................       (3,184)     (22,868)     (34,784)
         Prepaid expenses and other current assets..................................       (4,154)      (2,095)      (1,476)
         Other assets...............................................................       (8,658)        (358)      (1,109)
         Accounts payable...........................................................        7,769       (2,306)      (5,398)
         Accrued expenses...........................................................        4,108       (7,433)       3,954
         Deferred gains.............................................................          326        1,574           (4)
         Accrued income taxes.......................................................        1,529       (2,511)        (794)
         Long-term liabilities......................................................       (1,493)      (1,779)      (1,254)
                                                                                      -----------  -----------  -----------
              Cash provided by operating activities.................................       39,344        5,546        5,696
                                                                                      -----------  -----------  -----------
INVESTING ACTIVITIES:
         Proceeds from sale of assets...............................................       28,671           --           --
         Purchases of property and equipment........................................      (20,914)     (23,604)     (16,677)
         Acquisitions of businesses, net of cash acquired...........................       (1,045)     (14,780)    (121,813)
         Other  ....................................................................           --           --       (1,115)
                                                                                      -----------  -----------  -----------
              Cash provided by (used in) investing activities.......................        6,712      (38,384)    (139,605)
                                                                                      -----------  -----------  -----------
FINANCING ACTIVITIES:
         Net borrowings (repayments) under notes payable to bank....................      (10,802)      56,987       79,244
         Repayment of notes payable.................................................       (8,758)     (20,786)      (7,456)
         Payments on obligations under capital lease................................         (650)      (7,794)        (721)
         Proceeds from sale of common stock, net of expenses........................           --           --           45
         Repurchase of treasury shares..............................................           (8)          --           --
         Proceeds received from exercise of stock options...........................          520        1,112        3,480
                                                                                      -----------  -----------  -----------
              Cash provided by (used in) financing activities.......................      (19,698)      29,519       74,592
                                                                                      -----------  -----------  -----------
Increase (decrease) in cash and cash equivalents....................................       26,358       (3,319)     (59,317)
Cash and cash equivalents at beginning of year......................................        7,057       10,376       69,693
                                                                                      -----------  -----------  -----------
Cash and cash equivalents at end of year............................................  $    33,415  $     7,057  $    10,376
                                                                                      ===========  ===========  ===========
Supplemental Disclosures of Cash Flow Information:
     Cash paid for:
         Interest...................................................................  $    23,771  $    18,806  $    13,665
         Income taxes...............................................................       11,073       15,567       16,085
Supplemental Schedule of Non-cash Investing and Financing Activities:
     Issuance of common stock in connection with acquisitions.......................  $        --  $        --  $       480
     Issuance of notes in connection with acquisitions..............................           --        2,504       30,289



          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Description of Business

         The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries (ResCare or the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The excess of acquisition cost over net assets acquired and the cost of licenses are amortized over 20-40 years using the straight-line method. Covenants not to compete are amortized over the terms of the respective agreements which are generally five to ten years. The Company assesses the recoverability of goodwill and other intangibles as events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on cash flow, profitability and projections that incorporate current operating results. This analysis involves significant management judgment.

         Deferred Gains on Sale and Leaseback of Assets

         Gains resulting from the sale and leaseback of assets are deferred and amortized over the term of the operating lease as a reduction of rental expense.

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

         Per Share Data

         The Company's Board of Directors authorized a three-for-two stock split which was distributed on June 4, 1998, to shareholders of record on May 22, 1998. All share and per share data included in this annual report have been restated to reflect the stock split. Per share amounts have also been restated to reflect the issuance of approximately 5,145,000 shares of common stock in the merger with PeopleServe, Inc. (PeopleServe) on June 28, 1999.

         Insurance

         The Company maintains commercial general and professional liability insurance and management is of the opinion that insurance coverages and self-insured reserves are adequate to cover any potential losses on asserted claims. Management is unaware of any incidents that would ultimately result in a loss in excess of the Company's insurance coverages and self-insured reserves. In addition, the Company self-insures group health insurance for its employees. Such self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company has aggregate stop-loss limits in place to mitigate any material exposure. Workers' compensation claims are covered either under large deductible or retrospective policies or through sponsored insurance funds.

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.       MERGER AND ACQUISITIONS

     On June 28, 1999, ResCare completed a merger with PeopleServe, which primarily operates facilities and programs for persons with mental retardation and other developmental disabilities. In connection with the merger, ResCare recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe's corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees and transaction costs. Through December 31, 2000, approximately $20.1 million of the charge had been utilized through $15.1 million in cash payments (principally severance and transaction costs), $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems) and $300,000 in adjustments to the reserve in 2000 resulting from revised estimates of costs associated with the closure of duplicate facilities. The Company believes the remaining balance of accrued merger-related costs of $400,000 at December 31, 2000 represents its remaining cash obligations.

         During the two years ended December 31, 2000, the Company has made various acquisitions as set forth below. Except for the PeopleServe merger which was accounted for as a pooling-of-interests, all have been accounted for as purchases. The consolidated financial statements include the operating results of each business acquired for as a purchase from the date of its acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

         The following table sets forth information regarding acquisitions during 2000 and 1999 which were accounted for as purchases:

                                                                                              Year Ended December 31
                                                                                              ----------------------
                                                                                             2000              1999
                                                                                             ----              ----
Number of acquisitions:
     Disabilities services..........................................................                3                  10
     Job Corps program..............................................................               --                  --
     Other youth services programs..................................................               --                  --
                                                                                          -----------         -----------
                                                                                                    3                  10
                                                                                          ===========         ===========
Allocation of purchase price:
     Buildings, land and equipment..................................................      $       327         $       844
     Excess of acquisition cost over net assets acquired............................            4,207              11,113
     Other intangible assets........................................................              238                  85
     Other..........................................................................              146                 549
                                                                                          -----------         -----------
                                                                                          $     4,918         $    12,591
                                                                                          ===========         ===========

3.       OTHER ASSETS

         Other assets are as follows:

                                                                                                  December 31
                                                                                                  -----------
                                                                                             2000              1999
                                                                                             ----              ----
Long-term receivables and advances to managed facilities............................      $     8,492         $    10,716
Licenses, net of accumulated amortization...........................................            2,644               2,757
Covenants not to compete, net of accumulated amortization...........................            8,712              10,441
Deposits ...........................................................................            4,100               2,951

Other assets........................................................................            6,453               2,478
                                                                                          -----------         -----------
                                                                                          $    30,401         $    29,343
                                                                                          ===========         ===========

4.       PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                              2000                 1999
                                                                                              ----                 ----
Property and Equipment:
     Land and land improvements.....................................................      $    10,652         $    11,108
     Leasehold improvements.........................................................           11,514               9,448
     Buildings......................................................................           58,982              73,500
     Land and buildings under capital lease.........................................            8,618               7,849
     Equipment under capital lease..................................................            1,445               1,514
     Furniture and equipment........................................................           42,694              38,887
                                                                                          -----------         -----------
                                                                                              133,905             142,306
Less accumulated depreciation and amortization......................................           48,831              39,567
                                                                                          -----------         -----------
     Net property and equipment                                                           $    85,074         $   102,739
                                                                                          ===========         ===========

5.       DEBT

         Long-term debt consists of the following:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               2000                1999
                                                                                               ----                ----

Revolving credit facilities with banks..............................................      $   133,056         $   144,181
6% convertible subordinated notes due 2004, net of unamortized discount
     of $1,830 in 2000 and $2,298 in 1999...........................................          107,530             107,062
5.9% convertible subordinated notes due 2005........................................           19,613              22,000
Notes payable and other.............................................................            3,599               9,341
                                                                                          -----------         -----------
                                                                                              263,798             282,584
     Less current portion...........................................................            2,499               6,047
                                                                                          -----------         -----------
                                                                                          $   261,299         $   276,537
                                                                                          ===========         ===========

         As of December 31, 2000, the Company had $20.1 million available on its revolving credit facility with PNC Bank. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $24.9 million issued in connection with workers' compensation insurance and certain facility leases. Interest on the revolving credit facility is based on margins over LIBOR. The rate being paid on the six-month LIBOR borrowings at December 31, 2000 was approximately 8.82%.

         In February 2001, the Company amended and restated its credit facility. As of the date of the amendment, the Company had borrowings under the previous facility of approximately $123.7 million and outstanding letters-of-credit of approximately $24.8 million. Upon execution of the amendment, $80.0 million of the borrowings were converted to term indebtedness providing for quarterly payments totaling $10.5 million in 2001, and $17.0 million in 2002. The remaining borrowings and standby letters of credit thereby constituted borrowings under the new $80.0 million revolving credit facility. As a result, as of February 28, 2001, the Company had approximately $11.5 million available under its amended credit facility. The amended credit facility expires in January 2003. The amended facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires the Company to maintain specified ratios with respect to fixed charge coverage, leverage and cash flow from operations. The Company's ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and reductions of amounts borrowed under the amended facility. Borrowings under the amended credit agreement bear interest at LIBOR plus an applicable margin based on a debt to cash flow ratio. Borrowings are secured by the Company's assets, including accounts receivable, owned property and equipment and intangible assets.

         Maturities of long-term debt, restated for the amended credit agreement effective February 28, 2001, are as follows:

Year Ended
December 31
-----------
2001 .....................................................................................................$ 12,950
2002 .....................................................................................................  17,729
2003 ..................................................................................................... 102,785
2004 ..................................................................................................... 110,599
2005 .....................................................................................................  19,628
Thereafter................................................................................................     107
                                                                                                          --------
                                                                                                          $263,798
                                                                                                          ========

6.       ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                                                     December 31
                                                                                                     -----------
                                                                                               2000                1999
                                                                                               ----                ----
Trade payables......................................................................      $     5,010         $     5,143
Wages and payroll taxes.............................................................           18,473              15,024
Vacation ...........................................................................            7,757               7,745
Workers' compensation...............................................................            5,124               5,635
Taxes other than income taxes.......................................................            2,940               5,506
Interest............................................................................            2,005               2,329
Other...............................................................................           11,503               5,826
                                                                                          -----------         -----------
                                                                                          $    52,812         $    47,208
                                                                                          ===========         ===========

7.   INCOME TAXES

     Income tax expense attributable to income from continuing operations is summarized as follows:

                                                                                            Year Ended December 31
                                                                                            ----------------------
                                                                                         2000         1999         1998
                                                                                         ----         ----         ----
Federal:
     Current........................................................................  $     8,160  $    11,296  $    12,558
     Deferred (benefit).............................................................           53       (3,200)        (380)
                                                                                      -----------  -----------  -----------
         Total federal..............................................................        8,213        8,096       12,178
State and local:
     Current........................................................................        2,371        2,748        3,524
     Deferred (benefit).............................................................           63         (691)        (218)
                                                                                      -----------  -----------  -----------
         Total state and local......................................................        2,434        2,057        3,306
                                                                                      -----------  -----------  -----------
              Total income tax expense..............................................  $    10,647  $    10,153  $    15,484
                                                                                      ===========  ===========  ===========

         A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
Federal income tax at the statutory rate............................................       35.0%        35.0%        35.0%
Increase (decrease) in income taxes:
     State taxes, net of federal benefit............................................        5.6          5.1          5.2
     Surtax exemption...............................................................         --           --         (0.2)
     Nondeductible amortization of goodwill.........................................        5.7          5.8          2.5
     Nondeductible portion of merger-related charge.................................         --          7.5           --
     Jobs tax credits, net..........................................................       (3.7)        (2.0)        (0.4)
     Other..........................................................................        0.3         (0.4)        (1.8)
                                                                                      ---------    ---------    ---------
                                                                                           42.9%        51.0%        40.3%
                                                                                      =========    =========    =========

         During the years ended December 31, 2000, 1999 and 1998, the Company credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $51, $1,348 and $3,370, respectively.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                                    December 31
                                                                                                    -----------
                                                                                               2000                1999
                                                                                               ----                ----
Deferred tax assets:
     Accounts receivable, principally due to provision for losses...................      $     6,958         $     6,515
     Workers' compensation costs, principally due to accrual for financial
         reporting purposes.........................................................            1,781               2,277
     Compensated absences, due to accrual for financial reporting purposes..........            2,236               2,412
     Other liabilities and reserves, deductible in different periods for
         financial reporting and tax purposes.......................................            3,298               2,656
     Capital lease obligations and related capitalized property.....................              766                 765
     Deferred gains and revenues, taxable in different periods for financial
         reporting and tax purposes.................................................            2,047                 946
     Property and equipment due to differences in depreciation......................              476                 358
                                                                                          -----------         -----------
                Total deferred tax assets...........................................           17,562              15,929

Deferred tax liabilities:
     Accounts receivable, principally due to experience-rated revenue
         recognition for income tax reporting purposes..............................              241                 140
     Goodwill and other intangible assets, principally due to capitalization
         for financial reporting purposes and differences in amortization...........            3,045               1,232
     Change in accounting method for income tax purposes............................               95                 260
                                                                                          -----------         -----------
                Total deferred tax liabilities......................................            3,381               1,632
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $    14,181         $    14,297
                                                                                          ===========         ===========
Classified as follows:
     Current deferred income tax asset..............................................      $    14,996         $    14,406
     Noncurrent deferred income tax liability.......................................             (815)               (109)
                                                                                          -----------         -----------
         Net deferred tax asset.....................................................      $    14,181         $    14,297
                                                                                          ===========         ===========

         No valuation allowance for deferred tax assets was required as of December 31, 2000 and 1999, nor was there any change in the total valuation allowance for the years ended December 31, 2000, 1999 and 1998. The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences.

8.       EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
Income from continuing operations and income available to
     shareholders for basic earnings per share......................................  $    14,176  $     9,736  $    22,932
Interest expense, net of income tax effect, on convertible
     subordinated notes.............................................................           --           --        5,041
                                                                                      -----------  -----------  -----------
Income available to shareholders after assumed conversion
     of convertible subordinated notes..............................................  $    14,176  $     9,736  $    27,973
                                                                                      ===========  ===========  ===========
Weighted average number of common shares used in basic
     earnings per share.............................................................       24,309       24,184       23,898
Effect of dilutive securities:
     Stock options..................................................................           45          786          825
     Convertible subordinated notes.................................................           --           --        6,502
                                                                                      -----------  -----------  -----------
Weighted number of common shares and dilutive potential
     common shares used in diluted earnings per share...............................       24,354       24,970       31,225
                                                                                      ===========  ===========  ===========

         The shares issuable upon conversion of the convertible subordinated notes of 6,574,000 and 6,666,000, respectively, were not included in the computation of diluted earnings per share for the years ended December 31, 2000 and 1999 because to do so would have been antidilutive.

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

         The following table sets forth information about reportable segment profit or loss and segment assets:

                                                                                           Other
                                                           Disabilities      Job           Youth         All     Consolidated
As of and for the year ended December 31:                    Services       Corps        Services     Other (1)     Totals
-----------------------------------------                    --------       -----        --------     ---------     ------
2000
Revenues.............................................       $   680,629  $   123,868  $    61,299  $        --  $   865,796
Segment profit (2)...................................            63,939       13,543        4,810      (30,761)      51,531
Total assets.........................................           418,309       24,354       33,024       60,419      536,106
Capital expenditures.................................            16,523           --        3,325        1,066       20,914
Depreciation and amortization........................            17,900          294        1,712        2,402       22,308

1999
Revenues.............................................       $   654,553  $   117,237  $    52,689  $        --  $   824,479
Segment profit (2)...................................            70,562       12,427        5,313      (29,165)      59,137
Total assets.........................................           433,086       20,942       33,670       35,433      523,131
Capital expenditures.................................            14,665           --        4,863        4,076       23,604
Depreciation and amortization........................            17,885          294        1,487        1,441       21,107

1998
Revenues.............................................       $   570,626  $    94,006  $    38,282  $        --  $   702,914
Segment profit (2)...................................            67,019       10,753        3,964      (29,426)      52,310
Total assets.........................................           387,677       21,055       26,269       58,792      493,793
Capital expenditures.................................            12,939           --        1,191        2,547       16,677
Depreciation and amortization........................            15,070          296        1,282        1,913       18,561

(1) All Other is comprised of Corporate general and administrative expenses and Corporate depreciation and amortization.

(2) Segment profit equals operating income before special charges.

10       BENEFIT PLANS

         The Company sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company's contributions to the plans were $3,097, $2,581 and $2,607 in 2000, 1999, and 1998, respectively.

         The Company's stock-based compensation plans are fixed stock option plans. The Company may grant options to its salaried officers and employees for up to 5,826,095 shares of common stock. Under the plans, the exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is normally five years. Generally all options, except those granted to certain key executives which have varied vesting schedules, vest 20 percent at date of grant and 20% per year over four years.

         Under separate stock option plans, the Company may grant up to 190,000 shares to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

         Stock option activity is shown below:

                                                           2000                     1999                      1998
                                                   ----------------------    ----------------------   ------------------------
                                                               Weighted-                  Weighted-                 Weighted-
                                                                Average                    Average                   Average
                                                               Exercise                   Exercise                  Exercise
                                                    Shares       Price         Shares       Price        Shares       Price
                                                   ---------  -----------    ---------  -----------    ---------   ----------
Outstanding at beginning of year...............    2,781,127  $     14.83    2,981,127  $     14.34    1,590,840   $    10.25
Granted........................................      408,750         8.20      126,750        19.93    1,805,754        17.26
Exercised......................................      (67,064)        7.75     (196,610)        9.21     (337,211)       10.37
Canceled.......................................     (723,224)       18.33     (130,140)       17.02      (78,256)       15.35
                                                 -----------               -----------               -----------
Outstanding at end of year.....................    2,399,589        12.85    2,781,127        14.83    2,981,127        14.34
                                                 ===========               ===========               ===========
Exercisable at end of year.....................    1,725,169  $     12.92    1,794,701  $     13.92    1,379,802   $    12.92
                                                 ===========               ===========               ===========


         The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                   Options Outstanding                                          Options Exercisable
      ----------------------------------------------------------------------------       --------------------------------------
            Range of              Number        Weighted-Average                             Number
            Exercise          Outstanding at       Remaining      Weighted-Average        Exercisable at      Weighted-Average
             Prices          December 31, 2000  Contractual Life   Exercise Price        December 31, 2000     Exercise Price
      ------------------     -----------------  ----------------  ----------------       ------------------   -----------------
      $   4.50 to   9.99          610,895         2.7 years        $       7.42                341,595         $       7.14
         10.00 to  14.99        1,340,642         2.3 years               13.24              1,050,541                13.07
         15.00 to  19.99          253,500         2.6 years               16.23                219,750                16.05
         20.00 to  23.50          194,552         2.6 years               22.87                113,283                22.92
                              -----------                                                 -----------
                                2,399,589         2.5 years        $      12.85              1,725,169         $      12.92
                               ==========                                                 ===========

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

                                                                       Year Ended December 31
                                                                       ----------------------
                                                      2000                     1999                    1998
                                            -----------------------  -----------------------  ---------------------
                                            As Reported   Pro forma  As Reported   Pro forma  As Reported  Pro forma
                                            -----------   ---------  -----------   ---------  -----------  ---------
     Income from continuing operations......  $  14,176     $12,256     $9,736       $6,760     $22,932    $17,599
     Net income ............................     14,176      12,256      6,338        3,362      22,932     17,599
     Basic earnings per share:
         From continuing operations.........      0.58         0.50       0.40         0.28        0.96       0.73
         Net income.........................      0.58         0.50       0.26         0.14        0.96       0.73
     Diluted earnings per share:
         From continuing operations.........      0.58         0.50       0.39         0.27        0.90       0.72
         Net income.........................      0.58         0.50       0.25         0.13        0.90       0.72


         The following table sets forth the fair value of each option grant using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

                            Year Ended December 31
                            ----------------------
                            2000     1999     1998
                            ----     ----     ----
Fair value per option ..   $3.87    $8.25    $7.83
Risk-free interest rate     5.17%    6.69%    4.66%
Dividend yield .........       0%       0%       0%
Expected volatility ....    0.60     0.49     0.48
Expected life (in years)     2-4      3-4      4-5

11.      SALE AND LEASEBACK TRANSACTIONS

         In December 2000, the Company entered into various transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $26.5 million. The assets are being leased back from the purchasers over terms ranging from five years to 18 years. The leases are being accounted for as operating leases. Certain of the transactions resulted in a loss of approximately $357,000, which was recognized in 2000 and is included in special charges in the Company's consolidated statement of income. The remaining transactions resulted in a gain of approximately $2.4 million, which is being amortized over the respective lease terms. The leases contain renewal options at lease termination and purchase options at amounts approximating fair value.

12.      RESTRUCTURING AND TRANSACTION COSTS

         During 2000, the Company approved and implemented a restructuring and operational reorganization plan. In connection with the plan, the Company recorded a pre-tax charge of approximately $1.7 million ($1.0 million, net of tax, or $0.04 per share), which is reflected as a special charge in the Company's consolidated statement of income. This charge consisted primarily of $700,000 in severance and employee-related costs, $500,000 in lease termination costs, $300,000 in asset write-offs (principally deferred costs associated with pending acquisitions which were discontinued as a result of the plan) and $200,000 in transaction and other costs. Through December 31, 2000, approximately $900,000 of the costs had been utilized.

         On June 29, 2000, the Company announced that an agreement had been mutually terminated with an investor group which had proposed to acquire all the outstanding shares of ResCare common stock for $15.75 per share in cash. Although the termination did not result in the payment by ResCare of any cancellation or breakup fees, $1.8 million ($1.1 million, net of tax, or $0.04 per share) of previously deferred costs associated with the transaction was expensed in 2000 and is included in special charges in the Company's consolidated statement of income.

13.      COMMITMENTS AND CONTINGENCIES

         The Company leases certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $38,600, $39,196 and $32,598 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company also leases certain land and buildings used in operations under capital leases. These leases expire at various dates through 2022 (including renewal operations) and generally require the Company to pay property taxes, insurance and maintenance costs.

         Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000, are as follows:

                                                                                                Capital
                                                                                                 Lease
                                                                               Capital           Under       Operating
Year Ended December 31                                                         Leases          Sublease        Leases
----------------------                                                        --------        ----------      -------
2001 ..................................................................        $  1,342       $    147       $ 24,099
2002 ...................................................................          1,342            142         19,420
2003 ...................................................................          1,342            137         13,531
2004 ...................................................................          1,276            132          9,684
2005 ...................................................................            988            127          7,671
Thereafter .............................................................          5,999            523         36,541
                                                                               --------       --------       --------
     Total minimum lease payments ......................................         12,289          1,208       $110,946
                                                                                                             ========
Less amounts representing interest .....................................          4,610            408
                                                                               --------       --------
Present value of minimum lease payments ................................          7,679            800
Less current maturities ................................................            545             69
                                                                               --------       --------
     Total long-term obligations under capital leases ..................       $  7,134       $    731
                                                                               ========       ========

         The Company leases certain of its facilities under capital leases with various partnerships controlled by a director of the Company. Annual payments under these lease arrangements approximate $1.0 million.

         The Company also leases certain of its facilities under an operating lease with a real estate investment trust in which the Company's chairman and another director are members of the trust's board of directors. The lease commenced in October 1998 and extends through 2009. Lease payments to the trust approximated $754 and $735 in 2000 and 1999, respectively. Annual rentals, included in the future minimum rental amounts above, are estimated to be approximately $750, subject to annual increases based on the consumer price index.

         In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser
v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys' fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the lawsuits. It is the Company's position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

         The Texas Attorney General, on behalf of the Texas Department of Human Services, filed suit in the District Court of Harris County, Texas initially seeking civil penalties of approximately $2.7 million in connection with the operation of one group home in Texas. The complaint alleged that the Company failed to ensure that the needs of the individuals residing in this home were being adequately assessed and provided for, including appropriate medical care. In December 2000, the Company entered into a Compromise and Settlement Agreement with the State which settles any and all disputes between the parties regarding the State's claim for civil penalties. In consideration for the settlement, the Company agreed to pay $1.0 million, which is comprised of $600,000 in compensatory and remedial costs and $400,000 in attorneys' fees and other costs.

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Lawsuit. It is the Company's position that the Lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company's position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operation or liquidity.

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

14.      QUARTERLY DATA (UNAUDITED)


                                                                First        Second        Third       Fourth
                                                               Quarter       Quarter      Quarter      Quarter       Total
                                                               -------       -------      -------      -------       -----
2000
Revenues...............................................     $   210,767  $   213,471  $   218,246  $   223,312  $   865,796
Facility and program contribution......................          27,432       25,341       25,512       23,935      102,220
Net income.............................................           5,887        2,915        3,059        2,315       14,176
Basic earnings per share...............................            0.24         0.12         0.13         0.10         0.58
Diluted earnings per share.............................            0.23         0.12         0.13         0.10         0.58

1999

Revenues...............................................     $   198,483  $   206,211  $   208,758  $   211,027  $   824,479
Facility and program contribution......................          28,385       29,755       29,954       19,916      108,010
Net income (loss)......................................           2,678       (6,427)       8,504        1,583        6,338
Basic earnings (loss) per share........................            0.11        (0.27)        0.35         0.07         0.26
Diluted earnings (loss) per share......................            0.13        (0.27)        0.31         0.06         0.25


15.      SUBSEQUENT EVENT

         Since 1993, the Company has operated various group homes in the state of Tennessee under its disabilities services division. Discussions in February 2001 with the applicable regulatory bodies in Tennessee have caused management to begin implementing plans to cease certain operations in the state. This is due in part to management's expectation that the rate environment in Tennessee will be inadequate to achieve management's desired level of profitability commensurate with the assumed risk. These operations accounted for revenues of $9.3 million in 2000. Management is currently evaluating the recoverability of certain related long-lived assets, including intangibles. As of December 31, 2000, the unamortized balances of goodwill and covenants not to compete were approximately $1.2 million and $800,000, respectively. Management expects to adjust the carrying value of the related long-lived assets to their estimated fair value during the first quarter of 2001. The estimated fair value will be based on anticipated future cash flows discounted at a rate commensurate with the risk involved. Based on current estimates, management expects to record a charge of approximately $1.0 million to $2.0 million in the first quarter of 2001 related to this development.