Form 10-K405/A
period 2000-12-31
RES CARE INC /KY/
filed 2001-04-05
CIK 776325

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

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _______________________ to ___________________

                         Commission File Number: 0-20372

                                -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

As of February 28, 2001, there were 24,348,947 shares of the Registrant's Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 28, 2001, was approximately $167,521,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III is incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

================================================================================

The Annual Report on Form 10-K of Res-Care, Inc. filed with the Commission on March 23, 2001, contained an error. The Independent Auditors' Report contained in Item 8 of Part II of Form 10-K omitted a portion of the scope paragraph and, therefore, a corrected report is included in this amendment. The Independent Auditors' Report remains unqualified. Additionally, an updated Consent of Independent Auditors is included in this amended Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report........................................................................................2

Consolidated Balance Sheets - As of December 31, 2000 and 1999......................................................3

Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998....................................4

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2000, 1999 and 1998......................5

Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998................................6

Notes to Consolidated Financial Statements..........................................................................7

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



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

                         RES-CARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year Ended December 31
                                                                                               ----------------------
                                                                                           2000         1999         1998
                                                                                           ----         ----         ----
                                                                                        (In thousands, except per share data)

Revenues ...........................................................................    $ 865,796   $  824,479   $  702,914

Facility and program expenses.......................................................      763,576      716,469      604,760
                                                                                      -----------  -----------  -----------
Facility and program contribution...................................................      102,220      108,010       98,154
Operating expenses (income):
     Corporate general and administrative...........................................       28,111       27,726       27,590
     Depreciation and amortization..................................................       22,308       21,107       18,561
     Special charges................................................................        4,149       20,498           --
     Other operating expenses (income)..............................................          270           40         (307)
                                                                                      -----------  -----------  -----------
                Total operating expenses............................................       54,838       69,371       45,844
                                                                                      -----------  -----------  -----------
     Operating income...............................................................       47,382       38,639       52,310

Other expenses (income):
     Interest expense...............................................................       23,446       19,925       15,556
     Interest income................................................................         (887)      (1,175)      (1,662)
                                                                                      -----------  -----------  -----------
                Total other expenses................................................       22,559       18,750       13,894
                                                                                      -----------  -----------  -----------

Income from continuing operations before income taxes...............................       24,823       19,889       38,416
Income tax expense..................................................................       10,647       10,153       15,484
                                                                                      -----------  -----------  -----------
Income from continuing operations...................................................       14,176        9,736       22,932
Gain from sale of unconsolidated affiliate, net of tax..............................           --          534           --
Cumulative effect of accounting change, net of tax..................................           --       (3,932)          --
                                                                                      -----------  -----------  -----------
     Net income ....................................................................  $    14,176  $     6,338  $    22,932
                                                                                      ===========  ===========  ===========
Basic earnings per share from continuing operations.................................  $      0.58  $      0.40  $      0.96
Gain from sale of unconsolidated affiliate, net of tax..............................           --         0.02           --
Cumulative effect of accounting change, net of tax..................................           --        (0.16)          --
                                                                                      -----------  -----------  -----------
Basic earnings per share............................................................  $      0.58  $      0.26  $      0.96
                                                                                      ===========  ===========  ===========

Diluted earnings per share from continuing operations...............................  $      0.58  $      0.39  $      0.90
Gain from sale of unconsolidated affiliate, net of tax..............................           --         0.02           --
Cumulative effect of accounting change, net of tax..................................           --        (0.16)          --
                                                                                      -----------  -----------  -----------
Diluted earnings per share..........................................................  $      0.58  $      0.25  $      0.90
                                                                                      ===========  ===========  ===========

Weighted average number of common shares:

     Basic..........................................................................       24,309       24,184       23,898
     Diluted........................................................................       24,354       24,970       31,225


          See accompanying notes to consolidated financial statements.

                         RES-CARE, INC. AND SUBSIDIARES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                Common Stock       Additional                 Treasury Stock
                                                ------------         Paid-In     Retained     --------------
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

         Maturities of long-term debt, restated for the amended credit agreement effective February 28, 2001, are as follows:

Year Ended
December 31

2001 .....................................................................................................$   12,950
2002 .....................................................................................................    17,729
2003 .....................................................................................................   102,785
2004 .....................................................................................................   110,599
2005 .....................................................................................................    19,628
Thereafter................................................................................................       107
                                                                                                          -----------
                                                                                                          $   263,798

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

         Stock option activity is shown below:

                                                           2000                      1999                       1998
                                                 ------------------------  ------------------------  ------------------------
                                                               Weighted-                  Weighted-                 Weighted-
                                                                Average                    Average                   Average
                                                               Exercise                   Exercise                  Exercise
                                                    Shares       Price         Shares       Price        Shares       Price
                                                    ------       -----         ------       -----        ------       -----
Outstanding at beginning of year...............    2,781,127  $     14.83    2,981,127  $     14.34    1,590,840   $    10.25
Granted........................................      408,750         8.20      126,750        19.93    1,805,754        17.26
Exercised......................................      (67,064)        7.75     (196,610)        9.21     (337,211)       10.37
Canceled.......................................     (723,224)       18.33     (130,140)       17.02      (78,256)       15.35
                                                 -----------               -----------               -----------
Outstanding at end of year.....................    2,399,589        12.85    2,781,127        14.83    2,981,127        14.34
                                                 ===========               ===========               ===========
Exercisable at end of year.....................    1,725,169  $     12.92    1,794,701  $     13.92    1,379,802   $    12.92
                                                 ===========               ===========               ===========

         The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                   Options Outstanding                                          Options Exercisable
            Range of              Number        Weighted-Average                             Number
            Exercise          Outstanding at       Remaining     Weighted-Average        Exercisable at      Weighted-Average
             Prices          December 31, 2000 Contractual Life   Exercise Price        December 31, 2000     Exercise Price
---------------------------  ----------------- ----------------  ---------------        -----------------    -----------------

      $   4.50 to    9.99          610,895       2.7   years     $       7.42                341,595         $       7.14
         10.00 to   14.99        1,340,642       2.3   years            13.24              1,050,541                13.07
         15.00 to   19.99          253,500       2.6   years            16.23                219,750                16.05
         20.00 to   23.50          194,552       2.6   years            22.87                113,283                22.92
                               -----------                                               -----------
                                 2,399,589       2.5   years     $      12.85              1,725,169         $      12.92
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

                                                                                   Year Ended December 31
                                                                                   ----------------------
                                                                       2000                  1999                  1998
                                                             --------------------- --------------------- ----------------------
                                                             As Reported Pro forma As Reported Pro forma As Reported Pro forma
                                                             ----------- --------- ----------- --------- ----------- ----------

     Income from continuing operations......................  $ 14,176   $ 12,256   $  9,736  $   6,760  $  22,932  $   17,599
     Net income ............................................    14,176     12,256      6,338      3,362     22,932      17,599
     Basic earnings per share:
         From continuing operations.........................      0.58       0.50       0.40       0.28       0.96       0.73
         Net income.........................................      0.58       0.50       0.26       0.14       0.96       0.73
     Diluted earnings per share:
         From continuing operations.........................      0.58       0.50       0.39       0.27       0.90       0.72
         Net income.........................................      0.58       0.50       0.25       0.13       0.90       0.72

         The following table sets forth the fair value of each option grant using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

                                                                                             Year Ended December 31
                                                                                             ----------------------
                                                                                     2000            1999            1998
                                                                                     ----            ----            ----

Fair value per option...........................................................  $      3.87    $      8.25    $      7.83
Risk-free interest rate.........................................................         5.17%          6.69%          4.66%
Dividend yield  ................................................................            0%             0%             0%
Expected volatility.............................................................         0.60           0.49           0.48
Expected life (in years)........................................................          2-4            3-4            4-5

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

         Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2000, are as follows:

                                                                                               Capital
                                                                                                 Lease
                                                                               Capital           Under           Operating
Year Ended December 31                                                         Leases          Sublease            Leases
----------------------                                                        --------        ----------          -------
2001 ..................................................................    $       1,342     $         147    $      24,099
2002 ..................................................................            1,342               142           19,420
2003 ..................................................................            1,342               137           13,531
2004 ..................................................................            1,276               132            9,684
2005 ..................................................................              988               127            7,671
Thereafter.............................................................            5,999               523           36,541
                                                                           -------------     -------------    -------------
     Total minimum lease payments......................................           12,289             1,208    $     110,946
                                                                                                              =============
Less amounts representing interest.....................................            4,610               408
                                                                           -------------     -------------
Present value of minimum lease payments................................            7,679               800
Less current maturities................................................              545                69
                                                                           -------------     -------------
     Total long-term obligations under capital leases..................    $       7,134     $         731
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

19       SUBSEQUENT EVENT

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

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Res-Care, Inc.

         We consent to incorporation by reference in the registration statements (No. 33-61878), (No. 33-76612), (No. 33-85964), (No. 33-80331), (No. 333-57167),
(No. 333-81465) and (No. 333-50726) on Form S-8 of Res-Care, Inc. of our report dated March 4, 2001, relating to the consolidated balance sheets of Res-Care, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of Res-Care, Inc.

                                                       /s/ KPMG LLP

Louisville, Kentucky
April 3, 2001

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RES-CARE, INC

Date:   April 4, 2001                      By: /s/ L. Bryan Shaul
        --------------                         ---------------------------------
                                               L. Bryan Shaul
                                               Executive Vice President, Finance
                                               and Administration and Chief
                                               Financial Officer