Form 10-K/A
period 2000-12-31
RES CARE INC /KY/
filed 2001-04-30
CIK 776325

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition
           period from                          to
                       ------------------------    ----------------------

                         Commission File Number: 0-20372


                                 RES-CARE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                KENTUCKY                                   61-0875371
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

           10140 LINN STATION ROAD
            LOUISVILLE, KENTUCKY                              40223
  ----------------------------------------                 ----------
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
                                      -----      -----

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


================================================================================

                                    PART III

         The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant) filed with the Commission on March 23, 2001, incorporated Part III of Form 10-K by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of the Registrant's year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2000 is included in this amendment.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors of ResCare

                                         DIRECTOR OR
NAME                            AGE     OFFICER SINCE  PRINCIPAL OCCUPATION
----                            ---     -------------  --------------------
James R. Fornear                70           1974      Retired
Ronald G. Geary                 53           1990      Chairman of the Board, President and Chief Executive Officer of ResCare
E. Halsey Sandford              68           1984      Retired
Spiro B. Mitsos                 70           1974      Retired
Seymour L. Bryson               63           1989      Associate Chancellor (Diversity), Southern Illinois University at Carbondale
W. Bruce Lunsford               53           1992      Chairman of the Board of Ventas, Inc.
Olivia F. Kirtley               50           1998      Certified Public Accountant
Vincent D. Pettinelli           57           1999      Retired

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

         E. HALSEY SANDFORD has been a director of ResCare since 1984 and served as Senior Executive from 1997 until March 2001 when he retired. From 1992 to 1997, Mr. Sandford served as Executive Vice President responsible for development for ResCare's Division for Persons with Disabilities.

         SPIRO B. MITSOS, PH.D., a retired psychologist, has been a director of ResCare since 1974. He has been Secretary of ResCare since 1984 and he served as Treasurer of ResCare from 1984 until 1998. Dr. Mitsos was employed by ResCare to provide psychological consultation services to facilities operated by ResCare from 1984 until he retired in 2000. Dr. Mitsos has served as an adjunct faculty member at Southern Illinois University, the University of Kentucky and the University of Evansville.

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

         W. BRUCE LUNSFORD, an attorney and certified public accountant, has served as a director of ResCare since 1992. He is the founder, Chairman and former CEO of Ventas, Inc., a New York Stock Exchange listed real estate investment trust. He is the founder, and former Chairman and CEO of Vencor, Inc., now known as Kindred Healthcare, Inc., a leading provider of long-term hospital care to chronically ill patients, serving from 1985 until January 1999. Vencor filed voluntary petitions for protection under Chapter 11 of the federal bankruptcy code in September 1999 and substantially completed its reorganization on March 1, 2001. Mr. Lunsford is also the founder and former Chairman of Atria Communities,

Inc., which operates assisted living and independent living communities. Mr. Lunsford is a director of National City Corporation, a financial services company, and its affiliate National City, Kentucky. He is a former director of Churchill Downs, Inc., an operator of thoroughbred racing tracks.

       OLIVIA F. KIRTLEY, a certified public accountant, has served as a director of ResCare since 1998. Ms. Kirtley is Past Chair of the American Institute of Certified Public Accountants (AICPA) and currently serves as Chair of the AICPA Board of Examiners. From 1991 to 2000, Ms. Kirtley served as Vice President and Chief Financial Officer of Vermont American Corporation, a leading manufacturer and marketer of power tool accessories. Ms. Kirtley is a director of Lancer Corporation, a worldwide manufacturer and distributor of fountain drink dispensing equipment.

         VINCENT D. PETTINELLI has served as a director of ResCare since 1999. Mr. Pettinelli is the founder of PeopleServe, Inc., a provider of services to persons with mental retardation and developmental disabilities, serving as President from 1979 until 1996 and as Chairman of the Board from 1996 to 1999.

Executive Officers of ResCare

         In addition to Mr. Geary, the executive officers of ResCare are Jeffrey
M. Cross, Paul G. Dunn, Ralph G. Gronefeld, Jr., L. Bryan Shaul, Vincent F. Doran and Katherine W. Gilchrist.

         Mr. Cross, age 47, has served as President, Division for Persons with Disabilities, since 2000, after serving as Executive Vice President of Operations, Division for Persons with Disabilities since 1994. He has been employed with ResCare since 1984 except for a period between 1987 and 1989. He has served in various administrative positions in ResCare's Division for Persons with Disabilities. In 1991, he was named Vice President for Operations in Kentucky and Indiana.

         Mr. Dunn, age 35, has served as Chief Development Officer since 1997 and has responsibility for overseeing all ResCare's development activities. In addition, from 1999 to 2000, Mr. Dunn served as Executive Vice President for Alternative Youth Services and Youthtrack. From 1992 to 1997, Mr. Dunn was employed by Laidlaw, Inc., most recently as Corporate Director, Financial Operations for the Laidlaw Medical Transportation, Inc. subsidiary, an operator of ambulance services.

         Mr. Gronefeld, age 42, was named Executive Vice President-Operations, Division for Persons with Disabilities in March 2001 after serving as Chief Financial Officer since May 1998. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare's Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare's west region in its Division for Persons with Disabilities.

         Mr. Shaul, age 56, has served as Executive Vice President of Finance and Administration and Chief Financial officer since March 2001. Before coming to ResCare, Mr. Shaul served as Vice President Finance and Controller at Humana, Inc. from March 2000. From March 1999 to March 2000, Mr. Shaul served as Vice President of Mergers and Acquisitions. Before joining Humana, Mr. Shaul was Chief Financial Officer of Primary Health, Inc. in Boise, Idaho from February 1997 to February 1999, Chief Financial Officer of Pacific Eyenet, Inc. in Los Angeles, California from August 1996 to February 1997 and Chief Financial Officer of Right CHOICE Managed Care, Inc. from March 1994 to December 1995.

         Mr. Doran, age 50, has served as President, Division for Youth Services, since August 2000 after serving as President, Job Corps Operations from 1997. Before joining ResCare, Mr. Doran was President for Job Corps Operations for Teledyne Economic Development, a product line of the Teledyne Controls business of Teledyne Industries, Inc., a publicly traded conglomerate where he had been employed in various capacities for twenty-five years.

         Ms. Gilchrist, age 48, a certified public accountant, joined ResCare as Vice President and Chief Financial Officer for the Division for Persons with Disabilities in March 2001. From 1998 to 2001, Ms. Gilchrist served as Vice President-Financial Operations for the East Region of American Medical Response, Inc. (a subsidiary of LaidLaw, Inc.), a national healthcare transportation services company. From 1996 to 1998, Ms. Gilchrist was Vice President of

Operations for ConnectiCare, Inc., a health maintenance organization serving the state of Connecticut. From 1994 to 1996, Ms. Gilchrist was Managing Director of MHC Operations for CSC Healthcare Systems, Inc. (a subsidiary of Computer Sciences Corporation), a company that developed and implemented computer systems for health maintenance organizations and related companies.

         Section 16(a) of the Securities Exchange Act of 1934 requires ResCare's directors and executive officers and people who own more than 10 percent of ResCare's common stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings of the reports.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table provides information concerning compensation awarded to, earned by or paid to the executive officers of ResCare during the year ended December 31, 2000.

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       ------------
                                                                                        SECURITIES
                                                      ANNUAL COMPENSATION               UNDERLYING
NAME AND PRINCIPAL POSITION                     ----------------------------------      OPTIONS/SAR         ALL OTHER
AS OF DECEMBER 31, 2000                         YEAR        SALARY       BONUS (1)         (SHARES)      COMPENSATION (2)
-----------------------                         ----        ------       ---------      -----------     ----------------
Ronald G. Geary                                  2000       $332,253      $     0                0           $14,459
  Chairman of the Board, President and           1999        314,786            0                0            36,174
    Chief Executive Officer                      1998        311,279            0          253,100            36,669

E. Halsey Sandford (3)                           2000        103,317            0                0             4,476
  Senior Executive                               1999        100,000            0                0            10,000
                                                 1998        100,000            0                0            10,173

Jeffrey M. Cross                                 2000        182,888            0                0                 0
  Executive Vice President, Operations           1999        152,250            0                0            22,838
    Division for Persons with Disabilities       1998        152,267            0           93,700            18,463

Paul G. Dunn                                     2000        163,178            0                0             7,074
  Executive Vice President, Development          1999        155,822            0                0             9,000
    and Alternative Youth Services and           1998        150,000            0           93,700            17,810
    Youthtrack

Ralph G. Gronefeld, Jr.                          2000        164,504            0                0             7,127
  Executive Vice President Finance &             1999        155,000            0                0             9,300
  Administration/Chief Financial Officer         1998        135,736            0          127,500             9,538

-----------------

(1) Bonuses paid to the executive officers are based on their employment agreements. For 1999 and 2000, there were no cash bonuses. In September 1998, additional options were granted under ResCare's 1998 Omnibus Stock Option Plan instead of cash bonuses that would have been awarded in February 1999 for the year 1998.

(2) Except as noted, All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan, and to the 401(k) Restoration Plan, which is described later. Mr. Geary's other compensation for 1998 and 1999 includes $7,241 and $17,287, respectively, for personal use of the ResCare corporate airplane. Mr. Dunn's other compensation for 1998 includes forgiveness of the balance of $6,274 due on a loan ResCare made to him when he moved.

(3) Effective February 28, 2001, Mr. Sandford retired as Senior Executive of ResCare. Mr. Sandford remains as a director of ResCare.

         ResCare has established the 401(k) Restoration Plan to permit certain members of management to defer compensation pre-tax and to permit ResCare to contribute on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare's matching contribution on behalf of each participant matches the employee's contribution dollar for dollar up to the first three percent and one-half of the next three percent of the employee's salary, which is the same as the contribution ResCare makes for employees who participate in ResCare's Retirement Savings Plan.

         Option Grants for 2000

         There were no options granted in 2000 to executive officers.

         Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

         Mr. Cross exercised stock options during the year ending December 31, 2000. The following table indicates the total number of exercisable and unexercisable stock options on December 31, 2000 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The NASDAQ National Market on December 29, 2000 of $4.50 per share.

                                                                NUMBER OF UNEXERCISED OPTIONS           VALUE OF UNEXERCISED
                                                                     AT DECEMBER 31, 2000               IN-THE-MONEY OPTIONS
                                                                                                        AT DECEMBER 31, 2000
                                                                -------------------------------     ------------------------------
                                SHARES
                             ACQUIRED ON    VALUE REALIZED
            NAME             EXERCISE (#)        ($)(1)          EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
            ----             ------------   --------------      --------------   -------------     -----------      -------------
Ronald G. Geary                        0                0       591,046 shares        0 shares        $  0               $  0
E. Halsey Sandford                     0                0         2,025 shares        0 shares           0                  0
Jeffrey M. Cross                   9,000           19,000       148,244 shares   11,081 shares           0                  0
Paul G. Dunn                           0                0       128,720 shares    7,480 shares           0                  0
Ralph G. Gronefeld, Jr.                0                0        15,150 shares    2,400 shares           0                  0

-----------------
(1) Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.

       Employment Agreements

       Mr. Geary has an employment agreement that was signed in 1995 with ResCare and extends for a five-year term. It expires in September 2001, and it automatically renews for one-year periods beginning one year before the expiration date so that the remaining term equals two years unless either ResCare or Mr. Geary gives notice of termination. Under the agreement, Mr. Geary receives a base salary of $300,000 which is adjusted each year based on the increase in the consumer price index for Urban Wage Earners and Clerical Workers. Mr. Geary is eligible for an annual bonus equal to up to 50 percent of his base salary based on performance criteria that Mr. Geary and the executive compensation committee mutually agrees to on or before January 1 of each year. Effective on the date of the agreement, Mr. Geary was granted options to purchase 97,500 ResCare common shares (adjusted for stock splits) at a price of $16.00 per share which could be exercised beginning with the date of the grant. In addition, ResCare will grant options to purchase 112,500 common shares on the last Thursday of February during each of the remaining years of the term of the agreement at the fair market value on the date of the grant. In May 2000, Mr. Geary terminated options for 112,500 shares granted under his employment agreement for February 1998 for consideration of $1.00 and he waived options for 112,500 shares that would have been granted for February 2000 under his employment agreement for consideration of $1.00. ResCare also agreed to reimburse Mr. Geary for a portion of federal and state income taxes that Mr. Geary owes because of his exercise of options granted in his prior agreement under a formula outlined in the current agreement. In November 1996, the agreement was amended to grant Mr. Geary options to purchase 112,797 common shares at the closing price on the date of the grant, or $15.25, and to delete ResCare's obligation to reimburse the taxes.

         In addition, ResCare provides to Mr. Geary maximum disability insurance coverage permitted under ResCare's current benefit plan, equips an office in Mr. Geary's home, pays fees for personal tax and financial planning and for an annual physical. The agreement also provides that if Mr. Geary's employment is terminated following a change in the control of ResCare, Mr. Geary will be entitled to receive the unpaid balance of his full base salary through the effective termination date of the agreement and for an additional two years. The agreement may be terminated with or without cause at any time. If it is terminated without cause, Mr. Geary will continue to receive his base salary for the balance of the term. He would also receive a prorated bonus earned for that year plus any unpaid cash bonus for a prior year. If there is a change of control of ResCare, or if the agreement is terminated without cause, ResCare will repurchase unexercised vested options.

         ResCare has employment agreements with Messrs. Cross, Dunn and Gronefeld that contain substantially the same terms and conditions. The agreements are for initial terms of three years commencing

January 1, 2001. The agreements renew automatically for one-year periods after the expiration of their respective terms unless either ResCare or the employee gives notice of termination. ResCare may terminate all of the agreements with or without cause at any time. Base salary for Messrs. Dunn and Gronefeld is $210,000 and $265,000 for Mr. Cross, subject to annual increases equal to the greater of 5 percent or the consumer price index "All Items" category. When Mr. Dunn was employed by ResCare, he executed a promissory note to ResCare for $15,000. The maturity date of the note was extended in Mr. Dunn's employment agreement to May 2003 and on May 1 of each year beginning in 2001, ResCare will forgive one-third of the outstanding principal balance of the note and one-third of the accrued and unpaid interest provided Mr. Dunn remains a full-time employee of ResCare. In addition to the loan forgiveness and reductions discussed in "Indebtedness of Management" for Mr. Cross, under Mr. Cross' agreement, ResCare will reimburse Mr. Cross for enrollment and participation in the Vanderbilt University Masters of Business Administration Program under ResCare's tuition reimbursement program subject to the rules of the plan except that the maximum reimbursement is increased to $50,000 a year.

         Each of these executives also participates in an annual incentive program and is eligible to receive a cash bonus based on an incentive program for the executive established each year in the contract or by ResCare Chairman. Messrs. Dunn and Gronefeld may earn up to 40 percent and Mr. Cross up to 50 percent of their base salaries based on meeting established division and/or company performance goals. The incentive payments will be determined quarterly.

         Upon entering into the agreements, each of the executives received a one-time grant of stock options. Mr. Cross was granted options to purchase 50,000 ResCare common shares on March 8, 2001 and Messrs. Gronefeld and Dunn were each granted options to purchase 25,000 ResCare common shares on March 8, 2001. For each executive, the options vest in 20 percent increments annually beginning as of the grant date.

         If any of the agreements with Messrs. Cross, Dunn and Gronefeld are terminated by ResCare without cause, the employee will receive his full base salary for one year after termination. In addition, for Messrs. Cross and Dunn, ResCare will forgive the remaining principal balance and accrued but unpaid interest on notes of the executives payable to ResCare. If ResCare terminates an executive's employment agreement for cause, the executive would not be entitled to any compensation following the date of termination other than the pro rata amount of the then current base salary through such date. If their employment is terminated for any reason, Mr. Geary will be prohibited from competing with ResCare for one year and Messrs. Cross, Dunn and Gronefeld will be prohibited from competing with ResCare for eighteen months.

COMPENSATION OF DIRECTORS

       Directors who are employees of ResCare receive no compensation for their services as directors. ResCare's non-employee directors, Messrs. Sandford, Mitsos, Fornear, Bryson, Lunsford, Pettinelli and Ms. Kirtley, each receive an annual retainer of $18,000 plus $1,500 for each board meeting that they attend and $750 for each committee meeting they attend as members of committees of the board. The chairs of committees receive an annual retainer of $3,000 and the members of the executive committee receive an annual retainer of $36,000. In addition, the non-employee directors participate in ResCare's 2000 Non-Employee Directors Stock Ownership Incentive Plan under which they each receive an annual grant of options to purchase 4,500 ResCare common shares. In 2000, option grants were limited to 3,600 common shares for each director because of the limited number of shares available under the predecessor 1993 plan.

         In connection with their service as a special committee to evaluate a proposed transaction involving management of ResCare, Ms. Kirtley and Messrs. Lunsford and Mitsos each received $73,000 from ResCare in 2000.

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Lunsford, a director of ResCare, is Chairman of the Board of Ventas, Inc., a real estate investment trust. Mr. Lunsford owns less than five percent of its common stock and less than one percent of ResCare common shares. Ronald G. Geary, a director and Chairman of the Board, President and Chief Executive Officer of ResCare was elected to the board of directors of Ventas in May 1998. Mr. Geary is the beneficial owner of approximately six percent of ResCare common shares and less than one percent of Ventas common stock.
Mr. Geary serves on the executive compensation committee of Ventas.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Equity Securities

         The following table shows certain information about the beneficial ownership of ResCare common shares as of March 31, 2001 by:

         o each person whom ResCare knows beneficially owns more than 5 percent of the outstanding ResCare common shares or has filed a Schedule 13G with the Securities and Exchange Commission with respect to ResCare shares;

         o        each of ResCare's directors;

         o each of ResCare's executive officers named in the Summary Compensation Table; and

         o        all directors and executive officers of ResCare as a group.

         Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

                                                                           NUMBER OF SHARES
NAME AND ADDRESS (1)                                                    BENEFICIALLY OWNED (2)      PERCENT OF TOTAL
--------------------                                                   -----------------------      ----------------
FMR Corporation                                                            2,992,544    (3)                 12.3%
Amalgamated Gadget, L.P.                                                   2,643,885    (4)                 10.9%
Vincent D. Pettinelli                                                      2,159,149    (5)                  8.9%
James R. Fornear                                                           1,922,211    (6) (7)              7.9%
SAFECO Corporation                                                         1,807,977    (8)                  7.4%
Goldman Sachs Asset Management                                             1,547,950    (9)                  6.4%
Ronald G. Geary                                                            1,500,609   (10)                  6.0%
Margaret H. Fornear                                                        1,363,876   (11) (7)              5.6%
Spiro B. Mitsos, Ph.D.                                                       283,265   (12)                  1.2%
Jeffrey M. Cross                                                             161,845   (13)                   *
Paul G. Dunn                                                                 132,020   (14)                   *
E. Halsey Sandford                                                           117,715   (15)                   *
W. Bruce Lunsford                                                             87,225   (16)                   *
Olivia F. Kirtley                                                             29,250   (17)                   *
Seymour L. Bryson, Ph.D.                                                      28,463   (18)                   *
Ralph G. Gronefeld, Jr.                                                       26,181   (19)                   *
All directors and executive officers as a group (13 persons)               6,501,473   (20)                 25.5%

-----------------
* Indicates less than 1 percent of outstanding common stock.

(1) The following are addresses of the people ResCare knows beneficially own more than five percent of the outstanding common shares: James R. and Margaret H. Fornear, 175 Bayview Avenue, Naples, Florida 34108; Vincent D. Pettinelli, 5943 Macewen Court, Dublin, Ohio 43017; Ronald
         G. Geary, 10140 Linn Station Road, Louisville, Kentucky 40223; FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 92109; Goldman Sachs Asset Management, 32 Old Slip, New York, NY 10005, Amalgamated Gadget, L.P., City Center Tower II, 301 Commerce Street, Suite 2975, Fort Worth, Texas 76102 and SAFECO Corporation, SAFECO Plaza, Seattle, Washington 98185.

(2) Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group. Except as provided in note 16, the number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

(3) The information for FMR Corporation and its controlling stockholders, Edward D. Johnson, III and Abigail P. Johnson is based on the Schedule 13G dated March 10, 2001 filed with the SEC which states that these shares were acquired in the ordinary course of business solely for investment purposes and not for the purpose or effect of changing or influencing the control of ResCare.

(4) The information for Amalgamated Gadget, LP is based on the Schedule 13G dated February 12, 2001 filed with the SEC which states that the shares represent shares obtainable upon conversion of ResCare's 6% Convertible Subordinated Notes due 2004 and were acquired pursuant to an Investment Management Agreement solely for investment purposes and not for the purpose of changing or influencing the control of ResCare.

(5) Includes 900 shares subject to options that are currently exercisable and 1,956,636 shares held by a trust of which Mr. Pettinelli is trustee and beneficiary.

(6) Includes 3,150 shares subject to options that are presently exercisable. Does not include shares held for the benefit of family members in trusts with an independent trustee.

(7) As husband and wife, James R. Fornear and Margaret H. Fornear each may be considered the beneficial owner of the common shares owned by the other under the applicable rules of the SEC. Both Mr. and Mrs. Fornear disclaim such beneficial ownership. Does not include shares owned by Mr. and Mrs. Fornear's adult children.

(8) The information for SAFECO Corporation based on the Schedule 13G dated January 12, 2001 filed with the SEC, states that these shares were acquired in the ordinary course of business solely for investment purposes and not for the purpose or effect of changing or influencing control of ResCare.

(9)      The information for Goldman Sachs Asset Management, based on the
         Schedule 13G dated February 13, 2001 filed with the SEC states that these shares were acquired in the ordinary course of business solely for investment purposes and not for the purpose or effect of changing or influencing control of ResCare.

(10) Includes 703,546 shares subject to options that are presently exercisable, 3,600 shares held by Mrs. Geary in which Mr. Geary disclaims beneficial ownership and 2,390 shares held for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power. In May 2000, in consideration for $1.00 from ResCare, Mr. Geary terminated options previously granted to him for 112,500 shares, all of which were exercisable. In addition, in May 2000, Mr. Geary waived options for 112,500 shares that were to be granted to him effective February 2000 under his employment agreement for consideration of $1.00.

(11) Does not include shares held for the benefit of family members in trusts with an independent trustee.

(12) Represents shares owned jointly by Dr. and Mrs. Mitsos over which they share voting and investment power.

(13) Includes 161,845 shares subject to options that are presently exercisable.

(14) Includes 1,300 shares owned jointly by Mr. and Mrs. Dunn over which they share voting and investment power and 130,720 shares subject to options that are presently exercisable.

(15) Includes 2,025 shares subject to options that are presently exercisable. Does not include 155,622 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(16) Includes 15,525 shares subject to options that are presently exercisable. Mr. Lunsford also owns ResCare 6 percent Convertible Subordinated Notes due 2004 at a face value of $375,000. These notes are convertible into 19,936 shares, which are not included in the total. Upon conversion, Mr. Lunsford's ownership would remain less than 1 percent.

(17) Includes 4,500 shares over which Ms. Kirtley exercises sole voting and investment power and 21,600 over which she shares voting and investment power with her husband. Also includes 3,150 shares subject to options that are presently exercisable.

(18) Includes 15,525 shares subject to options that are presently exercisable.

(19) Includes 24,550 shares subject to options that are presently exercisable and 931 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld's IRA over which Mr. Gronefeld holds neither voting nor investment power. In May 2000, Mr. Gronefeld terminated options for 15,000 shares of which 9,001 were currently exercisable in consideration for $1,500.00 from ResCare. In July 2000, Mr. Gronefeld terminated options for 112,500 shares, of which 75,000 were currently exercisable, for consideration of $1.00.

(20) Includes 1,114,476 shares subject to options that are presently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In addition to the relationships and transactions described under "Executive Compensation Committee Interlocks and Insider Participation," Mr. Pettinelli has an interest in partnerships that own approximately 60 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases generally have terms ranging from 10 to 25 years. Rental under these leases totals approximately $1.0 million annually. In addition, PeopleServe, Inc., a subsidiary of ResCare, has guaranteed or in some other way agreed to be obligated for the payment of funds borrowed by these partnerships from third party lenders. Mr. Pettinelli has agreed to indemnify PeopleServe on its guaranty obligations, and the indemnification is secured by a pledge of escrowed ResCare common shares or other securities.

         In April 2000, ResCare loaned Mr. Cross the principal sum of $100,000 to assist him in paying tax obligations resulting from the exercise of stock options. The interest rate on the note is the prime rate (9 percent at the time of the loan) and is due within thirty days after Mr. Cross ceases to be employed by ResCare. On April 1 of each year beginning April 1, 2001, provided Mr. Cross remains employed full-time with ResCare and has satisfied tax withholding requirements in the loan agreement, the outstanding principal balance will be reduced by $25,000 and the aggregate amount of interest accrued but unpaid on such amount of principal reduction shall be reduced and forgiven. If Mr. Cross' employment is terminated without cause, the entire remaining principal balance and all accrued and unpaid interest on both notes shall be forgiven and deemed additional severance pay to Mr. Cross. On March 1, 2001, ResCare loaned Mr. Cross an additional $100,000 at an interest rate equal to the prime rate (9 percent at the time of the loan), due within thirty days after Mr. Cross ceases to be an employee of ResCare. On the last day of each calendar month commencing March 2001, the outstanding principal balance of second note will be reduced by $2,941.18 and the accrued but unpaid interest on that reduction amount will also be reduced and forgiven. The reductions and forgiven amounts shall be considered a compensation bonus under Mr. Cross' employment agreement.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              RES-CARE, INC.



Date: April 30, 2001          By: /s/ L. Bryan Shaul
     ----------------            -----------------------------------------------
                                      L. Bryan Shaul
                                      Executive Vice President, Finance and
                                      Administration and Chief Financial Officer