Form 10-Q
period 2001-03-31
RES CARE INC /KY/
filed 2001-05-14
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky	40223-3813 (Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 394-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No         .

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2001, was 24,353,672.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION		NUMBER

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	2

	Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31	December 31
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$10,303	$33,415

Accounts and notes receivable, net	149,128	142,764

Deferred income taxes	14,996	14,996

Prepaid expenses and other current assets	12,115	11,444

Total current assets	186,542	202,619

Property and equipment, net	83,957	85,074

Excess of acquisition cost over net assets acquired, net	214,836	218,012

Other assets	29,953	30,401

	$515,288	$536,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$20,098	$21,715

Accrued expenses	52,226	52,812

Accrued income taxes	2,869	2,674

Current portion of long-term debt	12,359	3,113

Total current liabilities	87,552	80,314

Long-term liabilities	4,273	7,690

Long-term debt	243,913	269,164

Deferred income taxes	815	815

Total liabilities	336,553	357,983

Commitments and contingencies

Shareholders’ equity:

Preferred shares	—	—

Common stock	47,856	47,833

Additional paid-in capital	29,155	28,939

Retained earnings	101,724	101,351

Total shareholders’ equity	178,735	178,123

	$515,288	$536,106

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Revenues	$219,723	$210,767

Facility and program expenses	199,303	183,335

Facility and program contribution	20,420	27,432

Operating expenses:

Corporate general and administrative	7,615	6,307

Depreciation and amortization	5,417	5,372

Special charges	1,729	—

Other expense	5	283

Total operating expenses	14,766	11,962

Operating income	5,654	15,470

Interest expense, net	4,979	5,407

Income before income taxes	675	10,063

Income tax expense	311	4,176

Net income	$364	$5,887

Basic earnings per share	$0.01	$0.24

Diluted earnings per share	$0.01	$0.23

Weighted average number of common shares:

Basic	24,334	24,279

Diluted	24,384	31,126

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2001	2000

Cash used in operating activities	$(5,434)	$(4,054)

Cash flows from investing activities:

Purchases of property and equipment	(1,779)	(881)

Acquisitions of businesses, net of cash acquired	—	(11,393)

Proceeds from sales of assets	—	2,042

Cash used in investing activities	(1,779)	(10,232)

Cash flows from financing activities:

Net (repayments) borrowings under credit facilities with banks	(14,619)	23,191

Repayments of long-term debt	(1,519)	(2,526)

Proceeds received from exercise of stock options	239	489

Cash (used in) provided by financing activities	(15,899)	21,154

(Decrease) increase in cash and cash equivalents	$(23,112)	$6,868

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2001
(Unaudited)

NOTE 1. Basis of Presentation

      Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      For further information, refer to the consolidated financial statements and footnotes thereto in ResCare’s annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. Long-term Debt

      Long-term debt consists of the following:

	March 31	December 31
	2001	2000

	(In thousands)

Revolving credit facilities with banks	$38,437	$133,056

Term loan with banks	80,000	—

6% convertible subordinated notes due 2004, net of
unamortized discount of $1,713 and $1,830 in 2001 and 2000	107,647	107,530

5.9% convertible subordinated notes due 2005	19,613	19,613

Obligations under capital leases	8,317	8,479

Notes payable and other	2,258	3,599

	256,272	272,277

Less current portion	12,359	3,113

	$243,913	$269,164

      On February 28, 2001, the Company amended and restated its credit agreement with a group of banks to provide for an $80.0 million revolving credit facility (including a $35.0 million letter of credit sub-limit) and an $80.0 million term loan. The amended credit agreement expires on January 2, 2003 and bears interest at LIBOR plus an applicable margin based on a debt-to-

cash flow ratio, as defined in the credit agreement (8.37% at March 31, 2001). The term loan provides for increasing quarterly principal reductions beginning on June 30, 2001 with the balance due at January 2, 2003. The agreement also specifies additional reductions in the term loan based on the Company’s cash flow from operations, as defined, and substantially all proceeds from future property sale and leaseback transactions during the term of the loan. Borrowings under the amended credit agreement are secured by the Company’s assets, including accounts receivable, owned property and equipment and intangible assets. Additionally, the amended credit agreement contains revised financial covenants. As of March 31, 2001, the Company was in compliance with these covenants.

NOTE 3. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31

	2001	2000

	(In thousands)

Income available to shareholders for basic earnings per share	$364	$5,887

Interest expense, net of income tax effect, on convertible subordinated notes	—	1,230

Income available to shareholders after assumed conversion of convertible subordinated notes	$364	$7,117

Weighted average number of common shares used in basic earnings per share	24,334	24,279

Effect of dilutive securities:

Stock options	50	181

Convertible subordinated notes	—	6,666

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	24,384	31,126

      The computation of diluted earnings per share did not assume conversion of the convertible subordinated notes in the first quarter of 2001 because to do so would have been antidilutive for the period.

NOTE 4. Segment Information

      The following table sets forth information about reportable segment profit or loss. Since 1998, the Company has disclosed information for three reportable operating segments, comprised of disabilities services, Job Corps program and other youth services programs. Effective January 1, 2001, in connection with changes in the Company’s management structure, the Job Corps program and other youth services programs were brought under the direction of one division president, resulting in the consolidation of these two programs into a single operating segment. The information for prior periods presented has been restated to reflect this change.

	Disabilities	Youth	All	Consolidated
	Services	Services	Other (1)	Totals

Quarter ended March 31:	(In thousands)

2001

Revenues	$171,132	$48,591	$—	$219,723

Segment profit(2)	11,647	4,070	(8,334)	7,383

2000

Revenues	$165,650	$45,117	$—	$210,767

Segment profit(2)	17,987	4,701	(7,218)	15,470

(1)	All Other is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

(2)	Segment profit equals pretax operating income before special charges. Disabilities services profit for 2001 excludes the $1.6 million charge recorded in connection with the cessation of certain operations in Tennessee.

NOTE 5. Special Charges

      As of March 31, 2001, the Company ceased operating various group homes in the state of Tennessee under its disabilities services division. In connection with the cessation of operations, the Company recorded a charge of approximately $1.6 million which is recorded as a special charge in the accompanying statement of income. This charge includes a $1.1 million write-off of unamortized goodwill, $200,000 for the write-off of various other assets, and approximately $300,000 in costs related to exiting the program.

      During February 2001, in connection with the amendment and restatement of the credit facility, the Company wrote off approximately $134,000 of deferred debt issuance costs related to its original credit agreement. This write-off resulted from reduced availability, shorter term and periodic and permanent reductions in the credit facility. Additionally, the Company incurred debt issue costs of approximately $2.6 million during the first quarter of 2001 in connection with the amendment and restatement of its credit agreement. These payments have been deferred and will be amortized over the remaining term of the credit agreement.

NOTE 6. Contingencies

      In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit (Chesser lawsuits) also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the Chesser lawsuits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the Chesser lawsuits. It is the Company’s position that the Chesser lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

      In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Res-Care, Inc. (ResCare or the Company) receives revenues primarily from the delivery of residential, training, education and support services to populations with special needs. The Company has two reportable operating segments: (i) disabilities services and (ii) youth services. Since 1998, the Company has disclosed information for three reportable operating segments, comprised of disabilities services, Job Corps program and other youth services programs. Effective January 1, 2001, in connection with changes in the Company’s management structure, the Job Corps program and other youth services programs were brought under the direction of one division president, resulting in the consolidation of these two programs into a single operating segment. The information for prior periods presented has been restated to reflect this change. Management’s discussion and analysis of each segment follows.

Recent Developments

Amended Credit Agreement

      On February 28, 2001, the Company amended and restated its credit agreement with a group of banks to provide for an $80.0 million revolving credit facility (including a $35.0 million letter of credit sub-limit) and an $80.0 million term loan. The amended credit agreement expires on January 2, 2003 and bears interest at LIBOR plus an applicable margin based on a debt-to-cash flow ratio, as defined in the credit agreement (8.37% at March 31, 2001). The term loan provides for increasing quarterly principal reductions beginning on June 30, 2001 with the balance due at January 2, 2003. The agreement also specifies additional reductions in the term loan based on the Company’s cash flow from operations, as defined, and substantially all proceeds from future property sale and leaseback transactions during the term of the loan. The amended agreement provides for higher margins over LIBOR compared to the previous agreement. Borrowings under the amended credit agreement are secured by the Company’s assets, including accounts receivable, owned property and equipment and intangible assets. Additionally, the amended credit agreement contains revised financial covenants. As of March 31, 2001, the Company was in compliance with these covenants.

      During February 2001, in connection with the amendment and restatement of the credit facility, the Company wrote off approximately $134,000 of deferred debt issuance costs related to its original credit agreement. This write-off resulted from reduced availability, shorter term and periodic and permanent reductions in the credit facility. Additionally, the Company incurred debt issue costs of approximately $2.6 million during the first quarter of 2001 in connection with the amendment and restatement of its credit agreement. These payments have been deferred and will be amortized over the remaining term of the credit agreement.

Cessation of Certain Operations in Tennessee

      As of March 31, 2001, the Company ceased operating several group homes in the state of Tennessee under its disabilities services division. This action became necessary after discussions in February 2001 with the applicable regulatory bodies in Tennessee caused management to conclude that the rate environment in Tennessee will be inadequate to achieve a level of profitability commensurate with the Company’s assumed risk. In connection with the cessation of operations, the Company recorded a charge of approximately $1.6 million. This charge includes a $1.1 million write-off of unamortized goodwill, $200,000 for the write-off of various other assets, and approximately $300,000 in costs related to exiting the program. This operation accounted for revenues of $9.3 million in 2000 and $2.2 million for the first three months of 2001.

Results of Operations

      Revenues for the first quarter of 2001 were $219.7 million, or 4% over the same period for 2000. This represents a continuation of the lower growth rates experienced beginning in the second half of 2000 and a significantly lower growth rate than in recent years as the Company has shifted its focus from acquisition-related growth to internally generated growth as well as infrastructure enhancements. In addition, management believes that an enhanced management structure and other initiatives it has undertaken will position the Company for a higher internal growth rate in 2002. As discussed below, this change in growth strategy is due in part to limitations on the Company’s sources of capital to support development-driven activities.

      Operating results of the Company for the first quarter of 2001 as compared to the same period of 2000 reflect increased costs from a highly competitive labor market. The Company is continuing several initiatives to manage these labor cost increases, including improved recruitment and retention programs, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. Additionally, results for the first quarter of 2001 were negatively impacted by increased energy and insurance costs.

      The consolidated results for the first three months of 2001 were also negatively impacted by certain special charges. Operating income for the quarter included a charge of $1.6 million related to the write-off of certain assets and costs associated with the cessation of certain operations in Tennessee as discussed above, and the write-off of $134,000 in deferred debt issuance costs resulting from the amended and restated credit agreement.

      As a percentage of total revenues, corporate general and administrative expenses were 3.5% in the first quarter of 2001 and 3.0% for the same period of 2000. This relative increase was due primarily to strengthening the management infrastructure during the first quarter of 2001 and the effect of rent expense resulting from the sale and leaseback of the corporate office building. This improvement in management structure includes the addition of the positions of executive vice president and of vice president and chief financial officer of the division for persons with disabilities.

      Net interest expense decreased to $5.0 million in the first quarter of 2001 compared to $5.4 million for the same period in 2000. This decrease resulted primarily from reduced utilization of the Company’s credit facility. The impact of higher margins over LIBOR under the amended credit agreement discussed above was generally offset by lower LIBOR rates in 2001 compared to 2000.

      The Company’s effective income tax rate was 46.1% and 41.5% for the first quarter of 2001 and 2000, respectively. The higher estimated annual rate of 46.1% used in the first quarter results from lower projected profitability combined with a fixed level of nondeductible goodwill amortization during 2001 compared to 2000.

Disabilities Services

      The disabilities services segment for the first quarter of 2001 was significantly impacted by the slowed growth and labor cost pressures described above. Disabilities services revenues increased by 3.3% in 2001 compared to 2000. Revenues increased in 2001 due primarily to rate adjustments and the expansion of existing programs. Segment profit as a percentage of revenue declined to 6.8% in 2001 compared to 10.9% in 2000. As discussed above, tight labor market conditions have resulted in higher labor costs and reduced margins. Labor costs as a percentage of segment revenues, were approximately 54% and 52% in the first quarter of 2001 and 2000, respectively. Higher utility and insurance costs also negatively impacted the segment’s profitability for the quarter. When compared to the first quarter of 2000, utilities increased approximately $600,000, while insurance costs increased approximately $1.9 million. As discussed in its annual report on Form 10-K for the year ended December 31, 2000, the Company entered into certain new insurance programs in December 2000 providing for significantly higher self-insured retention limits and higher deductibles, resulting in higher estimated costs for the Company’s business insurance programs in 2001 compared to 2000.

      Youth Services

      Youth services revenues increased by 7.7% in the first quarter of 2001 over 2000, resulting primarily from increased student levels at the Treasure Island Job Corps center in California. Segment profit for the quarter declined from 10.4% in 2000 to 8.4% in 2001 due primarily to higher utility and insurance costs.

      Liquidity and Capital Resources

      For the first three months of 2001, cash used in operating activities was $5.4 million compared to $4.1 million for the same period of 2000.

      For the first three months of 2001, cash used in investing activities was $1.8 million compared to $10.2 million in the same period of 2000, a decrease of $8.4 million. The decrease was due primarily to an $8.5 million acquisition of formerly leased homes in the first quarter of 2000.

      For the first three months of 2001, cash used in financing activities was $15.9 million compared to cash provided of $21.1 million in the same period of 2000. The first three months of 2000 included borrowings for the acquisition of formerly leased homes, while 2001 reflects the repayment of debt with cash provided primarily from property sale and leaseback transactions in December 2000.

      At March 31, 2001, the Company had $18.6 million available under its credit agreements and $10.3 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $26.0 million issued in connection with workers’ compensation insurance and certain facility leases.

      Days revenue in accounts receivable were 61 days at March 31, 2001, compared to 59 days at December 31, 2000. Accounts receivable were $149.1 million and $142.8 million at March 31, 2001 and December 31, 2000, respectively. The increase in days is attributable primarily to slower collections on certain accounts from the Department of Labor. The Company continues to deploy its comprehensive accounts receivable system to operations in various states, which is expected to facilitate improvements in collections. Approximately 50% of the Company’s operations are currently utilizing the new system with the remainder of the targeted operations expected to be completed by the end of 2001.

      The Company’s capital requirements relate primarily to the working capital needed for general corporate purposes and the Company’s plans to expand through the development of new facilities and programs. The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. Current conditions in the capital markets, especially for companies identified as health-care related, have limited the Company’s ability to continue to use these sources of capital. As a result, the Company’s growth rate going forward, with its emphasis on internally generated growth, will be lower than in recent years when acquisitions combined with internal growth produced higher overall growth rates. The Company continues to explore other sources of capital, including additional sale and leaseback transactions involving its owned real estate properties, and believes such sources in addition to cash generated from operations and amounts remaining available under its credit facility will be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

      As discussed above, in February 2001, the Company amended its credit facility with a group of banks. As of March 31, 2001, the Company had borrowings under the facility of approximately $115.7 million and outstanding letters-of-credit of approximately $26.0 million, for a total of $141.7 million. Of this amount, $80.0 million represents term indebtedness which requires quarterly installments totaling $10.5 million in 2001, and $17.0 million in 2002. Standby letters of credit and borrowings totaling $61.7 million were drawn against an $80.0 million revolving credit facility. The amended credit agreement expires in January 2003. The amended facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires the Company to maintain specified ratios with respect to fixed charge coverage, leverage and cash flow from operations. As of March 31, 2001, the Company was in compliance with all financial covenants related to its credit agreement. The Company’s future ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability and/or reductions of amounts borrowed under the amended facility.

Risk Factors

      The Company’s historical growth in revenues and earnings per share has directly related to significant increases in the number of individuals served in each of its operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. As discussed above, the Company’s ability to raise additional capital to support development-driven activities, particularly acquisitions, is currently limited and management expects the Company’s growth over the next twelve months to be consistent with 2000 and the first three months of 2001.

      In this environment, the Company’s future revenues will depend significantly upon its ability to maintain and renew existing service contracts and existing leases, and to a lesser extent upon its ability to obtain, without significant outlays of capital, additional contracts to provide services to the special needs populations it serves, whether through awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could also adversely affect the timing and/or viability of future development activities. Additionally, many of the Company’s contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could adversely affect the Company’s abilities to obtain and retain these contracts.

      Revenues of the Company’s disabilities services segment depend highly on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company’s revenues and operating profitability depend on reimbursement levels and its ability to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in the states where the Company operates could adversely affect revenues and profitability. Other changes in the operation of federal and state reimbursement programs, including changes in the interpretation of program policies and procedures by the current administrations, and in the manner in which billings/costs are reviewed and audited could also affect revenues and operating profitability. Additionally, the Health Care Financing Administration is undertaking initiatives that are expected to increase scrutiny of state-funded programs. Such initiatives, including audits of state-funded programs and reviews of waiver programs administered by states, could adversely affect revenues and profitability.

      The Company’s cost structure and ultimate operating profitability significantly depend on its labor costs, the availability of qualified personnel in each geographic area and the effective utilization of its labor force. These may be adversely affected by a variety of factors, including local competitive forces, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, the Company’s future effectiveness in managing its direct service staff, and changes in consumer services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff in certain markets has resulted in higher labor costs in some operating units of the Company. These include costs associated with increased overtime, recruitment and retention and training programs, and use of temporary staffing personnel and outside clinical consultants.

      Additionally, the Company’s continued maintenance and expansion of its operations depend on both the continuation of trends toward downsizing, privatization and consolidation and the Company’s ability to tailor its services to meet the specific needs of the populations it serves. The Company’s success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company’s services and its operating flexibility, and ultimately its revenues and profitability. Recent media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs, including some operated by the Company. Adverse media coverage about providers of these services in general and the Company in particular has led to increased regulatory scrutiny in some areas, and could, among other things, adversely affect the Company’s ability to obtain or retain contracts, discourage government agencies from privatizing facilities and programs, increase regulation and resulting compliance costs, discourage clients from using the Company’s services, or otherwise adversely affect the Company’s revenues and profitability.

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

      If approved for issuance, the rules would be effective in the third quarter of 2001. It is unclear as to whether the proposed statement as currently drafted will be issued in its final form. As a result, management is unable to determine whether adoption of these proposed rules will have a material effect on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

      Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, the Company expects to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section above. The Company’s forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit (Chesser lawsuits) also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the Chesser lawsuits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in the Chesser lawsuits. It is the Company’s position that the Chesser lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

      In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K:

On March 5, 2001, the Company filed a Current Report on Form 8-K announcing its financial results for the fourth quarter and year ended December 31, 2000 and submitting management’s presentation for the associated webcast.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date: May 14, 2001	By: /s/ Ronald G. Geary

Ronald G. Geary Chairman, President and Chief Executive Officer

Date: May 14, 2001	By: /s/ L. Bryan Shaul

L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer