Form 10-Q
period 2001-06-30
RES CARE INC /KY/
filed 2001-08-14
CIK 776325

ITEM 1. Unaudited Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
PART II. OTHER INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky	40223-3813

(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2001, was 24,358,622.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2001 and December 31, 2000	2

	Condensed Consolidated Statements of Income – Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000	3

	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2001 and 2000	4

	Notes to Condensed Consolidated Financial Statements – June 30, 2001	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30	December 31
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$8,252	$33,415

Accounts and notes receivable, net	155,564	142,764

Deferred income taxes	14,137	14,996

Prepaid expenses and other current assets	9,630	11,444

Total current assets	187,583	202,619

Property and equipment, net	63,776	85,074

Excess of acquisition cost over net assets acquired, net	212,978	218,012

Other assets	33,022	30,401

	$497,359	$536,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$25,231	$21,715

Current portion of long-term debt	17,526	3,113

Accrued expenses	47,760	52,812

Accrued income taxes	1,922	2,674

Total current liabilities	92,439	80,314

Long-term liabilities	6,933	7,690

Long-term debt	216,227	269,164

Deferred income taxes	663	815

Total liabilities	316,262	357,983

Commitments and contingencies

Shareholders’ equity:

Preferred shares	—	—

Common stock	47,856	47,833

Additional paid-in capital	29,158	28,939

Retained earnings	104,083	101,351

Total shareholders’ equity	181,097	178,123

	$497,359	$536,106

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Revenues	$221,047	$213,471	$440,770	$424,238

Facility and program expenses	198,617	188,130	397,920	371,465

Facility and program contribution	22,430	25,341	42,850	52,773

Operating expenses (income):

Corporate general and administrative	7,926	7,186	15,541	13,493

Depreciation and amortization	5,434	5,621	10,851	10,993

Special charges	—	1,997	1,729	1,997

Other expense (income)	85	(45)	90	239

Total operating expenses	13,445	14,759	28,211	26,722

Operating income	8,985	10,582	14,639	26,051

Interest expense, net	4,825	5,599	9,804	11,005

Income before income taxes	4,160	4,983	4,835	15,046

Income tax expense	1,792	2,068	2,103	6,244

Net income	$2,368	$2,915	$2,732	$8,802

Basic earnings per share	$0.10	$0.12	$0.11	$0.36

Diluted earnings per share	$0.10	$0.12	$0.11	$0.36

Weighted average number of common shares:

Basic	24,354	24,318	24,344	24,298

Diluted	24,379	24,402	24,389	24,423

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2001	2000

Cash (used in) provided by operating activities	$(5,316)	$304

Cash flows from investing activities:

Purchases of property and equipment	(3,456)	(14,850)

Acquisitions of businesses, net of cash acquired	—	(2,002)

Proceeds from sales of assets	21,966	2,042

Cash provided by (used in) investing activities	18,510	(14,810)

Cash flows from financing activities:

Net (repayments) borrowings under credit facilities with banks	(36,655)	20,741

Repayments of long-term debt	(1,944)	(3,850)

Proceeds received from exercise of stock options	242	504

Cash (used in) provided by financing activities	(38,357)	17,395

(Decrease) increase in cash and cash equivalents	$(25,163)	$2,889

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2001
(Unaudited)

NOTE 1. Basis of Presentation

      Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

      The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      For further information, refer to the consolidated financial statements and footnotes thereto in ResCare’s annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2.Long-term Debt

      Long-term debt consists of the following:

	June 30	December 31
	2001	2000

	(In thousands)
Credit facility with banks	$93,697	$130,000

6% convertible subordinated notes due 2004, net of unamortized discount of $1,597 and $1,830 in 2001 and 2000	107,763	107,530

5.9% convertible subordinated notes due 2005	19,613	19,613

Obligations under capital leases	8,151	8,479

Notes payable and other	4,529	6,655

	233,753	272,277

Less current portion	17,526	3,113
	$216,227	$269,164

NOTE 3. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(In thousands)
Net income available to shareholders for basic and diluted earnings per share	$2,368	$2,915	$2,732	$8,802

Weighted average number of common shares used in basic earnings per share	24,354	24,318	24,344	24,298

Effect of dilutive securities:

Stock options	25	84	45	125

Weighted average number of common shares and dilutive potential common shares in diluted earnings per share	24,379	24,402	24,389	24,423

      The computation of diluted earnings per share did not assume conversion of the convertible subordinated notes in the three– and six–month periods ended June 30, 2001 and 2000, because to do so would have been antidilutive for the period.

NOTE 4. Sale and Leaseback Transactions

      During the second quarter of 2001, the Company entered into various transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $19.7 million during the second quarter and were used to reduce indebtedness under the amended credit facility. The assets are being leased back from the purchasers over terms ranging from five years to 15 years. The leases are being accounted for as operating leases and contain certain renewal options at lease termination and purchase options at amounts approximating fair value. The transactions resulted in gains of approximately $3.0 million which will be amortized over the lease terms.

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

	Disabilities	Youth	All	Consolidated
	Services	Services	Other (1)	Totals

	(In thousands)
Quarter ended June 30:

2001

Revenues	$172,343	$48,704	$—	$221,047

Segment profit	13,623	4,041	(8,679)	8,985

Total assets(2)	405,194	63,257	28,908	497,359

2000

Revenues	$168,353	$45,118	$—	$213,471

Segment profit	15,400	4,914	(9,732)	10,582

Total assets	465,561	70,891	14,646	551,098

Six months ended June 30:

2001

Revenues	$343,475	$97,295	$—	$440,770

Segment profit	25,271	8,110	(18,742)	14,639

2000

Revenues	$334,003	$90,235	$—	$424,238

Segment profit	33,387	9,619	(16,955)	26,051

(1) All Other is comprised of corporate general and administrative expenses, corporate depreciation and amortization and all special charges.

(2) Total assets for the disabilities services segment decreased by approximately $13 million at June 30, 2001 compared to December 31, 2000, due principally to the sale and leaseback transactions completed during 2001. Total assets for the All Other segment decreased from $60.4 million at December 31, 2000 principally due to a decrease in cash and cash equivalents, as the proceeds from the sale and leaseback transactions were used to reduce indebtedness in 2001. The increase in total assets for the All Other segment from June 30, 2000 to December 31, 2000 results primarily from proceeds from the sale and leaseback transactions completed in December 2000.

NOTE 6. Contingencies

      In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit (Chesser lawsuits) also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the Chesser lawsuits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the declaratory judgment, AISL seeks a declaration of what insurance coverage is available to the Company in the Chesser lawsuits. It is the Company’s position that the Chesser lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The declaratory judgment is currently scheduled for trial in January 2002. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

      In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The declaratory judgment is currently scheduled for trial in October 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The binding arbitration is currently scheduled for September 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Recent Developments

Sale and Leaseback Transactions

      During the second quarter of 2001, the Company entered into various transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $19.7 million in the second quarter and were used to reduce indebtedness under the amended credit facility. The assets are being leased back from the purchasers over terms ranging from five years to 15 years. The leases are being accounted for as operating leases and contain certain renewal options at lease termination and purchase options at amounts approximating fair value. The transactions resulted in gains of approximately $3.0 million which will be amortized over their lease terms.

Results of Operations

      Revenues for the second quarter of 2001 were $221.0 million, or 4% over the same period for 2000. For the six months ended June 30, 2001, revenues were $440.8 million, also a 4% increase over the same period for 2000. This represents a continuation of the lower growth rates experienced beginning in the second half of 2000 and a significantly lower growth rate than in recent years as the Company has shifted its focus from acquisition-related growth to internally generated growth as well as infrastructure enhancements.

      Operating results of the Company for the second quarter of 2001 as compared to the same period of 2000 reflect increased costs from a highly competitive labor market. The Company is continuing several initiatives to manage these labor cost increases, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. As a result of the Company’s initiatives, the second quarter reflects improvements in labor costs as a percent of revenue as compared to the fourth quarter of 2000 and the first quarter of 2001. Additionally, results for the second quarter and first six months of 2001 were negatively impacted by increased energy and insurance costs. As discussed in its annual report on Form 10-K for the year ended December 31, 2000, as a result of decreasing availability of coverage at historical rates, the Company entered into certain new insurance programs in December 2000 providing for significantly higher self-insured retention limits and higher deductibles, resulting in higher estimated costs for the Company’s business insurance programs in 2001 compared to 2000.

      The consolidated results for the first six months of 2001 were negatively impacted by certain special charges. Operating income for the first quarter of 2001 included a charge of $1.6 million related to the write-off of certain assets and costs associated with the cessation of certain operations in Tennessee, and the write-off of $134,000 in deferred debt issuance costs resulting from the amended and restated credit agreement.

      As a percentage of total revenues, corporate general and administrative expenses for the second quarter and six months ended June 30, 2001, were 3.6% and 3.5%, respectively. For the same periods in 2000, these expenses were 3.4% and 3.2% of total revenues, respectively. This relative increase was due primarily to expanding the management infrastructure during 2001 and the effect of rent expense resulting from the sale and leaseback of the corporate office building in December 2000. The change in management structure includes the addition of the positions of executive vice president and of vice president and chief financial officer of the division for persons with disabilities.

      Net interest expense decreased to $4.8 million in the second quarter of 2001 compared to $5.6 million for the same period in 2000. For the six months, net interest expense was $9.8 million and $11.0 million for 2001 and 2000, respectively. This decrease resulted primarily from reduced utilization of the Company’s credit facility and the reduction in indebtedness under the facility paid with proceeds from the sale and leaseback transactions completed during the second quarter of 2001 and December 2000.

      The Company’s effective income tax rates were 43.1% and 41.5% for the second quarter of 2001 and 2000, respectively. The higher estimated annual rate of 43.5% used in the second quarter is a result of a fixed level of nondeductible goodwill amortization combined with lower projected profitability in 2001 as compared to 2000.

      Disabilities Services

      Results for the disabilities services segment for the second quarter and the six months ended June 30, 2001 as compared to the same periods in 2000 were significantly impacted by the slowed growth and labor cost pressures described above. Revenues increased by 2.4% to $172.3 million for the second quarter of 2001 and by 2.8% to $343.5 million for the six months ended June 30, 2001 compared to the same periods in 2000, due primarily to rate adjustments and the expansion of existing programs. Segment profit as a percentage of revenue for the quarter and the first six months of 2001 declined to 7.9% and 7.4%, respectively, compared to 9.1% and 10.0% for the same periods in 2000. As discussed above, competitive labor market conditions have resulted in higher labor costs and reduced margins. Labor cost as a percent of segment revenue for 2001 as compared to 2000 have increased to 62.8% from 61.7% for the quarter and to 62.8% from 61.2% for the six month periods. Higher utility and insurance costs also negatively impacted the segment’s profitability for the quarter. When compared to the second quarter of 2000, utilities increased approximately $250,000, while insurance costs increased approximately $1.6 million. For the six month periods, utilities increased approximately $849,000, while insurance costs increased approximately $3.5 million.

      Youth Services

      Youth services revenues for the second quarter of 2001 increased by 7.9% to $48.7 million for the second quarter of 2001 and by 7.8% to $97.3 million for the six months ended June 30, 2001 compared to the same periods in 2000, primarily from increased student levels at the Treasure Island Job Corps center in California, offset somewhat by reduced census at the Youthtrack operation in Colorado. Segment profit for the quarter declined from 10.9% in 2000 to 8.3% in 2001. For the six months ended June 30, segment profit as a percentage of revenues declined from 10.7% in 2000 to 8.3% in 2001. These decreases were due primarily to reduced census and higher labor, utility and insurance costs as a percentage of segment revenues.

      Liquidity and Capital Resources

      For the first half of 2001, cash used in operating activities was $5.3 million compared to cash provided of $304,000 for the same period of 2000. This decrease was primarily related to an increase in accounts receivable in certain states in which the Company is deploying its new comprehensive billing system coupled with decreases in accrued expenses for certain required payments. This was offset to some extent by an increase in trade payables.

      For the first half of 2001, cash provided by investing activities was $18.5 million compared to cash used of $14.8 million in the same period of 2000. This shift in cash flows from investing activities is primarily due to the acquisition of formerly leased homes in 2000 versus the sale and leaseback of certain properties during 2001.

      For the first half of 2001, cash used in financing activities was $38.4 million compared to cash provided of $17.4 million in the same period of 2000. The first half of 2000 included borrowings for the acquisition of formerly leased homes, while 2001 reflects the repayment of debt with cash provided primarily from proceeds from the sale and leaseback transactions in December 2000 and during 2001.

      At June 30, 2001, the Company had $21.2 million available under its amended credit agreement and $8.3 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $25.3 million issued in connection with workers’ compensation insurance and certain facility leases.

      Days revenue in accounts receivable were 64 days at June 30, 2001, compared to 59 days at December 31, 2000. Accounts receivable were $155.6 million and $142.8 million at June 30, 2001 and December 31, 2000, respectively. The increase in days is attributable primarily to slower collections on certain accounts receivable from the Department of Labor and a temporary slowing of collections while deploying the Company’s new accounts receivable system at certain operations. The Company continues to expand implementation of its comprehensive accounts receivable system to operations in various states, which is expected to facilitate improvements in collections. Approximately 60% of the Company’s operations are currently utilizing the new system with the remainder of the targeted operations expected to be completed by the end of 2001.

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

      As of June 30, 2001, the Company had borrowings under its amended credit facility with banks of approximately $93.7 million and outstanding letters-of-credit of approximately $25.3 million, for a total of $119.0 million. Of this amount, $60.2 million represents term indebtedness which requires quarterly installments totaling $7.5 million for the remainder of 2001, and $17.0 million in 2002. Standby letters of credit and borrowings totaling $58.8 million were drawn against an $80.0 million revolving credit facility as of June 30, 2001. The amended credit agreement expires in January 2003. The amended facility contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires the Company to maintain specified ratios with respect to fixed charge coverage, leverage and cash flow from operations. As of June 30, 2001, the Company was in compliance with all financial covenants related to its credit agreement. The Company’s future ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability and/or reductions of amounts borrowed under the amended facility.

Risk Factors

      As discussed above, as a result of a shift in focus from acquisition-related growth to internally-generated growth, the Company experienced lower overall growth rates in 2000 and the first half of 2001 compared to earlier years. As part of its strategy to achieve a higher internal growth rate in 2002, the Company has enhanced its management structure and is implementing other administrative initiatives. The Company’s historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of its operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. The Company’s future revenues will depend significantly upon its ability to maintain and renew existing service contracts and existing leases, and to a lesser extent upon its ability to obtain additional contracts to provide services to the special needs populations it serves, whether through awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of the Company’s contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect the Company’s ability to obtain and retain these contracts.

      Revenues of the Company’s disabilities services segment depend highly on reimbursement under federal and state Medicaid programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company’s revenues and operating profitability depend on reimbursement levels and its ability to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in the states where the Company operates could adversely affect revenues and profitability. Other changes in the operation of federal and state reimbursement programs, including changes in the interpretation of program policies and procedures by the current administrations, and in the manner in which billings/costs are reviewed and audited could also affect revenues and operating profitability. Additionally, the Health Care Financing Administration is continuing initiatives that increase scrutiny of state-funded programs. Such initiatives include audits of state-funded programs and reviews of waiver programs administered by states. To date, such activities have not adversely affected the Company’s programs; however, the initiatives could adversely affect revenues and profitability.

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

      Additionally, the Company’s continued maintenance and expansion of its operations depend on both the continuation of trends toward downsizing, privatization and consolidation and the Company’s ability to tailor its services to meet the specific needs of the populations it serves. The Company’s success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, including desires of governmental agencies to reduce costs and increase levels of services, federal, state and local budgetary constraints, and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of the Company’s services and its operating flexibility, and ultimately its revenues and profitability. Media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general and the Company in particular could lead to increased regulatory scrutiny in some areas, and could, among other things, adversely affect the Company’s ability to obtain or retain contracts, discourage government agencies from privatizing facilities and programs, increase regulation and resulting compliance costs, discourage clients from using the Company’s services, or otherwise adversely affect the Company’s revenues and profitability.

Impact of Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement

142. The Company is required to adopt the provisions of Statement 141 immediately, and the provisions of Statement 142 effective January 1, 2002.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $209 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8 million and $4 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules and in anticipation of final implementation guidance, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Forward-Looking Statements

      Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, the Company expects to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure, growth rate and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. At June 30, 2001 and December 31, 2000, a hypothetical 100 basis point change in interest rates on the average balance of the outstanding variable rate debt would result in a change of approximately $1 million and $1.3 million, respectively, in annual income before income taxes. The estimated impact assumes no changes in volume or composition of debt. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In September 1997, a lawsuit, styled Cause No.: 98-00740, Nancy Chesser v. Normal Life of North Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas (Chesser) was filed against a Texas facility being operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., subsidiaries of the Company, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, the Company and American International Specialty Lines Insurance Company (AISL) entered into an agreement whereby any settlement reached in Chesser and a related lawsuit (Chesser lawsuits) also filed in District Court of Travis County, Texas would not be dispositive of whether the claims in the suits were covered under the policies issued by AISL. AISL thereafter settled the Chesser lawsuits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the declaratory judgment, AISL seeks a declaration of what insurance coverage is available to the Company in the Chesser lawsuits. It is the Company’s position that the Chesser lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The declaration judgment is currently scheduled for trial in January 2002. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

      In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The declaratory judgment is currently scheduled for trial in October 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

      Also, in October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. The binding arbitration is currently scheduled for September 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K:

      On June 21, 2001, the Company filed a Current Report on Form 8-K announcing the schedule for its annual meeting with shareholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date:	August 14, 2001	By: /s/ Ronald G. Geary
Ronald G. Geary Chairman, President and Chief Executive Officer

Date:	August 14, 2001	By: /s/ L. Bryan Shaul
L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer