Form 10-Q
period 2001-09-30
RES CARE INC /KY/
filed 2001-11-14
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2001, was 24,373,247.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
		NUMBER
PART I	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2001 and December 31, 2000	2

	Condensed Consolidated Statements of Income – Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000	3

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2001 and 2000	4

	Notes to Condensed Consolidated Financial Statements – September 30, 2001	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.   Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30	December 31
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$9,107	$33,415

Accounts and notes receivable, net	157,749	142,775

Deferred income taxes	14,955	14,996

Prepaid expenses and other current assets	12,895	12,098

Total current assets	194,706	203,284

Property and equipment, net	62,109	85,074

Excess of acquisition cost over net assets acquired, net	210,864	218,012

Other assets	34,088	30,401

	$501,767	$536,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$27,414	$22,380

Current portion of long-term debt	18,506	3,113

Accrued expenses	54,628	52,812

Accrued income taxes	5,230	2,674

Total current liabilities	105,778	80,979

Long-term liabilities	6,872	7,690

Long-term debt	204,190	269,164

Deferred income taxes	212	815

Total liabilities	317,052	358,648

Commitments and contingencies

Shareholders’ equity:

Preferred shares	—	—

Common stock	47,868	47,833

Additional paid-in capital	29,235	28,939

Retained earnings	107,612	101,351

Total shareholders’ equity	184,715	178,123

	$501,767	$536,771

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Revenues	$224,759	$218,246	$665,529	$642,484

Facility and program expenses	201,684	192,632	599,604	564,097

Facility and program contribution	23,075	25,614	65,925	78,387

Operating expenses (income):

Corporate general and administrative	8,182	7,079	23,723	20,572

Depreciation and amortization	5,186	5,642	16,038	16,635

Special charges	—	1,673	1,729	3,670

Other (income) expense	(924)	66	(834)	304

Total operating expenses	12,444	14,460	40,656	41,181

Operating income	10,631	11,154	25,269	37,206

Interest expense, net	4,383	5,926	14,187	16,932

Income before income taxes	6,248	5,228	11,082	20,274

Income tax expense	2,718	2,169	4,821	8,413

Net income	$3,530	$3,059	$6,261	$11,861

Basic earnings per share	$0.14	$0.13	$0.26	$0.49

Diluted earnings per share	$0.14	$0.13	$0.26	$0.49

Weighted average number of common shares:

Basic	24,365	24,320	24,351	24,306

Diluted	24,733	24,320	24,474	24,376

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2001	2000

Cash provided by operating activities	$7,639	$15,493

Cash flows from investing activities:

Purchases of property and equipment	(7,044)	(18,381)

Acquisitions of businesses, net of cash acquired	—	(2,307)

Proceeds from sales of assets	25,629	2,042

Cash provided by (used in) investing activities	18,585	(18,646)

Cash flows from financing activities:

Net (repayments) borrowings under credit facility with banks	(47,774)	16,934

Repayments of long-term debt	(3,088)	(4,378)

Proceeds received from exercise of stock options	330	520

Cash (used in) provided by financing activities	(50,532)	13,076

(Decrease) increase in cash and cash equivalents	$(24,308)	$9,923

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

NOTE 1. Basis of Presentation

         Res-Care, Inc. and its subsidiaries (ResCare or the Company) are primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto in ResCare’s annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2. Long-term Debt

         Long-term debt consists of the following:

	September 30	December 31
	2001	2000

	(In thousands)
Credit facility with banks	$82,226	$130,000

6% convertible subordinated notes due 2004, net of unamortized discount of $1,480 and $1,830 in 2001 and 2000	107,880	107,530

5.9% convertible subordinated notes due 2005	19,613	19,613

Obligations under capital leases	8,803	8,479

Notes payable and other	4,174	6,655

	222,696	272,277

Less current portion	18,506	3,113

	$204,190	$269,164

NOTE 3. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(In thousands)
Net income available to shareholders for basic and diluted earnings per share	$3,530	$3,059	$6,261	$11,861

Weighted average number of common shares used in basic earnings per share	24,365	24,320	24,351	24,306

Effect of dilutive securities:

Stock options	368	—	123	70

Weighted average number of common shares and dilutive potential common shares in diluted earnings per share	24,733	24,320	24,474	24,376

         The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

	(In thousands)
Convertible subordinated notes	6,574	6,666	6,574	6,666

Stock options	1,670	2,486	2,198	1,996

NOTE 4. Sale and Leaseback Transactions

         During the third quarter of 2001, the Company entered into two transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $3.3 million and were used to reduce indebtedness under the credit facility. The assets are being leased back from the purchasers over 15 years. The leases are being accounted for as operating leases and contain certain renewal options at lease termination. The gains on the transactions were not significant.

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

	Disabilities	Youth	All	Consolidated
	Services	Services	Other	Totals

	(In thousands)
Quarter ended September 30:

2001

Revenues	$176,125	$48,634	$—	$224,759

Segment profit(1)	15,512	3,913	(8,794)	10,631

Total assets(2)	403,728	64,135	33,904	501,767

2000

Revenues	$172,244	$46,002	$—	$218,246

Segment profit(1)	16,176	4,375	(9,397)	11,154

Total assets	465,248	71,181	25,510	561,939

Nine months ended September 30:

2001

Revenues	$519,600	$145,929	$—	$665,529

Segment profit(1)	40,782	12,024	(27,537)	25,269

2000

Revenues	$506,247	$136,237	$—	$642,484

Segment profit(1)	49,564	13,994	(26,352)	37,206

(1)	All Other segment profit is comprised of corporate general and administrative expenses, corporate depreciation and amortization and all special charges. Segment profit for the disabilities services segment for the three- and nine-month periods ended September 30, 2001 includes income of approximately $0.8 million related to a bequest to the Company from an estate.

(2)	Total assets for the disabilities services segment decreased by approximately $15 million at September 30, 2001 compared to December 31, 2000, due principally to the sale and leaseback transactions completed during 2001. Total assets for the All Other segment decreased from $60.4 million at December 31, 2000 principally due to a decrease in cash and cash equivalents, as the proceeds from the sale and leaseback transactions were used to reduce indebtedness in 2001. The increase in total assets for the All Other segment from September 30, 2000 to December 31, 2000 results primarily from proceeds from the sale and leaseback transactions completed in December 2000. Likewise, the decrease in total assets for the disabilities services segment from September 30, 2000 to December 31, 2000 is a result of the sale and leaseback transactions completed in December 2000.

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

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The declaratory judgment is currently scheduled for trial in December 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. This binding arbitration, which was originally scheduled for September 2001, has been rescheduled for January 2002. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         On September 4, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court for the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. Any award of punitive damages and the amount will ultimately be determined solely by the judge. A hearing on the issue of such an award was held in the last week of September 2001, but the judge has yet to issue a ruling. Based on the advice of counsel, the Company intends to appeal any award of punitive damages ultimately entered, based on numerous appealable errors at trial. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

         A subsidiary of the Company has guaranteed, or in some other way agreed to be obligated for, the payment of funds borrowed by certain partnerships in which a director of ResCare has an interest and that own approximately 60 properties leased to the Company’s subsidiaries or non-profit agencies with which some of its subsidiaries have management agreements. The Company has a letter of credit in the amount of $5.2 million in place supporting the obligations. The guaranteed debt of $4.7 million became due on November 1, 2001, and must be paid by November 15, 2001. If these obligations are not paid by November 15, 2001, the lenders can draw on the Company’s letter of credit. The director has indemnified the Company on its guarantee obligations, and this indemnification is secured by a pledge of 161,000 shares of ResCare common stock. The Company also has several other available remedies. As a result, the Company does not believe that a draw by the lenders on the Company’s letter of credit would have a material impact on its financial condition, liquidity or results of operations.

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

Recent Developments

Refinancing

         As discussed in its Current Report on Form 8-K filed on October 31, 2001, the Company intends to raise approximately $150 million through a private placement of senior notes due 2008. Proceeds from the offering will be used to repay certain indebtedness of the Company and for general corporate purposes. The senior notes offering was priced at 10.625% on Friday, November 9, 2001. Subject to customary closing conditions, the Company anticipates closing this senior notes offering on or about Thursday, November 15, 2001. A brief description of the notes is attached as Exhibit 99.1 hereto. Additionally, the Company expects to enter into a new $80 million revolving credit facility which would replace its existing revolving credit facility. Loans under the new credit facility will bear interest based on LIBOR or based on the administrative agent’s base rate from time-to-time in effect. For the period from the closing date through June 30, 2002, LIBOR loans will bear interest at LIBOR plus 250 basis points, and base rate loans will bear interest at 150 basis points plus the administrative agent’s base rate. After June 30, 2002, both LIBOR loans and base rate loans will bear interest at rates determined with reference to a pricing grid based on our leverage ratio. The new credit facility will expire on September 30, 2004. Termination of the existing credit facility, which is anticipated to occur upon closing of the new facility, is expected to result in an extraordinary loss of approximately $1.3 million.

Loan Guarantee

         A subsidiary of the Company has guaranteed, or in some other way agreed to be obligated for, the payment of funds borrowed by certain partnerships in which a director of ResCare has an interest and that own approximately 60 properties leased to the Company’s subsidiaries or non-profit agencies with which some of its subsidiaries have management agreements. The Company has a letter of credit in the amount of $5.2 million in place supporting the obligations. The guaranteed debt of $4.7 million became due on November 1, 2001, and must be paid by November 15, 2001. If these obligations are not paid by November 15, 2001, the lenders can draw on the Company’s letter of credit. The director has indemnified the Company on its guarantee obligations, and this indemnification is secured by a pledge of 161,000 shares of ResCare common stock. The Company also has several other available remedies. As a result, the Company does not believe that a draw by the lenders on the Company’s letter of credit would have a material impact on its financial condition, liquidity or results of operations.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Revenues:

Disabilities Services	$176,125	$172,244	$519,600	$506,247

Youth Services	48,634	46,002	145,929	136,237

Consolidated	$224,759	$218,246	$665,529	$642,484

Segment Profit as % of Revenue:

Disabilities Services	8.3%	9.4%	7.7%	9.8%

Youth Services	8.0%	9.5%	8.2%	10.3%

Labor Cost as % of Revenue:

Disabilities Services	61.8%	62.0%	62.4%	61.3%

Youth Services	53.0%	51.0%	52.3%	51.4%

Consolidated	61.9%	61.7%	62.3%	61.4%

EBITDA(1):

Disabilities Services	$19,290	$20,734	$53,060	$62,905

Youth Services	4,409	4,880	13,489	15,482

Corporate and Other	(7,882)	(7,145)	(23,513)	(20,876)

Consolidated	$15,817	$18,469	$43,036	$57,511

EBITDAR(1):

Disabilities Services	$25,987	$25,940	$72,006	$79,265

Youth Services	5,173	5,539	15,704	17,369

Corporate and Other	(7,571)	(6,985)	(22,573)	(20,410)

Consolidated	$23,589	$24,494	$65,137	$76,224

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and special charges. EBITDAR is defined as EBITDA before facility rent. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

         Consolidated revenues increased 3% for the third quarter of 2001 compared to 2000 and 4% for the nine months ended September 30, 2001, over the same period for 2000. This represents a continuation of the lower growth rates experienced beginning in the second half of 2000 and a significantly lower growth rate than in recent years as the Company has shifted its focus from acquisition-related growth to internally generated growth as well as infrastructure enhancements.

         Operating results of the Company for the third quarter of 2001 as compared to the same period of 2000 were negatively impacted by increased insurance costs and increased rental expenses resulting from the sale and leaseback transactions in December 2000 and during 2001. As discussed in its annual report on Form 10-K for the year ended December 31, 2000, as a result of decreasing availability of coverage at historical rates, the Company entered into certain new insurance programs in November 2000 providing for significantly higher self-insured retention limits and higher deductibles, resulting in higher estimated costs for the Company’s business insurance programs in 2001 compared to 2000. The consolidated results for the third quarter of 2001 were favorably impacted by the recognition of a bequest to one of the Company’s operations from the estate of a local resident. The bequest is estimated to be approximately $0.8 million and is included in other income in the accompanying condensed consolidated statement of income. Additionally, operating income for the third quarter of 2001 was negatively impacted by a $0.2 million discretionary contribution to a Company pension plan.

         Operating results for the first nine months of 2001 as compared to the same period of 2000 reflect increased costs from a competitive labor market in certain regions. The Company continues several initiatives to manage these labor cost increases, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. As a result of these initiatives, the third quarter of 2001 reflects improvements in labor costs as a percent of revenue as compared to the first half of 2001. Additionally, results for the first nine months of 2001 were negatively impacted by the increased insurance and rental costs described above.

         The consolidated results for the first nine months of 2001 were negatively impacted by certain special charges. Operating income for the first quarter of 2001 included a charge of $1.6 million related to the write-off of certain assets and costs associated with the cessation of certain operations in Tennessee, and the write-off of $134,000 in deferred debt issuance costs resulting from the amended and restated credit agreement.

         As a percentage of total revenues, corporate general and administrative expenses for each of the third quarter and nine month periods ended September 30, 2001, were 3.6%. For the same periods in 2000, these expenses were 3.2% of total revenues. This relative increase was due primarily to expanding the management infrastructure during 2001, the effect of rent expense resulting from the sale and leaseback of the corporate office building in December 2000 and increased legal expenses. The change in management structure includes the addition of the positions of executive vice president and of vice president and chief financial officer of the division for persons with disabilities.

         Net interest expense decreased to $4.4 million in the third quarter of 2001 compared to $5.9 million for the same period in 2000. For the nine months, net interest expense was $14.2 million and $16.9 million for 2001 and 2000, respectively. These decreases resulted primarily from reduced utilization of the Company’s credit facility, lower interest rates and the reduction in indebtedness under the facility paid with proceeds from the sale and leaseback transactions completed during 2001 and December 2000.

         During the third quarter of 2001, the Company entered into two transactions for the sale of certain real properties in which it conducts operations. Proceeds from the sales were approximately $3.3 million and were used to reduce indebtedness under the credit facility. The assets are being leased back from the purchasers over 15 years. The leases are being accounted for as operating leases and contain certain renewal options at lease termination. The gains on the transactions were not significant.

         The Company’s effective income tax rates were 43.5% and 41.5% for the third quarter of 2001 and 2000, respectively. The higher estimated annual rate of 43.5% in the third quarter is a result of a fixed level of nondeductible goodwill amortization combined with lower projected profitability in 2001 as compared to 2000.

         Disabilities Services

         Results for the disabilities services segment for the third quarter of 2001 as compared to the same period in 2000 were significantly impacted by the slowed growth and increased insurance costs described above. Revenues increased by 2% for the third quarter of 2001 compared to the same period in 2000, due primarily to rate adjustments and the expansion of existing programs, offset somewhat by the effects of the cessation of certain operations in Tennessee. Segment profit, EBITDA and EBITDAR for the quarter were negatively impacted by increased insurance costs of approximately $2.5 million.

         Revenues increased by 3% for the nine months ended September 30, 2001 compared to the same period in 2000, due primarily to rate adjustments and the expansion of existing programs, offset somewhat by the effects of the cessation of certain operations in Tennessee. As discussed above, competitive labor market conditions have resulted in higher labor costs and reduced margins. Higher insurance, utilities and rental costs negatively impacted the segment’s profit, EBITDA and EBITDAR for the nine month period offset by improvements experienced in professional services costs. For the nine month periods, insurance costs increased approximately $6.8 million.

         Youth Services

         Youth services revenues increased by 6% for the third quarter of 2001 and by 7% for the nine months ended September 30, 2001 compared to the same periods in 2000, primarily from increased student levels at the Treasure Island Job Corps center in California, offset somewhat by reduced census at the Youthtrack operations in Colorado. Declines in segment profit, EBITDA and EBITDAR for the quarter and nine month periods in 2001 compared to 2000 were due primarily to reduced census at various facilities at which certain staffing levels must be maintained and higher utility and insurance costs as a percentage of segment revenues.

         Liquidity and Capital Resources

         For the nine months ended September 30, 2001, cash provided by operating activities was $7.6 million compared to $15.5 million for the same period of 2000. This decrease was primarily related to lower profitability in 2001 compared to 2000. Additionally, the increase in trade payables in 2000 exceeded that of 2001 by approximately $6.6 million, principally due to timing of payments. This was offset to some extent by improvements in collections of accounts receivable during the nine months ended September 30, 2001 as compared to the same period in 2000. Days revenue in accounts receivable decreased by five days from September 30, 2000 to September 30, 2001.

         For the nine months ended September 30, 2001, cash provided by investing activities was $18.6 million compared to cash used of $18.6 million in the same period of 2000. This shift in cash flows from investing activities is primarily due to the acquisition of formerly leased homes in 2000 versus the sale and leaseback of certain properties during 2001.

         For the nine months ended September 30, 2001, cash used in financing activities was $50.5 million compared to cash provided of $13.1 million in the same period of 2000. The first nine months of 2000 included borrowings for the acquisition of formerly leased homes, while 2001 reflects the repayment of debt with cash provided primarily from proceeds from the sale and leaseback transactions in December 2000 and during 2001.

         At September 30, 2001, the Company had $16.8 million available under its credit agreement and $9.1 million in cash and cash equivalents. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $35.0 million issued in connection with insurance and certain facility leases.

         Days revenue in accounts receivable were 64 days at September 30, 2001, compared to 59 days at December 31, 2000. Accounts receivable were $157.7 million and $142.8 million at September 30, 2001 and December 31, 2000, respectively. The increase in days is attributable primarily to slower payments on certain accounts receivable by the Department of Labor and a temporary slowing of collections while deploying the Company’s new accounts receivable system at certain operations. The Company continues to expand implementation of its comprehensive accounts receivable/billing system to operations in various states, which is expected to facilitate improvements in collections. Approximately 84% of the Company’s disabilities services operations are currently utilizing the new system with the remainder of the targeted operations expected to be completed by December 31, 2001.

         The Company’s capital requirements relate primarily to the working capital needed for general corporate purposes and the Company’s plans to expand through the development of new facilities and programs. The Company has historically satisfied its working capital requirements, capital expenditures and scheduled debt payments from its operating cash flow and utilization of its credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock. As discussed above, the Company intends to raise approximately $150 million through a private placement of senior notes due 2008. Proceeds from the offering will be used to repay certain indebtedness of the Company and for general corporate purposes. The Company believes that such sources in addition to cash generated from operations and amounts remaining available under its credit facility will be sufficient to meet its working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

         As of September 30, 2001, the Company had borrowings under its credit facility with banks of approximately $82.2 million and outstanding letters of credit of approximately $35.0 million, for a total of $117.2 million. Of this amount, $54.0 million represents term indebtedness which requires quarterly installments totaling $3.8 million for the remainder of 2001, and $17.0 million in 2002. Standby letters of credit and borrowings totaling $63.2 million were drawn against an $80.0 million revolving credit facility as of September 30, 2001. The credit agreement expires in January 2003, and contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires the Company to maintain specified ratios with respect to fixed charge coverage, leverage and cash flow from operations. As of September 30, 2001, the Company was in compliance with all financial covenants related to its credit agreement. The new facility also contains various financial covenants relating to indebtedness, acquisitions and dividends and requires the Company to maintain minimum levels of EBITDA and net worth and specified ratios with respect to total net funded debt to EBITDA and EBITDA to interest expense. The Company’s future ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability and/or reductions of amounts borrowed under the amended facility.

Risk Factors

         As discussed above, as a result of a shift in focus from acquisition-related growth to internally-generated growth and infrastructure improvement, the Company experienced lower overall growth rates in 2000 and the first nine months of 2001 compared to earlier years. As part of its strategy to achieve a higher internal growth rate in 2002, the Company has enhanced its management structure and is implementing other administrative initiatives. The Company’s historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of its operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to the Company. The Company’s future revenues will depend significantly upon its ability to maintain and renew existing service contracts and existing leases, and to a lesser extent upon its ability to obtain additional contracts to provide services to the special needs populations it serves, whether through awards in response to requests for proposals for new programs or in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of the Company’s contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect the Company’s ability to obtain and retain these contracts.

         Revenues of the Company’s disabilities services segment depend highly on reimbursement under federal and state programs. Generally, each state has its own Medicaid reimbursement regulations and formula. The Company’s revenues and operating profitability depend on reimbursement levels and its ability to obtain periodic increases in reimbursement rates. Changes in the manner in which Medicaid reimbursement rates are established in the states where the Company operates could adversely affect revenues and profitability. Other changes in the operation of federal and state reimbursement programs, including changes in the interpretation of program policies and procedures by the current administrations, and in the manner in which billings/costs are reviewed and audited could also affect revenues and operating profitability. Additionally, the Center for Medicare and Medicaid Services is continuing initiatives that increase scrutiny of state-funded programs. Such initiatives include audits of state-funded programs and reviews of waiver programs administered by states. To date, such activities have not adversely affected the Company’s programs; however, the initiatives could adversely affect revenues and profitability.

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

         During the last year, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, the Company’s insurance program for the current year provides for higher deductibles, lower claim limits and higher self-insurance retention reserves than in previous years. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. The Company’s previous program generally provided coverage after a deductible of $10,000 per occurrence and claims limits of $1 million per occurrence up to a $3 million annual aggregate limit, plus varying amounts of excess coverage. The Company’s workers’ compensation coverage provides for a $500,000 deductible per occurrence, and claims up to statutory limits, as compared to a $250,000 deductible per occurrence under the previous policy. The Company utilizes historical data to estimate the Company’s reserves for its insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, the Company’s business, results of operations, financial condition and ability to meet obligations under the Company’s indebtedness could be adversely affected.

         Additional risk factors are described in Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on October 31, 2001.

Impact of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and the provisions of Statement 142 effective January 1, 2002.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $209 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8 million and $6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 will require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement 143 is effective for fiscal years beginning after June 15, 2002, and the Company will adopt it effective January 1, 2003. The Company has not yet determined the impact Statement 143 will have on its results of operations or financial condition.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirements in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for the Company in 2002 and because of the extensive effort needed to comply with adopting Statement 144, it is not practicable to reasonably estimate the impact of adoption on the Company’s financial statements at the date of this report.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         While the Company is exposed to changes in interest rates as a result of its outstanding variable rate debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. At September 30, 2001 and December 31, 2000, a hypothetical 100 basis point change in interest rates on the average balance of the outstanding variable rate debt would result in a change of approximately $0.8 million and $1.3 million, respectively, in annual income before income taxes. The estimated impact assumes no changes in the volume or composition of debt. The Company believes that its exposure to market risk will not result in a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

         In July 2000, AISL filed a Complaint for Declaratory Judgment against the Company and one of its subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to the Company in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al. which was filed in Probate Court of Harris County, Texas (the Wright lawsuit). Subsequent to the filing, the Company and AISL entered into an agreement whereby any settlement reached in the Wright lawsuit would not be dispositive of whether the claims in the Wright lawsuit were covered under the policies issued by AISL. AISL thereafter settled the Wright lawsuit. It is the Company’s position that the Wright lawsuit initiated coverage under the primary policies of insurance in more than one policy year, thus affording adequate coverage to settle the lawsuit within coverage and policy limits. The declaratory judgment is currently scheduled for trial in December 2001. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         In October 2000, the Company and a subsidiary, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit which had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after the agreement was entered into. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is the Company’s position that the settlement was an amount which a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. This binding arbitration, which was originally scheduled September 2001, has been rescheduled for January 2002. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

         On September 4, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court for the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. Any award of punitive damages and the amount will ultimately be determined solely by the judge. A hearing on the issue of such an award was held in the last week of September 2001, but the judge has yet to issue a ruling. Based on the advice of counsel, the Company intends to appeal any award of punitive damages ultimately entered, based on numerous appealable errors at trial. The Company does not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

         (a)  The regular annual meeting of shareholders of the Company was held in Louisville, Kentucky on August 28, 2001. Represented at the meeting, either in person or by proxy, were 19,960,766 voting shares out of a total of 24,408,048 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

         (b)  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees as listed in the proxy statement.

         (c)  Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of nine directors to serve terms as follows:

Class I (1-year term)	Class II (2-year term)	Class III (3-year term)

Michael J. Foster	Seymour L. Bryson	Ronald G. Geary

Olivia F. Kirtley	W. Bruce Lunsford	James R. Fornear

Vincent D. Pettinelli	E. Halsey Sandford	Spiro B. Mitsos

NOMINEE	FOR	WITHHELD

Michael J. Foster	19,775,469	185,297

Olivia F. Kirtley	19,776,763	184,003

Vincent D. Pettinelli	19,775,070	185,696

Seymour L. Bryson	19,776,713	184,053

W. Bruce Lunsford	19,760,825	199,941

E. Halsey Sandford	19,774,035	186,731

Ronald G. Geary	17,948,730	2,012,036

James R. Fornear	19,776,012	184,754

Spiro B. Mitsos	19,774,283	186,483

2.	To approve the proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001:

Votes For Proposal	19,881,613

Votes Against Proposal	67,710

Votes Abstaining	11,443

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Description of Notes

(b)	Reports on Form 8-K:

                  On October 31, 2001, the Company filed a Current Report on Form 8-K announcing its intention to raise approximately $150 million through a private placement of senior notes due 2008. The Company also announced that it expects to enter into a new revolving credit facility which would replace its existing bank term loan and revolving credit facility.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date: November 14, 2001	By: /s/ Ronald G. Geary Ronald G. Geary Chairman, President and Chief Executive Officer

Date: November 14, 2001	By: /s/ L. Bryan Shaul L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer