Form 10-K405
period 2001-12-31
RES CARE INC /KY/
filed 2002-03-29
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No—.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. []

As of February 28, 2002, there were 24,392,322 shares of the Registrant’s Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market System on February 28, 2002, was approximately $199,285,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART I

ITEM 1. Business

General

         Res-Care, Inc. is a leading provider of residential, training, educational and support services to populations with special needs, including persons with developmental and other disabilities and at-risk and troubled youths. All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

         Our programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD) and disabilities caused by acquired brain injury (ABI), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders. Some have entered the juvenile justice system. Because most of our MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, we have experienced high occupancy rates in our MR/DD operations. Occupancy rates in ABI and youth services operations are affected by shorter lengths of stay.

         At December 31, 2001, we provided services to approximately 27,300 persons with special needs in 32 states, Washington, D.C., Canada and Puerto Rico. At December 31, 2001, we provided services to approximately 17,800 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, and to approximately 7,400 disadvantaged youths in federally funded Job Corps centers and approximately 2,100 at-risk and troubled youths in juvenile treatment programs and facilities operated for state and local agencies.

Description of Services by Segment

         We have two reportable operating segments: (i) disabilities services and (ii) youth services. Note 8 of the notes to our consolidated financial statements includes additional information regarding each of these segments, including the disclosure of required financial information. The information in Note 8 is incorporated herein by reference and should be read in conjunction with this section. Effective in the first quarter of 2002, with a restructuring within the youth services division and the appointment of a president for the Job Corps unit and one for the other youth services business unit, we split the youth services reporting segment into two segments: (i) training services (consisting of Job Corps operations) and (ii) youth services (consisting of other youth services). Accordingly, beginning in 2002, we will have three reportable segments.

         Disabilities Services

         We are the nation’s largest private provider of services for individuals with MR/DD. At December 31, 2001, we served more than 17,000 individuals in 29 states, Washington, D.C., and Canada. Services are provided mainly in community-based homes and, to a lesser extent, in other programs operated by ResCare and in the homes of individuals with MR/DD. At December 31, 2001, approximately 94% of the disabilities services clients resided in community settings, either in group homes or in their own or their family’s homes. As of that date, we served approximately 4,800 clients in their family homes. Because most people with MR/DD require services over their entire lives and many states have extensive waiting lists of people requiring services, we have consistently experienced occupancy rates of at least 97% since 1996.

         We provide the following MR/DD services:

•	Periodic Services: These programs provide customized supports which enable persons to live in or return to their home. Hourly units of service are provided in response to an individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping. Services are provided for persons with developmental disabilities, physical disabilities, Alzheimer’s disease and related disorders, spinal cord injuries, acquired brain injury, terminal illness and other needs.

•	Group Home: Our typical group homes are family-style houses where six or eight individuals live together. Well-trained staff provide 24-hour supervision and support. Residents are encouraged to take responsibility for their home, health and hygiene. They are also encouraged to actively take part in community functions.

•	Supported Living: Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of support each week, or they may require services 24 hours a day.

•	Residential Facilities: ResCare operates larger campus-style facilities that serve 35 or more individuals. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational and Day Activity Programs: These programs offer people with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational programs contract with local industries to provide short- or long-term work. Day activity programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.

         Our programs are based predominantly on individual habilitation plans or individual support plans designed to encourage greater independence and development of daily living skills through individualized support and training. We believe that the breadth and quality of our services and support and training programs makes us attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with us. Our programs are designed to offer specialized support to these individuals not generally available in larger state institutions and traditional long-term care facilities. In each of our programs, services are administered by our employees and contractors, such as qualified mental retardation professionals (QMRPs) or support/service coordinators, physicians, psychologists, therapists, social workers and other direct support professionals. These services include social, functional and vocational skills training, supported employment and emotional and psychological counseling or therapy as needed for each individual.

Social Skills Training. Our social skills training focuses on problem solving, anger management and adaptive skills to enable persons with disabilities to interact with others in the residential setting and in their community. Emphasis is placed on contact with the community at large as appropriate for each individual. The desired outcome is to enable each person to participate in home, family and community life as fully as possible.

Many individuals with developmental and other disabilities require behavioral intervention services. We provide these services through psychiatrists, psychologists and behavioral specialists, some of whom serve as consultants on a contract basis. All operations utilize a non-aversive approach to behavior management which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Whenever possible, behavior management techniques are employed by the interdisciplinary team and direct support staff rather than psychotropic medications to modify behavior, the goal being to minimize the use of medications whenever possible. When indicated, medications are handled in strict compliance with federal regulations.

Functional Skills Training. Our functional skills training program encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

Vocational Skills Training and Day Programs. We provide extensive vocational training or specialized day programs for many of the people we support. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as part of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. We operate such programs and also contract for these services with outside providers. Our philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. People participating in specialized day programs may be older or have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

Counseling and Therapy Programs. Our counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with MR/DD or ABI. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies. Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of each person.

         At each of our operations, we provide comprehensive individualized support and training programs that encourage greater independence and the development of personal and vocational skills commensurate with the particular person’s capabilities. As they progress, new programs are created to encourage greater independence, self-respect and the development of additional personal, social and/or vocational skills.

         Youth Services

         The youth services division is comprised of the Job Corps program and other youth services programs. Programs in the youth services division include a variety of educational and vocational training programs and comprehensive programs for behavior change, including individual, group and family counseling, and training in social and independent living skills. These programs emphasize self-esteem, academic achievement, empathy development, critical thinking and problem solving, anger management and coping strategies, substance abuse treatment and relapse prevention.

         Job Corps Program. Since 1976, we have been operating programs for disadvantaged youths through the federal Job Corps program administered by the U.S. Department of Labor (DOL), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults.

         We operate 15 Job Corps centers with a contracted capacity of approximately 7,400 people. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country and Puerto Rico. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive condition. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

         We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by us.

         Other Youth Services. Through our youth services segment, we operate programs that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The young people targeted to be served range from those who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or other developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs operated through our Alternative Youth Services (AYS) subsidiary include residential treatment programs, the operation of alternative site and private schools, foster care programs and emergency shelters. We plan to selectively expand the services provided to these young people. Programs offered for troubled youths through our Youthtrack subsidiary include secure and staff-secure detention programs, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

         Our programs include a variety of educational, behavioral and vocational training, including individual, group and family counseling and training in social and independent living skills. These programs emphasize self-esteem, academic achievement, empathy development, critical thinking and problem solving, anger management and coping strategies, substance abuse treatment and relapse prevention. Programs are designed to: (i) increase self-control and effective problem-solving; (ii) teach youths how to understand and consider other people’s values, behaviors and feelings; (iii) show youths how to recognize the effects of their behavior on other people and why others respond to them as they do; and (iv) enable youths to develop alternative, responsible, interpersonal behaviors. Although certain youths in our programs require both drug therapy and treatment for use or abuse of drugs, our goal is to minimize or eliminate the use of medication whenever possible. When appropriate, medication is prescribed by independent physicians and may be administered by our personnel. We believe that the breadth of our services and our history of working with youths make us attractive to local, state and federal governmental agencies.

Operations

         Disabilities Services

         Disabilities services operations are organized under six geographic regions for MR/DD services, along with separate business units for Periodic Services and ABI operations. In general, each cluster of group homes, supported living program or larger facility is overseen by an administrator. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

         Our direct service staff has the most frequent contact with, and generally are recruited from, the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.

         The provision of disabilities services is subject to complex and substantial state and federal regulation and we strive to ensure that our internal controls and reporting systems comply with Medicaid reimbursement and other program requirements, policies and guidelines. We design and implement programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Management and personnel resources are devoted to keeping abreast of new laws, regulations and policy directives affecting the quality and reimbursement of the services provided.

         We have developed a model of ongoing program evaluation and quality management which we believe provides critical feedback to measure the quality of our various operations. Each operation conducts its own quality assurance program using the Best in Class (BIC) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. We believe the BIC system is a vital management tool to evaluate the quality of our programs and has been useful as a marketing tool to promote our programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. All disabilities services senior staff participate in a performance-based management system which evaluates individual performance based on critical job function outcomes. Additionally, we demonstrate our commitment to the professional development of our employees by offering classes and training programs, as well as tuition reimbursement benefits.

         Youth Services

         Job Corps Program. Our Job Corps centers are operated under contract with the DOL, which provides the physical plant and equipment. We are directly responsible for the management, staffing and administration of Job Corps centers. A typical ResCare Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

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

         Other Youth Services. Our youth programs are designed to provide consistent, high quality and cost-effective education and treatment to address the needs of the various segments of the special needs, at-risk and troubled youth populations. We generally are responsible for the overall operation of our facilities and programs, including management, general administration, staff recruitment, security and supervision of the youths in our programs.

         We have assembled an experienced team of managers, counselors and staff that blends program expertise with business and financial experience. We believe that our recruitment, selection and training programs develop personnel capable of implementing our systems and procedures. Our staff includes teachers, counselors, mental health professionals, juvenile justice administrators and licensed clinicians.

         Our internal policies require our teachers, counselors, security and other direct service staff to complete extensive training. Core training includes courses in the major program components, such as behavior change education, positive peer culture, nonviolent crisis intervention, discipline and limit-setting, anger management and social skills training. Continuing education also is required for all staff. We demonstrate our commitment to our employees’ professional development by offering classes and training programs, as well as tuition reimbursement benefits. We have also implemented our BIC system at the majority of our youth services programs.

         We recognize that, in the operation of programs for at-risk and troubled youths, our primary mission is to protect the safety of the staff and youths within a facility, as well as the neighboring community. Thus, our programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

Facilities and Programs

         The following tables set forth information as of December 31, 2001 regarding our disabilities services, Job Corps program and other youth services operations, respectively:

Division for Persons with Disabilities

		Contract
Location	Types of Programs	Capacity (1)

Alabama	Group Homes	24

Arizona	Periodic Services, Supported Living	1,228

California	Larger Facilities, Group Homes	965

Colorado	Supported Living, Group Homes	359

Delaware	Group Homes	22

Florida	Larger Facilities, Group Homes, ABI, Supported Living	312

Georgia	Supported Living, Periodic Services, Group Homes	3,063

Illinois	Larger Facilities, ABI, Group Homes	110

Indiana	Larger Facilities, Group Homes, Supported Living	1,484

Iowa	ABI	9

Kansas	Supported Living, Day Programs, Group Homes	577

Kentucky	Larger Facilities, Group Homes, Supported Living, Day Programs	719

Louisiana	Group Homes, Supported Living	479

Maryland	Group Homes	19

Missouri	Supported Living, ABI, Group Homes	358

Nebraska	Group Homes, Supported Living, Day Program, Periodic Services	280

Nevada	Group Homes	270

New Jersey	Supported Living, Group Homes	138

New Mexico	Supported Living, Group Homes	309

Facilities and Programs (continued)

Division for Persons with Disabilities

Location	Types of Programs	Capacity (1)

North Carolina	Periodic Services, Supported Living, Group Homes	1,641

Ohio	Larger Facility, Group Homes, Supported Living	1,127

Oklahoma	Supported Living	205

Ontario, Canada	ABI	49

Pennsylvania	Supported Living	21

South Carolina	Periodic Services	221

Tennessee	Group Homes	24

Texas	Larger Facilities, Group Homes, Supported Living, Day Programs, ABI	3,465

Virginia	Supported Living	6

Washington	Supported Living	73

Washington, D.C	Group Homes	228

West Virginia	Group Homes, Supported Living	564

Total		18,349

(1)	Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract. Contract capacity does not include capacity for day programs.

Facilities and Programs (continued)

Division for Youth Services
Job Corps Program

		Contract
Location	Types of Programs	Capacity (1)

Arizona	Job Corps (2 centers)	715

California	Job Corps	850

Florida	Job Corps	300

Kentucky	Job Corps	1,630

New Jersey	Job Corps	530

New York	Job Corps (2 centers)	485

Oklahoma	Job Corps	650

Pennsylvania	Job Corps	850

Puerto Rico	Job Corps (3 centers)	795

Virginia	Job Corps (2 centers)	550

Total		7,355

(1)	Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract. For Job Corps programs, contract capacity includes the number of persons covered by the applicable contract.

Facilities and Programs (continued)

Division for Youth Services
Other Youth Services

		Contract
Location	Types of Programs	Capacity (1)

Arizona	Residential, Charter School	388

Colorado	Residential, Non-Residential, Secure, Day Treatment, Apartment Living	506

Florida	Residential, Secure, Wilderness Program	222

Georgia	Residential, Alternative School, Apartment Living	91

Indiana	Foster Care, Residential, Alternative School	148

Kentucky	Residential, Private School, Foster Care	561

Maryland	Residential, Independent Living	17

Mississippi	Private School	77

Ohio	Foster Care	66

Tennessee	Alternative School, Shelter, Wilderness Program	135

Utah	Residential	29

Washington, D.C	Residential	45

Total		2,285

(1)	Contract capacity includes, in the case of licensed facilities, the number of persons covered by the applicable license or permit, and generally in other cases, the number of persons covered by the applicable contract.

Contracts

         State Contracts. We participate under contracts that are regulated by federal and state agencies as a provider of services in the Medicaid Assistance Program, Title XIX of the Social Security Act (Medicaid). Although the contracts generally have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and pertinent state Medicaid assistance programs. Pursuant to provider agreements, we agree to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of ResCare, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on a flat-rate or cost-based reimbursement system, on a per person per diem, or per unit-of-service basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements.”

         Contracts for our youth services programs, excluding Job Corps, are regulated by state and local governmental entities. Contracts generally have one-year terms, subject to annual renewal, or cover individuals for specific terms. The contract rate is also accepted as payment in full for services rendered.

         Management Contracts. Management contracts with state agencies or other providers of record typically require us to manage the day-to-day operations of facilities or programs. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Except in West Virginia, in which contracts cover individual homes, most management contracts cover groups of two to 16 facilities. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts provide for working capital advances to the provider of record, subject to the contractual arrangement. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated. We believe our experience in this regard is consistent with the overall experience of other operators in the disabilities services business.

         Job Corps Contracts. Contracts for Job Corps centers are awarded pursuant to a rigorous bid process. After successfully bidding, we operate the Job Corps centers under comprehensive contracts negotiated with the DOL. Under Job Corps contracts, we are reimbursed for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs.

         The contracts cover a five-year period, consisting of an initial two-year term with three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of: (i) the performance of the center as compared to its budget; (ii) compliance with federal, state and local regulations; (iii) qualitative assessments of center life, education, outreach efforts and placement record; and (iv) the overall rating received by the center. Shortly before the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is re-bid, regardless of the operator’s performance. The current operator may participate in the re-bidding process. In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the re-bidding process. It is our experience that there is usually an inverse correlation between the performance ratings of the current operator and the number of competitors who will participate in the re-bidding process, with relatively fewer competitors expected where such performance ratings are high.

         We operate 15 Job Corps centers under twelve separate contracts with the DOL. Of the five-year periods covered by our Job Corps contracts, one expires in 2002, two in 2003, three in 2004, five in 2005 and one in 2006. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

         We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by us.

Marketing and Development

         Our marketing activities focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of disabilities services and youth services offered by us, and identifying other providers who may consider a management contract arrangement or other transaction with us.

         Our Chief Development Officer directs our marketing efforts for disabilities services and youth services, except Job Corps. Responsibility for marketing activities also extends to other officers of our company and subsidiaries. Marketing activities are reviewed on a regular basis by senior management.

         In our pursuit of government contracts, we contact governments and governmental agencies in geographical areas in which we operate and in others in which we have identified expansion potential. Contacts are made and maintained by both regional operations personnel and corporate development personnel, augmented as appropriate by other senior management. We target new areas based largely on our assessment of the need for our services, the system of reimbursement, the receptivity to out-of-state and proprietary operators, expected changes in the service delivery system (i.e., privatization or downsizing), the labor climate and existing competition.

         We also seek to identify service needs or possible changes in the service delivery or reimbursement system of governmental entities that may be driven by changes in administrative philosophy, budgetary considerations, pressure or legal actions brought by advocacy groups. As needs or possible changes are identified, we attempt to work with and provide input to the responsible governmental personnel and to work with provider associations and consumer advocacy groups to this end. If an RFP results from this process, we then determine whether and on what terms we will respond and participate in the competitive process.

         With regard to identifying other providers who may be management contract or other transaction candidates, we attempt to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact by mail, telephone or personal visits and follow up with information packets.

         In some cases, we may be contacted directly and requested to submit proposals or become a provider in order to provide services to address specific problems. These may include an emergency takeover of a troubled operation or the need to develop a large number of community placements within a certain time period.

Referral Sources

         We receive substantially all of our MR/DD clients from third party referrals. Generally, family members of persons with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Our ABI services receive referrals from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of MR/DD or ABI service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties. We generally receive referrals or placements of individuals to our AYS and Youthtrack programs through state or local agencies or entities responsible for such services. Individuals are recruited to our Job Corps programs largely through private contractors. We also have contracts directly with the DOL to recruit students to our own centers. Our reputation and prior experience with agency staff, case workers and others in positions to make referrals to us are important for building and maintaining census in our operations.

Customers

         We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2001, we derived 11% of our revenues under contracts for MR/DD services in Texas and 15% of our revenues under contracts under the federal Job Corps program.

Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

Seasonality

         Our other youth services programs operating alternative and private schools are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations.

Foreign Operations

         We operate certain programs under our ABI unit in Canada, which contracts with Canadian governmental agencies to provide services. The operating results of these programs are not significant to our consolidated results of operations.

Competition

         The provision of disabilities services, training services and youth services is subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, not-for-profit entities and governmental agencies.

         With regard to disabilities services, individual states remain a provider of MR/DD services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health and mental retardation centers and religious organizations.

         The youth services business in which we engage is one that other entities may easily enter without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer education and treatment programs at a lower cost than us due in part to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

         Currently, only a limited number of companies actively seek Job Corps contracts because the bidding process is highly specialized and technical and requires a significant investment of personnel and other resources over a period of several months. Approximately one-half of the privately operated centers are operated by the three largest operators. Competition for Job Corps contracts has increased as the DOL has made efforts to encourage new participants in the program, particularly small businesses, including minority-owned businesses.

         Certain proprietary competitors operate in multiple jurisdictions and may be well capitalized. We also compete in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Such competition may adversely affect our ability to obtain new contracts and complete transactions on favorable terms. We face significant competition from all of these providers in the states in which we now operate and expect to face similar competition in any state that we may enter in the future.

         Professional staff retention and development is a critical factor in the successful operation of our business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. We typically utilize a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to persons with special needs contribute to a high turnover rate of direct service staff leading to increased overtime and the use of outside consultants and other personnel. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel. In some tight labor markets, we have experienced difficulty in hiring and retaining direct service staff. This has resulted in higher labor costs to us in recent years.

Government Regulation and Reimbursement

         Our operations are subject to compliance with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored health care assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:

         Funding Levels. Federal and state funding for our disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state health care trade associations, may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate-setting structures, state budgets, methodologies or interpretations that may be proposed or under consideration in states where we operate.

         Reimbursement Requirements. To qualify for reimbursement under Medicaid programs, facilities and programs are subject to various requirements of participation and other requirements imposed by federal and state authorities. In order to maintain a Medicaid or state contract, certain statutory and regulatory requirements must be met. These participation requirements relate to client rights, quality of services, physical plant and administration. Long-term providers, like our company, are subject to periodic unannounced inspection by state authorities, often under contract with the appropriate federal agency, to ensure compliance with the requirements of participation in the Medicaid or state program.

         Licensure. In addition to the requirements to be met by our company for participation in the Medicaid program, our facilities and programs are usually subject to annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services. State licensing and other regulatory requirements vary from jurisdiction to jurisdiction and are subject to change.

         Regulatory Enforcement. From time to time, we receive notices from regulatory inspectors that, in their opinion, there are deficiencies for failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases, we and the reviewing agency agree upon the steps to be taken to bring the facility or program into compliance with regulatory requirements, and from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain licensure. Serious deficiencies, or failure to comply with any regulatory agreement, may result in the assessment of fines or penalties and/or decertification or delicensure actions by the Center for Medicare and Medicaid Services or state regulatory agencies, as appropriate.

         Restrictions on Acquisitions and Additions. All states in which we currently operate have adopted laws or regulations which generally require that a state agency approve us as provider, and many require a determination that a need exists prior to the addition of covered persons or services.

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

         Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), provides for the mandatory exclusion of providers and related persons from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. The illegal remuneration provisions of the Social Security Act make it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. Other provisions in HIPAA proscribe false statements in billing and in meeting reporting requirements and in representations made with respect to the conditions or operations of facilities. A violation of the illegal remuneration statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000. Further, a civil action to exclude a provider from the Medicaid program could occur. There are also other civil and criminal statutes applicable to the industry, such as those governing false billings and the new health care/services offenses contained in HIPAA, including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses. Criminal sanctions for these new health care criminal offenses can be severe. Sanctions for fraud offense, for example, include imprisonment for up to 20 years. The agencies administering the Medicaid program have increased their criminal and civil enforcement activity in the prevention of program fraud and abuse, including the payment of illegal remuneration.

         Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious, and hazardous waste. Failure to comply with those laws or the regulations promulgated under them could subject an entity covered by these laws to fines, criminal penalties, and other enforcement actions.

         OSHA. Federal regulations promulgated by the Occupational Safety and Health Administration impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as regulations are implemented and there can be no assurance that such regulations will not adversely affect our operations.

Information Systems

         We are continually focused on improving operations in order to be cost efficient and improve quality. We have almost completed an accounts receivable tracking and billing system, and are in the process of deploying an automated time and attendance information system.

•	Accounts Receivable System. As of February 28, 2002, we have largely completed the installation of the system and have converted 94% of the historical information. This system enables us to streamline the billing process by automatically populating required data fields, removing many manual steps required to properly submit bills and therefore improve the timing and collection of accounts receivable. We believe that this system will enable us to produce complete and accurate bills on a more timely and frequent basis thereby reducing days sales outstanding and improving cash flow.

•	Time and Attendance System. The challenge of monitoring the worked labor hours and cost of our approximately 29,000 full-time and part-time employees as well as paid time off costs prompted us to automate our time and attendance processes. We have begun installing this automated system beginning in the fourth quarter of 2001 and anticipate full implementation by the end of 2002. We believe that this system will enable us to more efficiently staff our facilities, better manage these resources and reduce overtime and the need for temporary staffing.

Insurance

         We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. Our program for professional and general liability coverages provides for a $250,000 deductible per occurrence and claims limits of $4.8 million per occurrence up to a $6.0 million annual aggregate limit in 2001. Property insurance coverages include a $100,000 deductible per occurrence. Additionally, the program for auto insurance provides for a deductible of $250,000 per occurrence and claim limits of $2.0 million per occurrence . Umbrella coverages are in place for the auto insurance program. The risk management programs for professional and general liability and property do not provide for umbrella coverages. Our workers’ compensation coverage provides for a $500,000 deductible per occurrence and claims up to statutory limits. All of our business insurance programs are due for renewal July 1, 2002. We have implemented increased risk management initiatives and believe our insurance coverages and self-insurance reserves are adequate for our current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves or that costs will not further increase.

Employees

         As of December 31, 2001, we employed approximately 29,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 1,200 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

         Approximately 800 of our employees are represented by a pair of collective bargaining agreements that expired in mid-2001. Since that time, we have attempted to negotiate a new agreement with the union, but negotiations to this point have not been successful. We are aware of various instances where unions have attempted to bring pressure upon a company during collective bargaining negotiations by engaging in negative publicity campaigns directed at company operations unrelated to the collective bargaining negotiations. The union representing these 800 workers is currently engaged in what we believe is such a campaign. We do not intend to be influenced in our negotiations by these union activities.

Item 2. Properties

         As of December 31, 2001, we owned approximately 80 properties and operated facilities and programs at approximately 1,900 leased properties. Other facilities and programs are operated under management contracts. See “Business – Facilities and Programs.”

Item 3. Legal Proceedings

         From time to time, we or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

         In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits and that AISL waived any applicable exclusions for punitive damages. On November 23, 2001, a summary judgment was granted in favor of AISL which was reduced to a final judgment on February 26, 2002. On March 8, 2002, we filed a motion for new trial and to alter judgment which is pending before the trial judge. In our opinion, after consulting with outside trial counsel and special counsel engaged to review the decision, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is our position that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs.

         On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial. We believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to us in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled for March 2002 has been postponed with no new trial date set. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In addition, we are a party to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We believe that, generally, these claims are without merit. Further, many of such claims may be covered by insurance. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

         Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 28, 2002, we had approximately 4,600 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

         The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2001		2000

Quarter Ended	High	Low	High	Low

March 31	7.313	4.500	16.625	7.250

June 30	8.900	3.500	14.125	4.313

September 30	9.800	7.350	7.500	3.940

December 31	9.400	7.790	6.000	3.630

         We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data

         The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	Year Ended December 31

	2001	2000	1999	1998	1997

	(In thousands, except per share and operating data)
Statement of Income (1):

Revenues	$895,205	$865,796	$824,479	$702,914	$468,108

Operating income (2)	12,776	47,382	38,639	52,310	32,216

Income (loss) from continuing operations	(4,369)	14,176	9,736	22,932	15,631

Net income (loss) (3)	(4,372)	14,176	6,338	22,932	15,631

Basic earnings (loss) per share:

From continuing operations	$(0.18)	$0.58	$0.40	$0.96	$0.69

Net income (loss)	(0.18)	0.58	0.26	0.96	0.69

Diluted earnings (loss) per share:

From continuing operations	(0.18)	0.58	0.39	0.90	0.68

Net income (loss)	(0.18)	0.58	0.25	0.90	0.68

Other Financial Data (1):

EBITDA (4)	$33,855	$69,690	$59,746	$70,871	$42,024

EBITDA margin (4)	3.8%	8.0%	7.2%	10.1%	9.0%

EBITDAR (4)	$63,647	$94,826	$85,545	$92,655	$55,374

EBITDAR margin (4)	7.1%	11.0%	10.4%	13.2%	11.8%

Depreciation and amortization	$21,079	$22,308	$21,107	$18,561	$9,808

Facility rent (5)	29,792	25,136	25,799	21,784	13,350

Maintenance capital expenditures (6)	5,497	9,322	12,166	10,734	10,518

Selected Historical Ratios: (1) (4) (7) (8)

Ratio of EBITDAR to interest and facility rent	1.3x	2.0x	1.9x	2.5x	2.8x

Ratio of EBITDA to interest expense	1.6x	3.0x	3.0x	4.6x	6.4x

Ratio of total adjusted debt to EBITDAR	8.0x	5.0x	5.8x	4.7x	4.8x

Ratio of total debt to EBITDA	8.0x	3.9x	4.9x	3.7x	3.7x

Percentage of total debt to total capitalization	60.8%	60.5%	64.1%	62.6%	55.7%

Ratio of earnings to fixed charges	0.8x	1.8x	1.7x	2.7x	3.5x

Balance Sheet Data (1):

Working capital	$142,877	$122,305	$102,141	$75,524	$106,001

Total assets	534,936	536,771	523,131	493,793	344,301

Long-term obligations	268,014	269,164	285,039	251,682	150,910

Total debt, including capital leases	269,711	272,277	291,713	258,762	156,316

Shareholders’ equity	174,129	178,123	163,384	154,587	124,325

Operating Data (1):

Disabilities Services:

Persons served	17,768	16,561	15,927	11,952	6,628

Capacity utilized	96.8%	97.9%	98.2%	97.4%	97.0%

Job Corps and Other Youth Services:

Persons served	9,547	9,410	8,340	8,395	5,323

Capacity utilized	99.0%	96.4%	82.2%	97.9%	97.6%

(1)	In June 1999, we completed a merger with PeopleServe, Inc. The transaction was accounted for as a pooling-of-interests. Accordingly, our financial statements have been restated for all periods presented to include the financial condition and results of operations of PeopleServe. Operating data for years prior to merger has not been restated to reflect the operations of PeopleServe. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(2)	Operating income for the year ended December 31, 2001 includes a restructuring charge of approximately $1.6 million ($0.9 million net of tax, or $0.04 per share) for costs associated with the exit from Tennessee. In addition, we recorded a charge of $22.0 million ($13.2 million net of tax, or $0.54 per share) related to additional reserves for accounts receivable and insurance claims. Operating income for the year ended December 31, 2000 includes the following: (1) a charge of $1.8 million ($1.1 million net of tax, or $0.04 per share) related to the write-off of costs associated with the terminated management-led buyout, (2) a charge of $1.7 million ($1.0 million net of tax, or $0.04 per share) related to our 2000 restructuring plan and (3) a charge of $0.6 million for the settlement of a lawsuit. Operating income for 1999 includes the following: (1) an additional allowance for doubtful accounts of $8.0 million, (2) a charge of $2.5 million related to higher medical claims costs and (3) a charge of $20.5 million ($13.7 million net of tax, or $0.55 per share) recorded in connection with the PeopleServe merger.

(3)	Net income for 1999 includes a charge of $3.9 million ($0.16 per share) for the cumulative effect of the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999. Net income also includes a gain recognized on the sale of a discontinued operation of $0.5 million in 1999 ($0.02 per share).

(4)	EBITDA is defined as earnings from continuing operations before depreciation and amortization, net interest expense and income taxes. EBITDAR is defined as EBITDA before facility rent. EBITDA margin and EBITDAR margin are defined as EBITDA and EBITDAR, respectively, divided by total revenues. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

(5)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(6)	Maintenance capital expenditures represent purchases of fixed assets excluding land, buildings, acquisitions of businesses and strategic project costs.

(7)	Total adjusted debt is defined as total debt plus annual facility rent times a multiple of eight.

(8)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We receive revenues primarily from the delivery of residential, training, educational and support services to populations with special needs. We have two reportable operating segments: (i) disabilities services and (ii) youth services. Management’s discussion and analysis of each segment follows. Further information regarding each of these segments, including the disclosure of required segment financial information, is included in Note 8 of the Notes to Consolidated Financial Statements. Effective in the first quarter of 2002, with a restructuring within the youth services division and the appointment of a separate president for the Job Corps unit and one for the other youth services business unit, we split the youth services reporting segment into two segments: (i) training services (consisting of Job Corps operations) and (ii) youth services (consisting of other youth services operations). Accordingly, beginning in 2002, we will have three reportable segments.

         Revenues for our disabilities services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutics and other services on an as-needed basis or hourly basis through our periodic services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state, and service type, and have historically been based on a flat-rate or cost-based reimbursement system, on a per person per diem, or per unit-of-service basis. Generally, rates are adjusted annually based primarily upon historical costs experienced by us and by other service providers, and on inflation. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such reimbursement is affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated based upon the reimbursement amount expected to be earned by the provider of record, which is affected by occupancy levels. Under certain management contracts, we are paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies with respect to Medicaid contracts.

         We operate 15 vocational training centers under the federal Job Corps program administered by the United States Department of Labor (DOL). Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

         In 1996, we began operating programs for at-risk and troubled youths through our Alternative Youth Services (AYS) and Youthtrack (Youthtrack) subsidiaries. Most of the youth services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

         Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services.

         Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states inconsistently and are usually retroactive to the beginning of the particular state’s fiscal reporting period. We expect that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated increases. However, in some cases states have revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. Current initiatives at the federal or state level may materially change the Medicaid program as it now exists. Retroactively calculated contractual adjustments are estimated and accrued in the periods the related services are rendered and recorded as adjustments in future periods as final adjustments are received. Because the cumulative effect of rate adjustments may differ from previously estimated amounts, net income as a percentage of revenues for a period in which an adjustment occurs may not be indicative of expected results in succeeding periods. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, we cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

Significant Developments in 2001

         On November 15, 2001, we completed the issuance of $150 million of 10.625% Senior Notes due November 2008. These notes were issued in a private placement and are in the process of being registered. Approximately $89 million of the proceeds from the offering was used to repay the indebtedness under our previous credit facility, which was concurrently terminated. We also used a portion of the proceeds to repurchase approximately $16.0 million in face value of our convertible subordinated notes. The remainder of the proceeds will be used for general corporate purposes, including financing internal growth opportunities, completing potential acquisitions and possibly repurchasing additional convertible subordinated notes. After the payoff of the previous credit facility, we obtained an $80 million secured credit facility from a bank syndicate led by National City Bank (NCB facility). We deferred issuance costs of approximately $6.5 million associated with the senior notes and the NCB facility, which we will amortize over the terms of the respective debt instruments.

         In connection with the payoff of the previous credit facility, we wrote off approximately $2.7 million in unamortized debt issuance costs associated with the facility. Those fees were previously being amortized through January 2003. In connection with the redemption of the convertible subordinated notes, we recognized a gain of approximately $2.7 million. These transactions resulted in a net extraordinary loss on debt extinguishment of approximately $3,000, net of tax.

         In the fourth quarter of 2001, we recorded a charge of $22.0 million related to provisions for losses on accounts receivable and reserves for insurance claims. The component of the charge related to accounts receivable totaled approximately $15.5 million. We identified the need for this increased provision, in part, as a result of information obtained from the implementation of a new accounts receivable information system. The new system provides a single platform for us to track and analyze receivables and manage our operations that have grown substantially through acquisitions. We believe this new system now gives us the information to timely address billing and collection issues and prevent a recurrence of this type of charge. Also included in the $22.0 million charge is $6.5 million related to insurance claims for workers’ compensation. These claims arose because of current studies of our experience related to the policy years when we were integrating several significant acquisitions. Additional workers’ compensation reserves were also required because of ineffective handling of claims by our previous third-party administrator. The basis for the charge of $22.0 million came principally from current studies and recent analyses of amounts originating prior to 2001.

         On March 22, 2002, we completed an amendment to the NCB facility. The amendment takes into account the fourth quarter 2001 charges discussed above in calculating certain financial covenants and includes other changes in determining the borrowing base and the definition of eligible accounts receivable for that determination. Interest rates on borrowings under the NCB facility and the standby letters of credit remain unchanged as a result of this amendment. As a result of the amendment, we are in compliance with our debt covenants as of December 31, 2001.

         As of March 31, 2001, we ceased operating several group homes in Tennessee under our disabilities services division. This action became necessary after discussions with the applicable regulatory bodies in Tennessee in February 2001 caused management to conclude that the rate environment in Tennessee would be inadequate to achieve a level of profitability commensurate with our assumed risk. In connection with the cessation of operations, we recorded a charge of approximately $1.6 million. This charge includes a $1.1 million write-off of unamortized goodwill, $200,000 for the write-off of various other assets, and approximately $300,000 in costs related to exiting the program. This operation accounted for revenues of $9.3 million in 2000 and $2.2 million in 2001.

Results of Operations

	Year Ended December 31

	2001	2000	1999

Revenues:

Disabilities Services	$699,677	$680,629	$654,553

Youth Services	195,528	185,167	169,926

Consolidated	$895,205	$865,796	$824,479

Segment Profit as % of Revenue:

Disabilities Services	5.1%	9.4%	10.8%

Youth Services	7.6%	9.9%	10.4%

Labor Cost as % of Revenue:

Disabilities Services	62.4%	61.7%	60.2%

Youth Services	52.6%	51.1%	52.0%

Consolidated	62.2%	61.3%	59.9%

EBITDA (1):

Disabilities Services	$51,989	$81,839	$88,447

Youth Services	16,846	20,359	19,521

Corporate and Other	(34,980)	(32,508)	(48,222)

Consolidated	$33,855	$69,690	$59,746

EBITDAR (1):

Disabilities Services	$77,555	$103,832	$111,688

Youth Services	19,821	22,868	21,731

Corporate and Other	(33,729)	(31,874)	(47,874)

Consolidated	$63,647	$94,826	$85,545

(1)	EBITDA is defined as earnings before net interest, income taxes, depreciation, and amortization. EBITDAR is defined as EBITDA before facility rent. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

         Consolidated revenues for 2001 increased 3% over 2000. This represents a continuation of the lower growth rates experienced beginning in the second half of 2000 and a significantly lower growth rate than in recent years as we have shifted our focus from acquisition-related growth to internally generated growth, as well as infrastructure enhancements. Revenues grew 5% in 2000 over 1999 resulting primarily from a full year of revenues from operations which were added in 1999.

         Consolidated operating income for 2001 as compared to 2000 was negatively impacted by the fourth quarter charges described above. Additionally, we experienced increased insurance costs as well as increased rental expenses resulting from the sale and leaseback transactions in December 2000 and during 2001. We entered into certain new insurance programs in November 2000 providing for significantly higher self-insured retention limits and higher deductibles. This, in combination with the related renewals in July 2001, resulted in higher estimated costs for our business insurance programs in 2001 compared to 2000. The consolidated results for 2001 were favorably impacted by the recognition of a bequest to one of our operations from the estate of a local resident. The bequest was approximately $0.8 million and is included in other income in the accompanying consolidated statement of income.

         Consolidated operating income for 2001 as compared to 2000 reflects increased costs from a competitive labor market in certain regions. We continue several initiatives to manage these labor cost increases, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. Additionally, we are currently deploying an automated time and attendance system which will enable us to more efficiently staff our facilities, monitor staffing and reduce overtime and temporary staffing. As a result of these initiatives, we realized a decrease in labor costs as a percent of revenue in the second half of 2001 as compared to the first half of 2001 and expect to realize further reductions in labor costs as a percent of revenue in 2002 as compared to 2001.

         In addition to the $22.0 million charge described above, consolidated operating income for 2001 was negatively impacted by special charges. Operating income for 2001 included a charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee discussed above.

         Consolidated operating income for 2000 was also negatively impacted by special charges. Operating income for 2000 included a charge of $1.8 million related to the write-off of costs associated with the terminated management-led buyout, a charge of $1.7 million related to our 2000 restructuring plan implemented in the third quarter of 2000 and a charge of $600,000 for the settlement of a lawsuit.

         Consolidated operating income for 1999 was negatively impacted by an additional allowance for doubtful accounts of $8.0 million. We also recorded a charge of approximately $2.5 million in 1999 as a result of higher claims incurred as we transitioned to a new employee medical plan with a fixed level of self-insurance exposure.

         In connection with the merger with PeopleServe, ResCare recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe’s corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs, $4.5 million in transaction costs, including investment banking, legal, accounting and other professional fees. Through December 31, 2001, approximately $20.3 million of the charge had been utilized through $15.3 million in cash payments (principally severance and transaction costs), $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems) and $300,000 in adjustments to the reserve in 2000 resulting from revised estimates of costs associated with the closure of duplicate facilities. We believe the remaining balance of accrued merger-related costs of $200,000 at December 31, 2001 reflects our remaining cash obligations.

         As a percentage of total revenues, corporate general and administrative expenses were 3.7% in 2001, 3.2% in 2000 and 3.4% in 1999. The increase in 2001 was due primarily to expanding the management infrastructure during 2001, the effect of rent expenses resulting from the sale and leaseback of the corporate office building in December 2000 and increased legal expenses. Savings achieved from the 2000 restructuring plan contributed to the decrease in 2000 from 1999.

         Interest expense decreased $2.6 million in 2001 compared to 2000 and increased $3.5 million in 2000 compared to 1999. The decrease in 2001 resulted primarily from lower levels of indebtedness under the previous credit facility during the year and lower interest rates, offset to some extent by indebtedness under the senior unsecured notes issued in November 2001. The increase in 2000 results primarily from increased utilization of the previous credit facility primarily for working capital during 2000 and, to some extent, higher interest rates as compared to 1999.

         Our effective income tax rates were 30.5%, 42.9% and 51.0% in 2001, 2000 and 1999, respectively. The lower rate in 2001 is attributable to a reported loss combined with a fixed level of nondeductible goodwill amortization. Reduced earnings combined with a fixed level of nondeductible goodwill amortization negatively impacted the rate for 2000, offset to an extent by increased jobs tax credits. The higher effective rate in 1999 is attributable to nondeductible amortization of goodwill recorded in the PeopleServe merger and nondeductible portions of the merger-related charge.

         Disabilities Services

         The disabilities services segment was the most significantly impacted by slowed growth rate coupled with the labor and insurance cost pressures described above, in addition to the accounts receivable and insurance charges during 2001. Disabilities services revenues increased by 3% in 2001 over 2000 compared to a 4% increase in 2000 over 1999. Revenues increased in 2001 and 2000 due primarily to rate adjustments and the expansion of existing programs, offset by the loss of revenues from the cessation of certain operations in Tennessee in early 2001. Segment profit as a percentage of revenue declined in 2001 compared to 2000 and 1999. As discussed above, tight labor market conditions have resulted in higher labor costs and reduced margins. Additionally, results for the division reflect $14.7 million of the accounts receivable charge and $5.9 million of the insurance charge recorded in 2001.

         Youth Services

         Youth Services revenues increased by 6% in 2001 over 2000 and 9% in 2000 over 1999, resulting primarily from the addition and growth of the Treasure Island Job Corps Center in early 1999. Segment profit as a percentage of revenues declined in 2001 compared to 2000 while 2000 segment profit decreased from 1999 due principally to increased costs associated with the start-up of the Treasure Island Job Corps Center and reduced census at certain Youthtrack operations. Additionally, results for the division reflect $0.8 million of the accounts receivable charge and $0.6 million of the insurance charge recorded in 2001.

Financial Condition

         Total assets remained stable in 2001 as compared to 2000, although variances occurred in several accounts. As a result of the senior note issuance, cash and cash equivalents increased for the remaining proceeds and other assets increased from the related debt issuance costs. Net accounts receivable decreased approximately $10.6 million, principally as a result of the $15.5 million allowance recorded in the fourth quarter of 2001 offset by growth due to revenue growth in 2001. Property and equipment decreased as a result of the sale and leaseback transactions completed during 2001.

         Long-term debt increased as a result of the issuance of the senior notes, offset by the related paydown on the previous credit facility and the redemption of a portion of the convertible subordinated notes.

Liquidity and Capital Resources

         During the year ended December 31, 2001, cash provided by operating activities was $11.9 million compared to $39.3 million for 2000 and $5.5 million for 1999. The decrease in 2001 from 2000 was due primarily to lower profitability, growth in accounts receivable before the non-cash charge and decreases in accrued expenses and accounts payable. Additionally, although net accounts receivable decreased from the prior year principally as a result of the additional $15.5 million allowance, accounts receivable before the non-cash charge grew year over year due to revenue growth contributing to the decrease in operating cash flow. Also, the timing of vendor payments as of December 31, 2001 negatively affected operating cash flow as compared to December 31, 2000. The increase in 2000 from 1999 was due primarily to the improvements made in the collection of accounts receivable resulting from initiatives undertaken in 2000 coupled with an increase in average days outstanding in accounts payable.

         Days revenue in net accounts receivable were 53 days at December 31, 2001, compared to 59 days at December 31, 2000 and 62 days at December 31, 1999. Adjusted to exclude the $15.5 million additional provision for doubtful accounts receivable, days revenue in net accounts receivable at December 31, 2001 were 59 days. Net accounts receivable at December 31, 2001 decreased to $132.2 million, compared to $142.8 million at December 31, 2000 and $141.8 million at December 31, 1999. Growth in these amounts in 2000 over 1999 was primarily related to delays in payment from state Medicaid programs during the process of integrating acquired operations. The improvement in 2001 over 2000 reflects the additional reserve of $15.5 million recorded in 2001.

         During the years ended December 31, 2001 and 2000, cash provided by investing activities was $16.9 million and $6.7 million, respectively, while in 1999, cash used in investing activities was $38.4 million. Cash provided by investing activities in 2001 and 2000 resulted primarily from the sale and leaseback of certain of our owned properties with cash proceeds of $26.3 million and $28.7 million, respectively. Proceeds from these activities were being used primarily to pay down amounts owed under our previous credit facility. Cash used in investing activities in 1999 relate primarily to acquisitions and purchases of property and equipment, reflecting our growth activity in the first half of 1999.

         Financing activities for 2001 resulted in the use of cash amounting to $3.3 million, primarily related to repayment of borrowings under the previous credit facility offset by the issuance of the senior notes. Financing activities used cash of $19.7 million in 2000 reflecting pay downs of the credit facility from the sale-leaseback proceeds and provided cash of $29.5 million in 1999 to fund working capital needs.

         Our capital requirements relate primarily to the working capital needed for general corporate purposes and our plans to expand through the development of new facilities and programs. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility. Cash requirements for the acquisition of new business operations have generally been funded through a combination of these sources, as well as the issuance of long-term obligations and common stock.

         As discussed above, on November 15, 2001, we completed the issuance of $150 million of 10.625% senior notes due November 2008. The senior notes contain certain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter in sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law.

         Also, as discussed above, in November 2001, we entered into the new $80 million NCB facility. As of December 31, 2001, we had no borrowings under the NCB facility and outstanding letters-of-credit of approximately $29.8 million. Therefore, as of December 31, 2001, in addition to cash and cash equivalents of $59.0 million, we had approximately $50.2 million available under the NCB facility. The NCB facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. Our ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility.

         We believe such sources, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

         Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years

Long-Term Debt	$265,210	$527	$98,950	$15,646	$150,087

Capital Lease Obligations	6,178	1,547	1,686	930	2,015

Operating Leases	160,742	28,603	42,189	27,832	62,118

Total Contractual Cash Obligations	$432,130	$30,677	$142,825	$44,408	$214,220

		Amount of Commitments Expiration Per Period
Other Commercial	Total Amounts
Commitments	Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years

Standby Letters of Credit	$29,824	$29,824	—	—	—

Critical Accounting Policies

         Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

         We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

         Disabilities Services: Client service revenues are recorded at rates established at or prior to the time services are rendered Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

         Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs.

         Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate. Some states are considering initiating managed care plans for persons served in the Medicaid programs and expanding Medicaid supported living funding for community residential services. At this time, we cannot determine the impact of such changes, or the effect of any possible governmental actions on future operations.

         Youth Services

         Job Corps Program: Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. Final determination of amounts due under the contracts is subject to audit and review by the DOL.

         Other Youth Services Programs: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

         For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations.

Valuation of Accounts Receivable

         Accounts receivable consist primarily of amounts due from Medicaid programs, other government programs and commercial insurance companies. Estimated provisions for losses on accounts receivable are recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including the historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors and general industry conditions. Complex rules and regulations regarding timely filing in various states are also a factor. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision for loss. Changes in these estimates are charged or credited to the results of operations in the period of the change. The provision for losses on accounts receivable totaled $19.3 million, $3.7 million and $10.5 million in 2001, 2000 and 1999, respectively, and is reflected in facility and program expenses.

Reserves for Insurance Risks

         We insure a substantial portion of our professional and general liability and workers’ compensation risks. In December 2000, as a result of decreasing availability of coverage, we entered into new risk management programs pertaining to these coverages, with certain of these programs providing for significantly higher self-insured retention limits and higher deductibles. Provisions for losses for these risks are based upon independent actuarially determined estimates. The allowances for professional liability and workers’ compensation risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate (6% at December 31, 2001). These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. The methods used in determining these liabilities are continually reviewed and any adjustments are reflected in earnings in the period known. The provision for self-insured professional liability and workers’ compensation risks aggregated $30.9 million, $13.8 million and $7.7 million in 2001, 2000 and 1999, respectively.

Valuation of Long-lived Assets

         We regularly review the carrying value of certain long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Such evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. This analysis involves significant management judgment with respect to the assessment of projected cash flows and market value of goodwill and intangibles, as well as the relative grouping of such assets. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. Fair value is generally determined by discounting projected cash flows. We recorded no asset valuation losses during 2001, 2000 or 1999.

Certain Risk Factors

         As discussed above, as a result of a shift in focus from acquisition-related growth to internally generated growth and infrastructure improvement, we experienced lower overall growth rates in 2001 and 2000 compared to earlier years. As part of our strategy to achieve higher internal growth in 2002, we enhanced our management structure during 2001 and are implementing other administrative initiatives. Our historical growth in revenues and earnings per share has been directly related to significant increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, whether through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.

         Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result due to, among other reasons, documentation securing necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies set reimbursement rates, interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

         Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the effective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These include costs associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

         Additionally, the maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services and our operating flexibility, and ultimately our revenues and profitability. Media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general and us, in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

         In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program for 2002 and 2001 provides for higher deductibles, lower claims limits and higher self-insurance retention levels than in previous years. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our previous program generally provided coverage after a deductible of $10,000 per occurrence and claims limits of $1 million per occurrence up to a $3 million annual aggregate limit, plus varying amounts of excess coverage. Our workers’ compensation coverage provides for a $500,000 deductible per occurrence, and claims up to statutory limits, as compared to a $250,000 deductible per occurrence under the previous policy. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

         The collection of accounts receivable is among our most significant management challenges and requires continual focus and involvement by members of our senior management team. Many of our accounts receivable controls have previously been managed through manual procedures, so we have expended significant effort and resources to implement a new accounts receivable system. The limitations of state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new systems. We must maintain or improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

         Our financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently utilizing our personnel to manage labor costs. We have almost completed a new comprehensive billing and collections system and an interactive automated time and attendance system that we believe will improve our management of these functions, improve our collections experience, and reduce our operating expenses. Our financial results and condition may be adversely affected if we do not realize the anticipated benefits from our investment in these new information systems or if we encounter delays or errors during system implementation.

         Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants continued in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

         We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs. During 2001, we installed a compliance department and appointed a Chief Compliance Officer to oversee our policies and procedures which ensure compliance with all applicable laws, rules and regulations.

         Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for persons with developmental disabilities and their families, and the public. We also rely on government entities to refer clients to our facilities and programs. Negative publicity, changes in public perception, the actions of consumers under our care or investigations with respect to our industry, operations or policies could increase government scrutiny, increase compliance costs, hinder our ability to obtain or retain contracts, reduce referrals, discourage privatization of facilities and programs, and discourage clients from using our services. Any of these events could have a material adverse effect on our financial results and condition.

         Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients or other persons for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money in damages or penalties arising from these legal proceedings and some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

         We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase (and possibly to decrease) appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover our contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in a number of states.

Impact of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. We were required to adopt the provisions of Statement 141 upon its issuance in July 2001 and the provisions of Statement 142 effective January 1, 2002.

         As of the date of adoption, we had unamortized goodwill in the amount of approximately $209 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8 million for each of the years ended December 31, 2001 and 2000. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we are required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement 143 is effective for fiscal years beginning after June 15, 2002, and we will adopt it effective January 1, 2003. We have not yet determined the impact Statement 143 will have on our results of operations or financial condition.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirements in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for us as of January 1, 2002. We do not anticipate that the adoption of Statement 144 will have a significant impact on our results of operations or financial condition.

Forward-Looking Statements

         Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Certain Risk Factors” section above. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2001 we had variable rate debt outstanding of approximately $2.4 million as compared to $133.2 million outstanding at December 31, 2000. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change as we utilize our NCB facility in 2002.

Item 8. Financial Statements and Supplementary Data

         Refer to pages F-1 through F-22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

         The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in the Company’s proxy statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)	All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(2)	Index to Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company dated December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Company. Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

4.1	Indenture dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and National City Bank, as trustee, relating to the Company’s $150,000,000 10 5/8% Senior Notes due 2008. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated November 20, 2001, is hereby incorporated by reference.

4.2	Instrument of Resignation, Appointment and Acceptance dated February 12, 2002, by among Res-Care, Inc., National City Bank and Wells Fargo Bank Minnesota, National Association. (filed herewith)

4.3	Registration Rights Agreement dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and the initial purchasers named therein, relating to the Company’s 10 5/8% Senior Notes due 2008. Exhibit 99.4 to the Company’s Current Report on Form 8-K dated November 20, 2001, is hereby incorporated by reference.

4.4	Article VI of the Amended and Restated Articles of Incorporation of the Company included in Exhibit 3.1.

4.5	Indenture, dated as of November 21, 1997, between the Company and PNC Bank, Kentucky, Inc. relating to the Company’s $109,360,000 6.0% Convertible Subordinated Notes due 2004. Exhibit 4.3 to the Company’s Registration Statement on Form S-3, (Reg. No. 333-44029) is hereby incorporated by reference.

4.6	Statement of Additional Terms and Conditions dated as of March 15, 1998 relating to $22,000,000 of 5.9% Convertible Subordinated Notes due 2005. Exhibit 2.2 of the Company’s Report on Form 8-K dated March 12, 1998 and filed on March 27, 1998 is hereby incorporated by reference.

10.1	1991 Incentive Stock Option Plan of the Company (adopted April 24, 1991, amended and restated as of February 23, 1995). Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-80331) is hereby incorporated by reference.

10.2	Amendment to Amended and Restated 1991 Incentive Stock Option Plan of the Company. Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference.

10.3	1993 Non-Employee Directors Stock Ownership Incentive Plan of the Company (adopted October 28, 1993). Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-76612) is hereby incorporated by reference.

10.4	Res-Care, Inc. 1998 Omnibus Stock Plan effective June 18, 1998. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-57167) is hereby incorporated by reference.

10.5	1994 Employee Stock Purchase Plan effective July 1, 1995. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-85964) is hereby incorporated by reference.

10.6	Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995. Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.7	Amended and Restated Employment Agreement dated as of October 26, 1995, and amended November 5, 1996, between the Company and Ronald G. Geary. Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10.8	Res-Care, Inc. 2000 Stock Option and Incentive Compensation Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.9	Res-Care, Inc. 2000 Nonemployee Directors Stock Ownership Incentive Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.10	Employment Agreement between the Company and Ralph G. Gronefeld, Jr., dated February 14, 2001. Exhibit 10.10 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.11	Employment Agreement between the Company and Vincent F. Doran, dated August 1, 2000. Exhibit 10.11 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.12	Employment Agreement between the Company and Paul G. Dunn, dated February 14, 2001. Exhibit 10.12 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.13	Employment Agreement between the Company and Jeffrey M. Cross, dated February 6, 2001. Exhibit 10.13 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.14	Employment Agreement between the Company and L. Bryan Shaul, dated February 16, 2001. Exhibit 10.14 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.15	Employment Agreement between the Company and Katherine W. Gilchrist, dated January 25, 2001. Exhibit 10.15 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.16	Credit Agreement dated as of November 15, 2001, by and among Res-Care, Inc. and separate subsidiaries, as Borrowers and the lenders named therein as the Lenders, National City Bank of Kentucky as the Agent for the Banks, Bank One, Kentucky, N.A. as syndication agent for the Banks and U.S. Bank, National Association as documentation agent for the Banks. Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 20, 2001 is hereby incorporated by reference.

10.17	First Amendment Agreement dated March 22, 2002 by and among Res-Care, Inc. and separate subsidiaries, as Borrowers in the Credit and Security Agreement, the lending institutions named therein as lenders, National City Bank of Kentucky, as Agent for the Banks, Bank One, Kentucky, N.A., as syndication agent for the Banks and U.S. Bank, National Association as documentation agent for the Banks. (filed herewith)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Independent Auditors (filed herewith)

(b)	Reports on Form 8-K:

On November 20, 2001, the Company filed a Current Report on Form 8-K announcing the completion of a private placement of $150 million aggregate principal amount of its 10.625% Senior Notes due 2008.

On March 6, 2002, the Company filed a Current Report on Form 8-K announcing its financial results for the fourth quarter and the year ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date:	March 29, 2002	By:	/s/ Ronald G. Geary

Ronald G. Geary

Chairman of the Board, President and

Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald G. Geary	Chairman of the Board, President, Chief	March 29, 2002

Executive Officer and Director

Ronald G. Geary	(Principal Executive Officer)

/s/ L. Bryan Shaul	Executive Vice President Finance and	March 29, 2002

Administration and Chief Financial Officer

L. Bryan Shaul

/s/ Seymour L. Bryson	Director	March 29, 2002

Seymour L. Bryson

/s/ James R. Fornear	Director	March 29, 2002

James R. Fornear

/s/ Olivia F. Kirtley	Director	March 29, 2002

Olivia F. Kirtley

/s/ W. Bruce Lunsford	Director	March 29, 2002

W. Bruce Lunsford

/s/ Spiro B. Mitsos	Director	March 29, 2002

Spiro B. Mitsos

/s/ Vincent D. Pettinelli	Director	March 29, 2002

Vincent D. Pettinelli

/s/ Michael J. Foster	Director	March 29, 2002

Michael J. Foster

/s/ E. Halsey Sandford	Director	March 29, 2002

E. Halsey Sandford

Item 8. Financial Statements and Supplementary Data

         All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Res-Care, Inc.:

         We have audited the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP

Louisville, Kentucky
March 6, 2002, except as to paragraph 3 of Note 4
         which is as of March 22, 2002

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands, except share data)

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$58,997	$33,415

Accounts receivable, net of allowance for doubtful accounts of $33,013 in 2001 and $17,527 in 2000	132,181	142,775

Refundable income taxes	698	—

Deferred income taxes	22,583	14,996

Prepaid expenses and other current assets	12,459	12,098

Total current assets	226,918	203,284

Property and equipment, net	58,779	85,074

Excess of acquisition cost over net assets acquired, less accumulated amortization of $32,036 in 2001 and $24,148 in 2000	209,413	218,012

Other assets	39,826	30,401

	$534,936	$536,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$31,731	$27,390

Accrued expenses	50,613	47,802

Accrued income taxes	—	2,674

Current portion of long-term debt	527	2,499

Current portion of obligations under capital leases	1,170	614

Total current liabilities	84,041	80,979

Long-term liabilities	242	3,289

Long-term debt	264,683	261,299

Obligations under capital leases	3,331	7,865

Deferred gains	7,239	4,401

Deferred income taxes	1,271	815

Total liabilities	360,807	358,648

Commitments and contingencies

Shareholders’ equity:

Preferred shares, no par value, authorized 1,000,000 shares, no shares issued or outstanding	—	—

Common stock, no par value, authorized 40,000,000 shares, issued 28,727,027 shares in 2001 and 2000, outstanding 24,374,872 shares in 2001 and 24,318,452 shares in 2000	47,870	47,833

Additional paid-in capital	29,280	28,939

Retained earnings	96,979	101,351

Total shareholders’ equity	174,129	178,123

	$534,936	$536,771

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share data)

	2001	2000	1999

Revenues	$895,205	$865,796	$824,479

Facility and program expenses	827,244	763,576	716,469

Facility and program contribution	67,961	102,220	108,010

Operating expenses (income):

Corporate general and administrative	33,390	28,111	27,726

Depreciation and amortization	21,079	22,308	21,107

Special charges	1,729	4,149	20,498

Other operating expenses (income)	(1,013)	270	40

Total operating expenses	55,185	54,838	69,371

Operating income	12,776	47,382	38,639

Other expenses (income):

Interest expense	20,815	23,446	19,925

Interest income	(1,754)	(887)	(1,175)

Total other expenses	19,061	22,559	18,750

Income (loss) from continuing operations before income taxes	(6,285)	24,823	19,889

Income tax expense (benefit)	(1,916)	10,647	10,153

Income (loss) from continuing operations	(4,369)	14,176	9,736

Extraordinary loss on extinguishment of debt, net of tax	(3)	—	—

Gain from sale of unconsolidated affiliate, net of tax	—	—	534

Cumulative effect of accounting change, net of tax	—	—	(3,932)

Net income (loss)	$(4,372)	$14,176	$6,338

Basic earnings (loss) per share from continuing operations	$(0.18)	$0.58	$0.40

Extraordinary loss on extinguishment of debt, net of tax	—	—	—

Gain from sale of unconsolidated affiliate, net of tax	—	—	0.02

Cumulative effect of accounting change, net of tax	—	—	(0.16)

Basic earnings (loss) per share	$(0.18)	$0.58	$0.26

Diluted earnings (loss) per share from continuing operations	$(0.18)	$0.58	$0.39

Extraordinary loss on extinguishment of debt, net of tax	—	—	—

Gain from sale of unconsolidated affiliate, net of tax	—	—	0.02

Cumulative effect of accounting change, net of tax	—	—	(0.16)

Diluted earnings (loss) per share	$(0.18)	$0.58	$0.25

Weighted average number of common shares:

Basic	24,357	24,309	24,184

Diluted	24,357	24,354	24,970

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

			Additional
	Common Stock		Paid-In	Retained

	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 1999	24,056	$47,666	$26,084	$80,837	$154,587

Net income	—	—	—	6,338	6,338

Exercise of stock options, including related tax benefit	197	130	2,329	—	2,459

Balance at December 31, 1999	24,253	47,796	28,413	87,175	163,384

Net income	—	—	—	14,176	14,176

Repurchase of common stock	(2)	(8)	—	—	(8)

Exercise of stock options, including related tax benefit	67	45	526	—	571

Balance at December 31, 2000	24,318	47,833	28,939	101,351	178,123

Net loss	—	—	—	(4,372)	(4,372)

Exercise of stock options, including related tax benefit	57	37	341	—	378

Balance at December 31, 2001	24,375	$47,870	$29,280	$96,979	$174,129

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Operating activities:

Net income (loss)	$(4,372)	$14,176	$6,338

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	21,079	22,308	21,107

Amortization of discount on notes	519	659	723

Deferred income taxes, net	(7,131)	116	(3,891)

Loss on sale of assets	59	627	40

Special charges	1,465	1,457	3,726

Provision for losses on accounts receivable	19,293	3,707	10,533

Tax benefit from exercise of stock options	32	51	1,348

Extraordinary loss on extinguishment of debt, net of tax	3	—	—

Gain from sale of unconsolidated affiliate, net of tax	—	—	(534)

Cumulative effect of change in accounting, net of tax	—	—	3,932

Changes in operating assets and liabilities:

Accounts receivable	(11,138)	(3,184)	(22,868)

Prepaid expenses and other current assets	(1,193)	(4,154)	(2,095)

Other assets	(5,699)	(8,658)	(358)

Accounts payable	4,341	7,636	(3,068)

Accrued expenses	2,331	4,241	(6,671)

Deferred gains	(1,920)	326	1,574

Accrued income taxes	(2,673)	1,529	(2,511)

Long-term liabilities	(3,047)	(1,493)	(1,779)

Cash provided by operating activities	11,949	39,344	5,546

Investing activities:

Proceeds from sale of assets	26,261	28,671	—

Purchases of property and equipment	(9,323)	(20,914)	(23,604)

Acquisitions of businesses, net of cash acquired	—	(1,045)	(14,780)

Cash provided by (used in) investing activities	16,938	6,712	(38,384)

Financing activities:

Net borrowings (repayments) under notes payable to bank	(130,000)	(10,802)	56,987

Net borrowings (repayments) of notes payable	127,189	(8,758)	(20,786)

Payments on obligations under capital leases	(841)	(650)	(7,794)

Proceeds received from exercise of stock options	347	512	1,112

Cash provided by (used in) financing activities	(3,305)	(19,698)	29,519

Increase (decrease) in cash and cash equivalents	25,582	26,358	(3,319)

Cash and cash equivalents at beginning of year	33,415	7,057	10,376

Cash and cash equivalents at end of year	$58,997	$33,415	$7,057

Supplemental Disclosures of Cash Flow Information:

Cash paid for:

Interest	$19,929	$23,771	$18,806

Income taxes	9,235	11,073	15,567

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of notes in connection with acquisitions	$—	$—	$2,504

Capital lease obligation incurred in connection with asset acquisition	876	—	—

Capital lease obligations converted to operating leases	3,891	—	—

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

         The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries. All references in these financial statements to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As more fully described in Note 8, we have two reportable operating segments: (i) disabilities services and (ii) youth services.

Revenue Recognition

         Disabilities Services: Client service revenues are recorded at rates established at or prior to the time services are rendered Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

         Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs.

         Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate. Some states are considering initiating managed care plans for persons served in the Medicaid programs and expanding Medicaid supported living funding for community residential services. At this time, we cannot determine the impact of such changes, or the effect of any possible governmental actions on future obligations.

Youth Services

         Job Corps Program: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. Final determination of amounts due under the contracts is subject to audit and review by the U.S. Department of Labor.

         Other Youth Services Programs: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

         For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     We are substantially dependent on revenue received under contracts with federal, state and local government agencies. For the year ended December 31, 2001, we derived 11% of our revenues under contracts for MR/DD services in Texas and 15% of our revenues under contracts under the federal Job Corps program.

Cash Equivalents

         We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Valuation of Accounts Receivable

         Accounts receivable consists primarily of amounts due from Medicaid programs, other government programs and commercial insurance companies. An allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, the age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors and general industry conditions. Actual collections of accounts receivable in subsequent periods may require changes in the estimated provision. Changes in these estimates are charged or credited to the results of operations in the period of the change. The provision for losses on accounts receivable totaled $19.3 million, $3.7 million and $10.5 million in 2001, 2000 and 1999, respectively, and is reflected in facility and program expenses.

Depreciation and Amortization

         Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20-35 years. Assets under capital lease and leasehold improvements are generally amortized over the life of the respective lease. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease. We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

         The excess of acquisition cost over net assets acquired and the cost of licenses are amortized over 20-40 years using the straight-line method. Covenants not to compete are amortized over the terms of the respective agreements, which are generally five to ten years.

         We regularly review the carrying value of certain long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, negative cash flow, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Such evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results. This analysis involves significant management judgment with respect to the assessment of projected cash flows and market value of goodwill and intangibles, as well as the relative grouping of such assets. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value. Fair value is generally determined by discounting projected cash flows. See discussion below regarding the impact of adopting the provisions of Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets.

Deferred Gains on Sale and Leaseback of Assets

         Gains from the sale and leaseback of assets are deferred and amortized over the term of the operating lease as a reduction of rental expense.

Income Taxes

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

Per Share Data

         Per share amounts have been restated to reflect the issuance of approximately 5,145,000 shares of common stock in the merger with PeopleServe, Inc. (PeopleServe) on June 28, 1999.

Insurance

         We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. We are self-insured for losses outside of policy limits and for amounts up to the policy deductibles. The self-insurance liability is determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate (6% at December 31, 2001). The accrued self-insurance liability is evaluated for adequacy based on our review of these actuarially determined estimates and any adjustments are reflected in the period known.

Financial Instruments

         We used various methods and assumptions in estimating the fair value disclosures for significant financial instruments. Fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amount because of the short maturity of those investments. The fair value of long-term debt is determined using market quotes and calculations based on current market rates available to us.

Stock-Based Compensation

         We measure stock-based employee compensation cost for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. We include pro forma information in Note 9 as required by Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for stock option grants to employees unless the quoted market price is in excess of the grant price at the date of grant.

Reclassifications

         Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. We are required to adopt the provisions of Statement 141 upon its issuance in July 2001 and the provisions of Statement 142 effective January 1, 2002.

         As of the date of adoption, we had unamortized goodwill in the amount of approximately $209 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $8 million for each of the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting the new rules, it is not practicable to reasonably estimate the impact of adopting these statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 will require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, we are required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Statement 143 is effective for fiscal years beginning after June 15, 2002, and we will adopt it effective January 1, 2003. We have not yet determined the impact Statement 143 will have on our results of operations or financial condition.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirements in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for us in 2002. We do not anticipate that the adoption of Statement 144 will have a significant impact on our results of operations or financial condition.

2.	Other Assets

Other assets are as follows:

	December 31

	2001	2000

Long-term receivables and advances to managed facilities	$15,155	$8,492

Licenses, net of accumulated amortization	2,533	2,644

Covenants not to compete, net of accumulated amortization	6,595	8,712

Deposits	3,700	4,100

Deferred debt issuance costs	6,614	343

Other assets	5,229	6,110

	$39,826	$30,401

3.	Property and Equipment

Property and equipment is summarized as follows:

	December 31

	2001	2000

Property and Equipment:

Land and land improvements	$5,742	$10,652

Leasehold improvements	13,916	11,514

Buildings	32,213	55,207

Land and buildings under capital lease	3,054	8,618

Equipment under capital lease	2,362	1,445

Furniture and equipment	46,683	42,694

Construction in progress	5,420	3,775

	109,390	133,905

Less accumulated depreciation and amortization	50,611	48,831

Net property and equipment	$58,779	$85,074

         As discussed in Note 11, we entered into various sale and leaseback transactions during 2001 for a number of our facilities.

4.	Debt

Long-term debt consists of the following:

	December 31

	2001	2000

10.625% senior notes due 2008	$150,000	$—

Revolving credit facilities with banks	—	130,000

6% convertible subordinated notes due 2004, net of unamortized discount of $1,213 in 2001 and $1,830 in 2000	96,147	107,530

5.9% convertible subordinated notes due 2005	15,613	19,613

Notes payable and other	3,450	6,655

	265,210	263,798

Less current portion	527	2,499

	$264,683	$261,299

         On November 15, 2001, we completed the issuance of $150 million of 10.625% Senior Notes due November 2008. These notes were issued in a private placement and are in the process of being registered. A portion of the proceeds from the offering was used to repay the indebtedness under our previous credit facility, which was concurrently terminated. Additionally, a portion of the proceeds was used to repurchase approximately $16.0 million in face value of our convertible subordinated notes. Interest on the notes is payable semi-annually and the notes may be redeemed, in whole or in part, at any time on or after November 15, 2005 at a redemption price equal to 100% of the principal amount thereof plus a premium declining ratably to par, plus accrued interest. The senior notes contain certain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter in sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law.

         On November 15, 2001, subsequent to the termination of the previous credit facility, we entered into a new $80 million revolving credit facility with a bank syndicate led by National City Bank (NCB facility). The NCB facility contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to leverage, EBITDA, fixed charge coverage and net worth. Our ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and reductions of amounts borrowed under the facility. Borrowings under the NCB facility bear interest at LIBOR plus an applicable margin based on a debt to cash flow ratio. Borrowings are secured by our assets, including accounts receivable, owned property and equipment and intangible assets. This NCB facility expires in September 2004. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law.

         On March 22, 2002, we completed an amendment to the NCB facility. The amendment takes into account the fourth quarter 2001 charges discussed in Note 14 in the calculation of certain financial covenants and includes certain other changes regarding the borrowing base and eligible accounts receivable. Eligible accounts receivable is defined as 80% of accounts receivable, excluding accounts greater than 120 days old and other items, as defined. The amendment also provides for a potential adjustment to the borrowing base subject to a review by the lenders of receivables and billings. As a result of the amendment, we are in compliance with our debt covenants as of December 31, 2001.

         At December 31, 2001, we had no borrowings under the NCB facility. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $29.8 million issued primarily in connection with our insurance programs. Therefore, as of December 31, 2001, we had $50.2 million available under the NCB facility. Interest on the revolving credit facility is based on margins over LIBOR. The rate applicable based upon the six-month LIBOR was approximately 4.5% and 8.8% at December 31, 2001 and 2000, respectively.

         In connection with the payoff of the previous credit facility, we wrote off approximately $2.7 million in unamortized debt issuance costs associated with the facility. Those fees were previously being amortized through January 2003. In connection with the redemption of the convertible subordinated notes, we realized a gain of approximately $2.7 million. These transactions resulted in a net extraordinary loss on debt extinguishment of approximately $3,000, net of tax.

         The 6% convertible subordinated notes are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed, into common stock at a conversion price of $18.81 per share. The 5.9% convertible subordinated notes are convertible into common stock at a conversion price of $25.84 per share.

Maturities of long-term debt are as follows:

Year Ended
December 31

2002	$527

2003	531

2004	98,419

2005	15,628

2006	18

Thereafter	150,087

$265,210

5.	Accrued Expenses

Accrued expenses are summarized as follows:

	December 31

	2001	2000

Wages and payroll taxes	$19,743	$18,473

Vacation	8,330	7,757

Workers’ compensation	12,040	5,124

Taxes other than income taxes	2,222	2,940

Interest	2,891	2,005

Other	5,387	11,503

	$50,613	$47,802

6.	Income Taxes

         Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31

	2001	2000	1999

Federal:

Current	$3,755	$8,160	$11,296

Deferred (benefit)	(5,703)	53	(3,200)

Total federal	(1,948)	8,213	8,096

State and local:

Current	1,460	2,371	2,748

Deferred (benefit)	(1,428)	63	(691)

Total state and local	32	2,434	2,057

Total income tax expense (benefit)	$(1,916)	$10,647	$10,153

         A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Year Ended December 31

	2001	2000	1999

Federal income tax at the statutory rate	35.0%	35.0%	35.0%

Increase (decrease) in income taxes:

State taxes, net of federal benefit	5.2	5.6	5.1

Nondeductible amortization of goodwill	(22.5)	5.7	5.8

Nondeductible portion of merger-related charge	—	—	7.5

Jobs tax credits, net	16.6	(3.7)	(2.0)

Other	(3.8)	0.3	(0.4)

	30.5%	42.9%	51.0%

         During the years ended December 31, 2001, 2000 and 1999, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $32, $51 and $1,348, respectively.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31

	2001	2000

Deferred tax assets:

Accounts receivable, principally due to provision for losses	$12,988	$6,958

Workers’ compensation costs, principally due to accrual for financial reporting purposes	4,673	1,781

Compensated absences, due to accrual for financial reporting purposes	2,366	2,236

Other liabilities and reserves, deductible in different periods for financial reporting and tax purposes	2,039	3,298

Capital lease obligations and related capitalized property	233	766

Deferred gains and revenues, taxable in different periods for financial reporting and tax purposes	3,133	2,047

Property and equipment due to differences in depreciation	530	476

Total deferred tax assets	25,962	17,562

Deferred tax liabilities:

Accounts receivable, principally due to experience-rated revenue recognition for income tax reporting purposes	208	241

Goodwill and other intangible assets, principally due to capitalization for financial reporting purposes and differences in amortization	4,442	3,045

Change in accounting method for income tax purposes	—	95

Total deferred tax liabilities	4,650	3,381

Net deferred tax asset	$21,312	$14,181

Classified as follows:

Current deferred income tax asset	$22,583	$14,996

Noncurrent deferred income tax liability	(1,271)	(815)

Net deferred tax asset	$21,312	$14,181

         No valuation allowance for deferred tax assets was provided as of December 31, 2001 and 2000, nor was there any change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999. The realization of deferred tax assets is dependent upon us generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences.

7.	Earnings per Share

         The following data shows the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31

	2001	2000	1999

Income (loss) from continuing operations attributable to shareholders for basic and diluted earnings per share	$(4,369)	$14,176	$9,736

Weighted average number of common shares used in basic earnings per share	24,357	24,309	24,184

Effect of dilutive securities:

Stock options	—	45	786

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	24,357	24,354	24,970

         The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31

	2001	2000	1999

Convertible subordinated notes	6,474	6,574	6,666

Stock options	1,905	2,037	615

8.	Segment Information

         We have two reportable operating segments: (i) disabilities services and (ii) youth services. Effective in the first quarter of 2002, with a restructuring within the youth services division and the appointment of a separate president for the Job Corps unit and one for the other youth services business unit, the youth services reporting segment was segregated into two segments: (i) training services (consisting of Job Corps operations) and (ii) youth services (consisting of other youth services). Accordingly, beginning in 2002, there are three reportable segments.

         We evaluate performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are not significant.

         The following table sets forth information about reportable segment profit or loss and segment assets:

	Disabilities	Youth	All	Consolidated
As of and for the year ended December 31:	Services	Services	Other (1)	Totals

2001

Revenues	$699,677	$195,528	$—	$895,205

Segment profit	35,470	14,883	(37,577)	12,776

Total assets	398,708	63,516	72,712	534,936

Capital expenditures	5,311	1,509	2,503	9,323

Depreciation and amortization	16,519	1,963	2,597	21,079

2000

Revenues	$680,629	$185,167	$—	$865,796

Segment profit	63,939	18,353	(34,910)	47,382

Total assets	418,309	57,378	61,084	536,771

Capital expenditures	16,523	3,325	1,066	20,914

Depreciation and amortization	17,900	2,006	2,402	22,308

1999

Revenues	$654,553	$169,926	$—	$824,479

Segment profit	70,562	17,740	(49,663)	38,639

Total assets	433,086	54,612	35,433	523,131

Capital expenditures	14,665	4,863	4,076	23,604

Depreciation and amortization	17,885	1,781	1,441	21,107

(1)	All other segment profit is comprised of corporate general and administrative expenses, corporate depreciation and amortization and all special charges. Segment profit for the disabilities services segment for the year ended December 31, 2001 includes income of approximately $0.8 million related to a bequest from an estate.

9.	Benefit Plans

         We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $2.9 million, $3.1 million and $2.6 million in 2001, 2000 and 1999, respectively.

         We also sponsor various stock option plans under which we may grant options to our salaried officers and employees for up to 5,826,095 shares of common stock. Under the plans, the exercise price of each option equals the market price of our stock on the date of grant, and an option’s maximum term is normally five years. Generally all options, except those granted to certain key executives which have varied vesting schedules, vest 20% at date of grant and 20% per year over four years.

         Under separate stock option plans, we may grant up to 190,000 shares to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

         Stock option activity, including options granted to employees and non-employee directors, is shown below:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,399,589	$12.83	2,781,127	$14.83	2,981,127	$14.34

Granted	925,750	5.69	408,750	8.20	126,750	19.93

Exercised	(56,420)	6.14	(67,064)	7.75	(196,610)	9.21

Canceled	(464,292)	9.99	(723,224)	18.33	(130,140)	17.02

Outstanding at end of year	2,804,627	11.03	2,399,589	12.85	2,781,127	14.83

Exercisable at end of year	1,828,358	$12.72	1,725,169	$12.92	1,794,701	$13.92

         The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding							Options Exercisable

Range of			Number	Weighted-Average			Number
Exercise			Outstanding at	Remaining		Weighted-Average	Exercisable at	Weighted-Average
Prices			December 31, 2001	Contractual Life		Exercise Price	December 31, 2001	Exercise Price

$3.50	to	9.99	1,205,350	4.0	years	$6.23	396,620	$6.60

10.00	to	14.99	1,192,116	1.3	years	13.17	1,086,226	13.08

15.00	to	19.99	229,500	1.7	years	16.01	212,100	15.91

20.00	to	23.50	177,661	1.7	years	22.86	133,412	22.89

			2,804,627	2.5	years	$11.03	1,828,358	$12.72

         Had compensation cost for our stock-based compensation plans been determined consistent with the fair value method prescribed by Statement 123, our income (loss) from continuing operations, net income (loss) and earnings (loss) per share amounts would have been reduced to the following pro forma amounts:

			Year Ended December 31

	2001		2000		1999

	As Reported	Pro forma	As Reported	Pro forma	As Reported	Pro forma

Income (loss) from continuing operations	$(4,369)	$(6,899)	$14,176	$12,256	$9,736	$6,760

Net income (loss)	(4,372)	(6,902)	14,176	12,256	6,338	3,362

Basic earnings per share:

From continuing operations	(0.18)	(0.28)	0.58	0.50	0.40	0.28

Net income (loss)	(0.18)	(0.28)	0.58	0.50	0.26	0.14

Diluted earnings per share:

From continuing operations	(0.18)	(0.28)	0.58	0.50	0.39	0.27

Net income (loss)	(0.18)	(0.28)	0.58	0.50	0.25	0.13

         The following table sets forth the fair value of each option grant during 2001 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31

	2001	2000	1999

Fair value per option	$3.08	$3.87	$8.25

Risk-free interest rate	4.56%	5.17%	6.69%

Dividend yield	0%	0%	0%

Expected volatility	0.61	0.60	0.49

Expected life (in years)	2-4	2-4	3-4

10.	Special Charges

         As of March 31, 2001, we ceased operating various group homes in the state of Tennessee under our disabilities services division. In connection with the cessation of operations, we recorded a charge of approximately $1.6 million which is recorded as a special charge in the accompanying statement of income. This charge includes a $1.1 million write-off of unamortized goodwill, $200,000 for the write-off of various other assets, and approximately $300,000 in costs related to exiting the program. In addition, during February 2001, in connection with the amendment and restatement of the previous credit facility, we wrote off approximately $134,000 of deferred debt issuance costs related to our that credit facility.

         During 2000, we approved and implemented a restructuring and operational reorganization plan. In connection with the plan, we recorded a pre-tax charge of approximately $1.7 million ($1.0 million, net of tax, or $0.04 per share), which is reflected as a special charge in our consolidated statement of income. This charge consisted primarily of $700,000 in severance and employee-related costs, $500,000 in lease termination costs, $300,000 in asset write-offs (principally deferred costs associated with pending acquisitions which were discontinued as a result of the plan) and $200,000 in transaction and other costs. Through December 31, 2001, approximately $1.6 million of the costs had been utilized.

         On June 29, 2000, we announced that an agreement had been mutually terminated with an investor group which had proposed to acquire all of our outstanding shares of common stock for $15.75 per share in cash. Although the termination did not result in the payment by us of any cancellation or breakup fees, $1.8 million ($1.1 million, net of tax, or $0.04 per share) of previously deferred costs associated with the transaction were expensed in 2000 and is included in special charges in our consolidated statement of income.

         On June 28, 1999, we completed a merger with PeopleServe, which primarily operated facilities and programs for persons with mental retardation and other developmental disabilities. In connection with the merger, we recorded a pretax merger-related charge of $20.5 million in 1999. This consisted primarily of $7.3 million in severance and employee-related costs (principally related to the elimination of PeopleServe’s corporate offices and various other administrative costs), $2.8 million in lease termination costs, $3.0 million in information system conversion and integration costs and $4.5 million in transaction costs, including investment banking, legal, accounting, other professional fees and transaction costs. Through December 31, 2001, approximately $20.3 million of the charge had been utilized through $15.3 million in cash payments (principally severance and transaction costs), $4.7 million in asset write-downs (relating principally to the discontinued PeopleServe information systems) and $300,000 in adjustments to the charge in 2000 resulting from revised estimates of costs associated with the closure of duplicate facilities. We believe the remaining balance of accrued merger-related costs of $200,000 at December 31, 2001 represents our remaining cash obligations.

11.	Lease Arrangements

         We lease certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $42,794, $38,600 and $39,196 for the years ended December 31, 2001, 2000 and 1999, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2022 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

         Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases

2002	$1,547	$28,603

2003	913	23,309

2004	773	18,880

2005	468	15,757

2006	462	12,075

Thereafter	2,015	62,118

Total minimum lease payments	6,178	$160,742

Less amounts representing interest	(1,677)

Present value of minimum lease payments	4,501

Less current maturities	(1,170)

Total long-term obligations under capital leases	$3,331

         We lease certain of our facilities under operating and capital leases with various partnerships controlled by a director of our company. Annual payments under these lease arrangements approximate $600.

         We also lease certain of our facilities under an operating lease with a real estate investment trust in which our chairman and another director are members of the trust’s board of directors. The lease commenced in October 1998 and extends through 2009. Lease payments to the trust approximated $846 and $754 in 2001 and 2000, respectively. Annual rentals, included in the future minimum rental amounts above, are estimated to be approximately $800, subject to annual increases based on the consumer price index.

         During 2001, we entered into various transactions for the sale of certain real properties in which we conduct operations. Proceeds from the sales were approximately $23.0 million. The assets are being leased back from the purchasers over terms ranging from five years to 15 years. The leases are being accounted for as operating leases. The transactions resulted in a gain of approximately $3.1 million, which is being amortized over the respective lease terms.

         We also entered into various sale and leaseback transactions in December 2000. Proceeds from the sales were approximately $26.5 million. The assets are being leased back from the purchasers over terms ranging from five years to 18 years. The leases are being accounted for as operating leases. Certain of the transactions resulted in a loss of approximately $357,000, which was recognized in 2000 and is included in special charges in our consolidated statement of income. The remaining transactions resulted in a gain of approximately $2.4 million, which is being amortized over the respective lease terms.

12.	Financial Instruments

         At December 31, 2001 and 2000, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:

10.625% senior notes	$150,000	$150,750	$—	$—

Revolving credit facilities with banks	—	—	130,000	130,000

6% convertible subordinated notes	96,147	84,460	107,530	55,774

5.9% convertible subordinated notes	15,613	12,607	19,613	8,826

Notes payable and other	3,450	3,450	6,655	6,655

         We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

13.	Commitments and Contingencies

         In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits and that AISL waived any applicable exclusions for punitive damages. On November 23, 2001, a summary judgment was granted in favor of AISL, which was reduced to a final judgment on February 26, 2002. We expect to file a motion for new trial and to alter judgment which is pending before the trial judge. In our opinion, after consulting with outside trial counsel and special counsel engaged to review the decision, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contends that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. It is our position that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs.

         On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S.

District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial. We believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled for trial in March 2002 has been postponed with no new trial date set. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

         In addition, we are a party to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We believe that, generally, these claims are without merit. Further, many of such claims may be covered by insurance. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

14.	Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2001

Revenues	$219,723	$221,047	$224,759	$229,676	$895,205

Facility and program contribution	20,420	22,430	23,075	2,036	67,961

Net income (loss)	364	2,368	3,530	(10,634)	(4,372)

Basic earnings (loss) per share	0.01	0.10	0.14	(0.44)	(0.18)

Diluted earnings (loss) per share	0.01	0.10	0.14	(0.44)	(0.18)

2000

Revenues	$210,767	$213,471	$218,246	$223,312	$865,796

Facility and program contribution	27,432	25,341	25,512	23,935	102,220

Net income	5,887	2,915	3,059	2,315	14,176

Basic earnings per share	0.24	0.12	0.13	0.10	0.58

Diluted earnings per share	0.23	0.12	0.13	0.10	0.58

         In the fourth quarter of 2001, we recorded a charge of $22.0 million related to provisions for losses on accounts receivable and reserves for insurance claims. The component of the charge related to accounts receivable totaled approximately $15.5 million. We identified the need for this increased provision, in part, as a result of information obtained from the implementation of a new accounts receivable information system. Also included in the $22.0 million charge is $6.5 million related to insurance claims for workers' compensation. These claims arose because of current studies of our experience related to the policy years when we were integrating several significant acquisitions. The basis for the charge of $22.0 million came principally from current studies and recent analyses of amounts originating prior to 2001.

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999

		Additions
	Balance at	Charged to	Deductions	Balance
	Beginning	Costs and	or	at End
	of Period	Expenses	Recoveries	of Period

	(In thousands)
Allowance for doubtful accounts receivable:

Year ended December 31, 1999	$10,291	$10,533	$(3,661)	$17,163

Year ended December 31, 2000	17,163	3,707	(3,343)	17,527

Year ended December 31, 2001	17,527	19,293	(3,807)	33,013