Form 10-K/A
period 2001-12-31
RES CARE INC /KY/
filed 2002-04-30
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from ______________ to _______________

Commission File Number: 0-20372

RES-CARE, INC.
 (Exact name of Registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10140 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [   ]

As of February 28, 2002, there were 24,392,322 shares of the Registrant’s Common Stock, no par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such on the NASDAQ National Market on February 28, 2002, was approximately $199,285,000. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

PART III

     The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant), filed with the Commission on March 29, 2002 incorporated Part III of Form 10-K by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of ResCare’s year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2001 is included in this amendment.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RESCARE

Directors of ResCare

		Director or
Name	Age	Officer Since	Principal Occupation

Michael J. Foster	48	2001	Vice President of RFE Management Corporation

Olivia F. Kirtley	51	1998	Certified Public Accountant

Vincent D. Pettinelli	58	1999	Retired

Seymour L. Bryson	64	1989	Associate Chancellor (Diversity), Southern Illinois University at Carbondale

W. Bruce Lunsford	54	1992	Chairman of the Board of Ventas, Inc.

E. Halsey Sandford	69	1984	Retired

James R. Fornear	71	1974	Retired

Ronald G. Geary	54	1990	Chairman of the Board, President and Chief Executive Officer of ResCare

Spiro B. Mitsos	71	1974	Retired

     The business experience during the past five years of each of the directors is described below:

     JAMES R. FORNEAR, the founder of ResCare, served as Chairman of the Board of ResCare from 1984 until 1998. Mr. Fornear was the President of ResCare from 1974 to 1990 and Chief Executive Officer of ResCare from 1989 to 1993.

     RONALD G. GEARY, an attorney and certified public accountant, has served as a director and President of ResCare since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board in June 1998 when Mr. Fornear retired. Before he was named Chief Executive Officer, Mr. Geary was Chief Operating Officer of ResCare from 1990 to 1993. Mr. Geary is a director of Ventas, Inc., a real estate investment trust, and Alterra Healthcare Corporation, an operator of assisted living communities.

     E. HALSEY SANDFORD has been a director of ResCare since 1984 and served as Senior Executive from 1997 until March 2001 when he retired. From 1992 to 1997, Mr. Sandford served as Executive Vice President responsible for development for ResCare’s Division for Persons with Disabilities.

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

     SEYMOUR L. BRYSON, Ph.D. has served as a director of ResCare since 1989. Since 1984, Dr. Bryson has held several positions with Southern Illinois University at Carbondale, including professor in the University’s Rehabilitation Institute, Dean of the College of Human Resources, Special Assistant to the Chancellor, Executive Assistant to the President and Executive Assistant to the Chancellor.

     W. BRUCE LUNSFORD, an attorney and certified public accountant, has served as a director of ResCare since 1992. He is the Chairman and Chief Executive Officer of Citation Capital, a private investment firm. He is the founder, Chairman and former Chief Executive Officer of Ventas, Inc., a New York Stock Exchange listed real estate investment trust. He is the founder, and former Chairman and Chief Executive Officer of Vencor, Inc., a leading provider of long-term hospital care to chronically ill patients, serving from 1985 until January 1999. Vencor filed voluntary petitions for protection under Chapter 11 of the federal bankruptcy code in September 1999 and changed its name to Kindred Healthcare upon completion of its reorganization on March 1, 2001. Mr. Lunsford is also the founder and former Chairman of Atria Communities, Inc., which operates assisted living and independent living communities. Mr. Lunsford is a director of National City Bank, Kentucky.

     OLIVIA F. KIRTLEY, a certified public accountant, has served as a director of ResCare since 1998. Ms. Kirtley is Past Chair of the American Institute of Certified Public Accountants (AICPA) and currently serves as Chair of the AICPA Board of Examiners. From 1991 to 2000, Ms. Kirtley served as Vice President and Chief Financial Officer of Vermont American Corporation, a leading manufacturer and marketer of power tool accessories. Ms. Kirtley is a director of Lancer Corporation, a worldwide manufacturer and distributor of fountain drink dispensing equipment, and Alderwoods Group, Inc, an operator of funeral homes.

     VINCENT D. PETTINELLI has served as a director of ResCare since 1999. Mr. Pettinelli is the founder of PeopleServe, Inc., a provider of services to persons with mental retardation and developmental disabilities, serving as president from 1979 until 1996 and as Chairman of the Board from 1996 until its acquisition by ResCare in 1999.

     MICHAEL J. FOSTER has served as a director of ResCare since July 2001. Since 1989, Mr. Foster has been employed by RFE Management Corp., the investment manager for RFE Investment Partners V, L.P. and other private equity investment funds. Mr. Foster currently serves as a director of several privately held portfolio companies of RFE Investment Partners V, L.P. and the other investment funds managed by RFE Management Corp.

Executive Officers of ResCare

     The executive officers of ResCare are Ronald G. Geary, whose experience is described above, Paul G. Dunn, Ralph G. Gronefeld, Jr., L. Bryan Shaul, Vincent F. Doran, Katherine W. Gilchrist, and William J Ballard.

     Mr. Dunn, age 36, has served as Chief Development Officer since 1997 and has responsibility for overseeing all ResCare’s development activities. From 1999 to 2000, he also served as Executive Vice President for Alternative Youth Services and Youthtrack. From 1992 to 1997, Mr. Dunn was employed by Laidlaw, Inc., most recently as Corporate Director, Financial Operations for the Laidlaw Medical Transportation, Inc. subsidiary, an operator of ambulance services.

     Mr. Gronefeld, age 43, was named President, Division for Persons with Disabilities in March 2002 after serving as Executive Vice President-Operations of that Division from March 2001. He also served as Chief Financial Officer from May 1998 until March 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities.

     Mr. Shaul, age 57, has served as Executive Vice President of Finance and Administration and Chief Financial Officer since March 2001. Before coming to ResCare, he served at Humana Inc., a health insurance company, as Vice President-Finance and Controller from March 2000, and as Vice President of Mergers and Acquisitions from March 1999 to March 2000. Before joining Humana, Mr. Shaul was Chief Financial Officer of Primary Health, Inc. in Boise, Idaho, a physician practice management and HMO company, from February 1997 to February 1999, Chief Financial Officer of Pacific Eyenet, Inc. in Los Angeles, California, a physician practice management company, from August 1996 to February 1997 and Chief Financial Officer of Right CHOICE Managed Care, Inc., a health insurance company, from March 1994 to December 1995.

     Mr. Doran, age 51, has served as President, Division for Training Services since January, 2002 after serving as President of the Division for Youth Services, since August 2000 and as President, Job Corps Operations from 1997. Before joining ResCare, Mr. Doran was President for Job Corps Operations for Teledyne Economic Development, a product line of the Teledyne Controls business of Teledyne Industries, Inc., a publicly traded conglomerate where he had been employed in various capacities for twenty-five years.

     Ms. Gilchrist, age 49, a certified public accountant, joined ResCare as Vice President and Chief Financial Officer for the Division for Persons with Disabilities in March 2001. From 1998 to 2001, Ms. Gilchrist served as Vice President-Financial Operations for the East Region of American Medical Response, Inc. (a subsidiary of Laidlaw, Inc.), a national healthcare transportation services company. From 1996 to 1998, she was Vice President of Operations for ConnectiCare, Inc., a health maintenance organization serving the state of Connecticut. From 1994 to 1996, she was Managing Director of MHC Operations for CSC Healthcare Systems, Inc. (a subsidiary of Computer Sciences Corporation), a company that developed and implemented computer systems for health maintenance organizations and related companies.

     Mr. Ballard, age 60, joined ResCare as President of the Division for Youth Services in January, 2002. From 1992 until he joined ResCare, Mr. Ballard served as Chairman and Chief Executive Officer of Children’s Comprehensive Services, Inc., a publicly traded provider of services for at-risk and troubled youth.

     Section 16(a) of the Securities Exchange Act of 1934 requires ResCare’s directors and executive officers and people who own more than 10 percent of ResCare’s common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings of the reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table provides information concerning compensation awarded to, earned by or paid to the executive officers of ResCare during the year ended December 31, 2001.

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities
				Underlying
Name and Principal Position				Options/SAR	All Other
as of December 31, 2001	Year	Salary	Bonus (1)	(shares)	Compensation (2)

Ronald G. Geary	2001	355,344	0	112,500	15,542
Chairman of the Board, President and	2000	332,253	0	0	14,459
Chief Executive Officer	1999	314,786	0	0	36,174

Vincent F. Doran	2001	273,079	0	0	5,957
President, Division for Youth Services	2000	192,457	45,000	50,000	8,228
	1999	131,250	0	18,750	6,436

Jeffrey M. Cross (3)	2001	247,713	0	50,000	66,527
President Division for Persons with	2000	182,888	0	0	0
Disabilities	1999	152,250	0	0	22,838

Paul G. Dunn	2001	210,736	48,300	35,000	16,421
Chief Development Officer	2000	163,178	0	0	7,074
	1999	155,822	0	0	9,000

Ralph G. Gronefeld, Jr.	2001	207,119	55,650	35,000	7,878
Executive Vice President, Operations,	2000	164,504	0	0	7,127
Division for Persons with Disabilities	1999	155,000	0	0	9,300

(1)	Bonuses paid to the executive officers are based on attainment of performance goals as provided in their employment agreements.

(2)	Except as noted, All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan, and to the 401(k) Restoration Plan, which is described later. Mr. Geary’s other compensation for 1999 includes $17,287 for personal use of the ResCare corporate airplane. Mr. Dunn’s other compensation for 2001 includes forgiveness of the balance of $8,482 due on a loan ResCare made to him. Mr. Cross’ other compensation for 2001 includes forgiveness of $57,764 due on a loan ResCare made to him.

(3)	Effective March 31, 2002, Mr. Cross resigned from ResCare. He was succeeded by Ralph G. Gronefeld, Jr.

     ResCare has established the 401(k) Restoration Plan to permit certain members of management to defer compensation pre-tax and to permit ResCare to contribute on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare’s matching contribution is coordinated between the two plans so that ResCare matches, on behalf of each participant, the employee’s contribution dollar for dollar up to the first 3 percent and one-half of the next 3 percent of the employee’s salary, which is the same as the contribution ResCare makes for employees who participate in ResCare’s Retirement Savings Plan.

Option Grants for 2001

					Potential
					Realized Value at Assumed
					Annual Rates of Stock Price
		Individual Grants			Appreciation for Option Term (1)

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/SH)	Date	5%($)	10%($)

Ronald G. Geary	112,500	12.2	$6.75	02-22-07	209,801	463,606

Jeffrey M. Cross	50,000	5.4	5.06	03-08-06	69,899	154,459

Vincent F. Doran	0	—	—	—	—	—

Paul G. Dunn	35,000	3.8	5.06	03-08-06	48,929	108,121

Ralph G. Gronefeld, Jr.	35,000	3.8	5.06	03-08-06	48,929	108,121

(1)  The dollar amounts in this table represent the potential value that may be realized of the stock options granted, assuming that the market price of the shares appreciate in value from the date of grant to the end of the option term at annualized rates of five and ten percent. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, of the prices of ResCare common shares. No assurances can be given that the share prices will appreciate at these rates or at all.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

     No officer exercised stock options during the year ending December 31, 2001. The following table indicates the total number of exercisable and unexercisable stock options on December 31, 2001 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The Nasdaq National Market on December 28, 2001 of $8.74 per share.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options		in-the-Money Options
			at December 31, 2001 (#)		At December 31, 2001 ($)

	Shares	Value
	Acquired on	Realized
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald G. Geary	0	0	669,796 shares	0 shares	$236,250	$0
Jeffrey M. Cross	0	0	158,085 shares	43,740 shares	37,900	151,600
Paul G. Dunn	0	0	134,460 shares	31,740 shares	26,530	106,120
Ralph G. Gronefeld, Jr.	0	0	20,500 shares	28,000 shares	26,530	106,120
Vincent F. Doran	0	0	68,720 shares	42,180 shares	57,000	85,500

(1)	Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.

Employment Agreements

     Mr. Geary has an employment agreement with ResCare that was signed in 1995. It expires in September 2002 and automatically renews for one-year periods beginning one year before the expiration date so that the remaining term equals two years unless either ResCare or Mr. Geary gives notice of termination. Under the agreement, Mr. Geary received a base salary of $300,000 in 1995 which is adjusted each year based on the increase in the consumer price index for Urban Wage Earners and Clerical Workers. Mr. Geary waived the CPI increase for the calendar year 2002. Mr. Geary is eligible for an annual bonus equal to up to 50 percent of his base salary based on performance criteria to which Mr. Geary and the executive compensation committee mutually agree on or before January 1 of each year. . In addition, ResCare grants Mr. Geary options to purchase 112,500 common shares on the last Thursday of February during each of the remaining years of the term of the agreement at the fair market value on the date of the grant. In May 2000, Mr. Geary terminated options for 112,500 shares granted under his employment agreement for February 1998 for total consideration of $1.00 and he waived options for 112,500 shares that would have been granted for February 2000 under his employment agreement for total consideration of $1.00.

     In addition, ResCare provides to Mr. Geary the maximum disability insurance coverage permitted under ResCare’s current benefit plan, equips an office in Mr. Geary’s home, and pays fees for personal tax and financial planning and for an annual physical. The agreement also provides that if Mr. Geary’s employment is terminated following a change in the control of ResCare, Mr. Geary will be entitled to receive the unpaid balance of his full base salary through the effective termination date of the agreement and for an additional two years. The agreement may be terminated with or without cause at any time. If it is terminated without cause, Mr. Geary will continue to receive his base salary for the balance of the term. He would also receive a prorated bonus earned for that year plus any unpaid cash bonus for a prior year. If there is a change of control of ResCare, or if the agreement is terminated without cause, ResCare will repurchase unexercised vested options.

     ResCare has employment agreements with Messrs. Dunn, Gronefeld and Doran that contain substantially the same terms and conditions. The agreements are for initial terms of three years commencing January 1, 2001 for Messrs. Dunn and Gronefeld, and August 1, 2000 for Mr. Doran. The agreements renew automatically for one-year periods after the expiration of their respective terms unless either ResCare or the employee gives notice of termination. ResCare may terminate all of the agreements with or without cause at any time. Base salary for Messrs. Dunn and Gronefeld is $210,000 and $250,000 for Mr. Doran, subject to annual increases equal to the greater of 5 percent or the consumer price index “All Items” category (Washington-Baltimore All Items for Mr. Doran). All of the executives waived the CPI increase for the calendar year 2002. When Mr. Dunn was employed by ResCare, he executed a promissory note to ResCare for $15,000. The maturity date of the note was extended in Mr. Dunn’s employment agreement to May 2003 and on May 1 of each year beginning in 2001, ResCare forgives one-third of the outstanding principal balance of the note and one-third of the accrued and unpaid interest provided Mr. Dunn remains a full-time employee of ResCare. In April 2000, ResCare advanced $45,000 to Mr. Doran which, with an additional $15,000 that ResCare retained to satisfy withholding obligation on the bonus, was treated as a retention bonus to Mr. Doran. In addition, Mr. Doran receives an automobile allowance as allowed under federal regulations for Job Corps, and reimbursement of up to $3,000 for attorney fees.

     Each of these executives is eligible to receive a cash bonus based on an incentive program for the executive established each year in the contract or by ResCare’s Chairman. Messrs. Dunn and Gronefeld may earn up to 40 percent and Mr. Doran between 20 and 35 percent of their base salaries based on meeting established division and/or company performance goals. The incentive payments will be determined quarterly except Mr. Doran’s which is determined annually. Mr. Doran is eligible to earn an additional bonus based on the award of additional Job Corps contracts to ResCare. The bonus is equal to 10 percent of the first year base management fee payable to ResCare under each new Job Corps contract. The bonus is earned upon the commencement of such new contract but is not payable until the first anniversary of the contract. If ResCare loses a Job Corps contract, Mr. Doran’s bonus can be reduced by 10 percent of the annual base fee of the lost contract.

     Upon entering into the agreements, each of the executives received a one-time grant of stock options. Mr. Doran was granted options to purchase 50,000 ResCare common shares on August 1, 2000, and Messrs. Gronefeld and Dunn were each granted options to purchase 35,000 ResCare common shares on March 8, 2001. For each executive, the options vest in 20 percent increments annually beginning as of the grant date and expire after five years.

     If their respective agreements are terminated by ResCare without cause, Messrs. Dunn and Gronefeld will receive the full base salary for one year and Mr. Doran for six months after termination. If Mr. Doran’s agreement is terminated without cause within one year after a change of ownership of ResCare, Mr. Doran will receive his full base salary for fifteen months after termination. In addition, for Mr. Dunn, ResCare will forgive the remaining principal balance and accrued but unpaid interest on his note payable to ResCare. If ResCare terminates an executive’s employment agreement for cause, the executive would not be entitled to any compensation following the date of termination other than the pro rata amount of the then current base salary through such date. If their employment is terminated for any reason, Messrs. Geary and Doran will be prohibited from competing with ResCare for one year and Messrs. Dunn and Gronefeld will be prohibited from competing with ResCare for eighteen months. If Mr. Geary’s employment is terminated without cause, he is prohibited from competing until one year after his payments under the agreement end.

Compensation of Directors

     Directors who are employees of ResCare receive no compensation for their services as directors. Each of ResCare’s non-employee directors (all of the directors except Mr. Geary) receives:

•	an annual retainer of $18,000;

•	$1,500 for each board meeting that he or she attends;

•	$750 for each committee meeting he or she attends;

•	an annual retainer of $3,000 as a chair of a committee;

•	an annual retainer of $36,000 for each member of the executive committee; and

•	an annual grant of options to purchase 4,500 ResCare common shares under the 2000 Nonemployee Directors Stock Ownership Incentive Plan.

Executive Compensation Committee Interlocks and Insider Participation

     Mr. Lunsford, a director of ResCare, is Chairman of the Board of Ventas, Inc., a real estate investment trust. Mr. Lunsford owns less than 5 percent of its common stock and less than 1 percent of ResCare common shares. Ronald G. Geary, a director and Chairman of the Board, President and Chief Executive Officer of ResCare was elected to the Board of Directors of Ventas in May 1998 and served on its executive compensation committee until May 31, 2001. Mr. Geary is the beneficial owner of approximately 6.7 percent of ResCare common shares and less than 1 percent of Ventas common stock.

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

     During the third quarter of 2001, Mr. Lunsford acquired a 27.5 percent ownership interest in Dey Systems, Inc., a data management company. Dey Systems has provided customer and employee satisfaction survey services to ResCare since 2000. ResCare paid Dey Systems $14,327 in 2000 and $94,261 in 2001 for services rendered.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Equity Securities

     The following table shows information about the beneficial ownership of ResCare common shares as of March 31, 2002 by:

•	each person who ResCare knows beneficially owns more than 5 percent of the outstanding ResCare common shares or has filed a Schedule 13G with the Securities and Exchange Commission with respect to ResCare shares;

•	each of ResCare’s directors and nominees for director;

•	each of ResCare’s executive officers named in the Summary Compensation Table; and

•	all directors and executive officers of ResCare as a group.

Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

	Number of Shares
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of Total (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
James R. Fornear	1,925.361	(3)(4)	7.9%
Ronald G. Geary	1,687,116	(5)	6.7%
Vincent D. Pettinelli	1,567,004	(6)	6.4%
Michael J. Foster	1,139,488	(7)	4.7%
Spiro B. Mitsos, Ph.D.	282,140	(8)	1.2%
Paul G. Dunn	144,760	(9)	*
E. Halsey Sandford	116,814	(10)	*
W. Bruce Lunsford	115,300	(11)	*
Vincent F. Doran	69,720	(12)	*
Olivia F. Kirtley	39,900	(13)	*
Ralph G. Gronefeld, Jr.	29,648	(14)	*
Seymour L. Bryson, Ph.D.	23,537	(15)	*
All directors and executive officers as a group (15 persons)	7,185,288	(16)(17)	28.3%

* Indicates less than 1 percent of outstanding common shares.

OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
FMR Corporation	3,372,095	(18)	13.8%
FleetBoston Financial Corporation	2,085,153	(18)	8.5%
FleetBoston Financial Corporation	2,085,153	(18)	8.5%
Margaret H. Fornear	1,363,876	(3)	5.6%
Amalgamated Gadget, L.P.	1,361,632	(18)(19)	5.6%

(1)	The following are addresses of the people ResCare knows beneficially own more than five percent of the outstanding common shares: James R. and Margaret H. Fornear, 175 Bayview Avenue, Naples, Florida 34108; Vincent D. Pettinelli, 5943 Macewen Court, Dublin, Ohio 43017; Ronald G. Geary, 10140 Linn Station Road, Louisville, Kentucky 40223; FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 02109; FleetBoston Financial Corporation, 100 Federal Street, Boston, Massachusetts 02110; Amalgamated Gadget, L.P., City Center Tower II, 301 Commerce Street, Suite 2975, Fort Worth, Texas 76102.

(2)	Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group. The number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

(3)	As husband and wife, James R. Fornear and Margaret H. Fornear each may be considered the beneficial owner of the common shares owned by the other under the applicable rules of the SEC. Both Mr. and Mrs. Fornear disclaim such beneficial ownership and the amounts shown for each of them excludes the shares beneficially owned by the other. Does not include shares owned by Mr. and Mrs. Fornear’s adult children nor does it include shares held for the benefit of family members in trusts with an independent trustee.

(4)	Includes 6,300 shares subject to options that are presently exercisable.

(5)	Includes 669,796 shares subject to options that are presently exercisable and 3,247 shares held for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power. Also includes 224,000 shares held by three limited liability companies in each of which Mr. Geary holds a 50 percent interest. Mr. Geary shares voting and investment power with respect to the shares held by these limited liability companies. Excludes 4,400 shares held by Mrs. Geary in which Mr. Geary disclaims beneficial ownership.

(6)	Includes 2,925 shares subject to options that are currently exercisable and 1,402,466 shares held by a trust of which Mr. Pettinelli is trustee and beneficiary. Does not include 300,000 shares held in a charitable remainder trust of which Mrs. Pettinelli is trustee and in which Mr. Pettinelli disclaims beneficial ownership.

(7)	Represents shares held by a limited partnership of which Mr. Foster is the general partner of the general partner of the limited partnership.

(8)	Represents shares owned jointly by Dr. and Mrs. Mitsos over which they share voting and investment power and includes 1,125 shares subject to options that are presently exercisable.

(9)	Includes 3,300 shares owned jointly by Mr. and Mrs. Dunn over which they share voting and investment power and 141,460 shares subject to options that are presently exercisable.

(10)	Includes 1,125 shares subject to options that are presently exercisable. Does not include 155,622 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(11)	Includes 15,300 shares subject to options that are presently exercisable. Mr. Lunsford also owns ResCare 6% Convertible Subordinated Notes due 2004 at a face value of $975,000. These notes are convertible into 51,834 shares, which are not included in the total. Upon conversion, Mr. Lunsford’s ownership would remain less than 1 percent.

(12)	Includes 68,720 shares subject to options that are presently exercisable.

(13)	Includes 4,500 shares over which Ms. Kirtley exercises sole voting and investment power and 28,500 shares over which she shares voting and investment power with her husband. Also includes 600 shares in Dr. Kirtley’s IRA over which Ms. Kirtley has neither voting nor investment power and includes 6,300 shares subject to options that are presently exercisable.

(14)	Includes 27,500 shares subject to options that are presently exercisable and 1,448 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld’s IRA over which Mr. Gronefeld holds neither voting nor investment power.

(15)	Includes 15,300 shares subject to options that are presently exercisable.

(16)	Includes 994,351 shares subject to options that are presently exercisable.

(17)	Does not include shares beneficially owned by Jeffrey Cross who resigned from ResCare effective March 31, 2002. At the time he resigned, Mr. Cross held options to purchase 168,085 share that were currently exercisable.

(18)	The information is based on the Schedule 13G filed with the SEC reflecting ownership as of December 31, 2001.

(19)	Represents shares issuable upon the conversion of ResCare 6% Convertible Subordinated Notes due 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In addition to the other relationships and transactions described in Item II — Executive Compensation — Executive Compensation Committee Interlocks and Insider Participation, Mr. Pettinelli has an interest in partnerships that own approximately 60 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases generally have original terms ranging from 10 to 25 years. Rental under these leases totals approximately $1.0 million annually. ResCare subsidiaries have guarantee obligations with respect to certain of the indebtedness of the lessor partnerships. Mr. Pettinelli currently holds the debt and the mortgages on certain of the properties. If ResCare or any of its subsidiaries should incur any liability with respect to financing of the properties, Mr. Pettinelli has agreed to assign his rights under the financing instruments he holds to a subsidiary of ResCare. Mr. Pettinelli also has an obligation to indemnify the ResCare subsidiaries with regard to any such guarantee obligations and the indemnification is secured by a pledge of escrowed ResCare common shares and/or other securities.

     In June 2001, a subsidiary of ResCare sold nine real estate properties to S-M Properties, LLC, in which a stepdaughter of Mr. Fornear and her husband have an interest. The property was sold for $3.7 million and is leased by another ResCare subsidiary. The lease is for a term of 15 years with options to renew for two 5-year and one 4-year, 11 month terms. The rent is equal to 11.367 percent of the sales price annually for the first three years then 11 percent of the sales price for the next two years of the initial term. The rent increases to 12.14 percent of the sales price annually for the next five years and to 13.41 percent of the sales price annually for the final five years of the initial term. Mr. Fornear did not participate when the executive committee and the board discussed the transaction.

Indebtedness of Management

     In April 2000, ResCare loaned Jeffrey Cross, an executive officer until his employment terminated in March 2002, the principal sum of $100,000 at an interest rate equal to the prime rate (9 percent at the time of the loan) to assist him in paying tax obligations resulting from the exercise of stock options. On March 1, 2001, ResCare loaned Mr. Cross an additional $100,000 at an interest rate equal to the prime rate (9 percent at the time of the loan), due within thirty days after Mr. Cross ceased to be an employee of ResCare. Effective March 31, 2002, Mr. Cross’ employment terminated and both loans were cancelled and replaced with a new note in the principal amount of $150,502 and a new loan agreement. Commencing on February 15, 2003 and ending on September 15, 2003, each month the balance of the new note shall be reduced by one-eighth and the aggregate amount of interest on such amount shall be reduced and forgiven. The new note accrues interest at prime. Commencing April 15, 2002 and on the 15th of each of the next nine months, ResCare shall pay Mr. Cross the sum of $18,000. All of these amounts are deemed consideration for Mr. Cross’ covenants not to compete, as defined in the agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC.

Date: April 30, 2002	By:	/s/ Ronald G. Geary Ronald G. Geary Chairman of the Board, President and Chief Executive Officer