Form 10-Q
period 2002-03-31
RES CARE INC /KY/
filed 2002-05-15
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2002, was 24,414,686.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Income – Three months ended March 31, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements – March 31, 2002	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31	December 31
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$58,844	$58,997
Accounts and notes receivable, net	139,268	132,181
Refundable income taxes	—	698
Deferred income taxes	22,583	22,583
Prepaid expenses and other current assets	14,989	12,459

Total current assets	235,684	226,918

Property and equipment, net	59,171	58,779
Excess of acquisition cost over net assets acquired, net	213,208	209,413
Other assets	31,581	39,826

	$539,644	$534,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,708	$31,731
Current portion of long-term debt	2,199	1,697
Accrued expenses	60,716	50,613
Accrued income taxes	539	—

Total current liabilities	87,162	84,041

Long-term liabilities	7,133	7,481
Long-term debt	267,417	268,014
Deferred income taxes	1,271	1,271

Total liabilities	362,983	360,807

Commitments and contingencies
Shareholders’ equity:
Preferred shares	—	—
Common stock	47,882	47,870
Additional paid-in capital	29,355	29,280
Retained earnings	99,424	96,979

Total shareholders’ equity	176,661	174,129

	$539,644	$534,936

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Revenues	$226,410	$219,723
Facility and program expenses	204,438	199,303

Facility and program contribution	21,972	20,420
Operating expenses (income):
Corporate general and administrative	8,924	7,615
Depreciation and amortization	3,173	5,417
Special charges	—	1,729
Other (income) expense	(74)	5

Total operating expenses	12,023	14,766

Operating income	9,949	5,654
Interest expense, net	6,037	4,979

Income before income taxes	3,912	675
Income tax expense	1,467	311

Net income	$2,445	$364

Basic earnings per share	$0.10	$0.01

Diluted earnings per share	$0.10	$0.01

Weighted average number of common shares:
Basic	24,389	24,334
Diluted	24,731	24,384

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2002	2001

Cash provided by (used in) operating activities	$3,014	$(5,434)
Cash flows from investing activities:
Purchases of property and equipment	(2,839)	(1,779)
Acquisitions of businesses, net of cash acquired	(100)	—
Proceeds from sales of assets	62	—

Cash used in investing activities	(2,877)	(1,779)

Cash flows from financing activities:
Net repayments under credit facility with banks	—	(14,619)
Repayments of long-term debt	(377)	(1,519)
Proceeds received from exercise of stock options	87	239

Cash used in financing activities	(290)	(15,899)

Decrease in cash and cash equivalents	$(153)	$(23,112)

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

NOTE 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs, including persons with mental retardation and other developmental disabilities and at-risk and troubled youth. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying unaudited condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     For further information, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2. Long-term Debt

     Long-term debt consists of the following:

	March 31	December 31
	2002	2001

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
6% convertible subordinated notes due 2004, net of unamortized discount of $1,109 and $1,213 in 2002 and 2001	96,251	96,147
5.9% convertible subordinated notes due 2005	15,613	15,613
Obligations under capital leases	4,323	4,501
Notes payable and other	3,429	3,450

	269,616	269,711
Less current portion	2,199	1,697

	$267,417	$268,014

     On March 22, 2002, we completed an amendment to our $80 million credit facility with a group of banks. The amendment takes into account certain fourth quarter 2001 charges in calculating the financial covenants and includes other changes in determining the borrowing base and the definition of eligible accounts receivable for that determination. Interest rates on borrowings under the facility and the standby letters of credit remain unchanged as a result of this amendment. As a result of the amendment, we are in compliance with our debt covenants as of March 31, 2002.

NOTE 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31

	2002	2001

	(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$2,445	$364

Weighted average number of common shares used in basic earnings per share	24,389	24,334
Effect of dilutive securities:
Stock options	342	50

Weighted average number of common shares and dilutive potential common shares in diluted earnings per share	24,731	24,384

Basic earnings per share	$0.10	$0.01

Diluted earnings per share	$0.10	$0.01

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended
	March 31

	2002	2001

	(In thousands)
Convertible subordinated notes	5,781	6,574
Stock options	1,895	1,670

NOTE 4. Segment Information

     The following table sets forth information about our reportable segments. During 2001, we disclosed information for two reportable operating segments, comprised of disabilities services and youth services. Effective January 1, 2002, in connection with changes in our management structure, the youth services division was split into two segments: (i) training services (consisting of the Job Corps operations) and (ii) youth services (consisting of all other youth services programs), which were brought under the direction of individual presidents. The information for prior periods presented has been restated to reflect this change.

	Disabilities	Training	Youth	All	Consolidated
	Services	Services	Services	Other	Totals

Quarter ended March 31:	(In thousands)

2002
Revenues	$177,841	$35,075	$13,494	$—	$226,410
Segment profit(1)	15,156	3,711	792	(9,710)	9,949

2001
Revenues	$171,132	$33,466	$15,125	$—	$219,723
Segment profit(1)(2)	10,052	3,520	550	(8,468)	5,654

(1)	All Other segment profit is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

(2)	Disabilities services segment profit for the quarter ended March 31, 2001 includes a special charge of approximately $1.6 million related to the cessation of certain operations in Tennessee.

Note 5. Recently Adopted Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. We adopted the provisions of Statement 141 upon its issuance in July 2001 and the provisions of Statement 142 effective January 1, 2002.

     As of January 1, 2002, we had unamortized goodwill in the amount of approximately $209 million, which will be subject to the transition provisions of Statements 141 and 142. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     A reconciliation of net income and diluted earnings per share for the three months ended March 31, 2001, as if we had ceased amortizing goodwill and indefinite-lived intangible assets according to Statement 142 effective January 1, 2001, follows:

		Diluted
	Net	Earnings
	Income	per Share

(In thousands, except per share data)
As reported	$364	$0.01
Goodwill amortization, net of tax	1,316	0.05

As adjusted	$1,680	$0.06

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of the previous Statement. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirements in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted Statement 144 effective January 1, 2002. The adoption of Statement 144 did not have a significant impact on our results of operations or financial condition.

NOTE 6. Contingencies

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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Overview

     Res-Care, Inc. receives revenues primarily from the delivery of residential, training, educational and support services to populations with special needs. All references in this Quarterly Report on Form 10-Q to “ResCare,” “we,” “our,” or “us” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. We have three reportable operating segments: (i) disabilities services, (ii) youth services and (iii) training services. Further information regarding each of these segments, including the disclosure of required segment financial information, is included in Note 4 of the Notes to Consolidated Financial Statements. Effective in the first quarter of 2002, with a restructuring within the youth services division and the appointment of a separate president for the Job Corps unit and one for the other youth services business unit, we split the youth services reporting segment into two segments: (i) training services (consisting of Job Corps operations) and (ii) youth services (consisting of other youth services operations). Accordingly, beginning in 2002, we have three reportable segments.

Significant Developments in 2002

     On March 22, 2002, we completed an amendment to our credit facility with a group of banks. The amendment takes into account certain fourth quarter 2001 charges in calculating the financial covenants and includes other changes in determining the borrowing base and the definition of eligible accounts receivable for that determination. Interest rates on borrowings under the facility and the standby letters of credit remain unchanged as a result of this amendment. As a result of the amendment, we are in compliance with our debt covenants as of March 31, 2002.

Results of Operations

	Three Months Ended
	March 31

	2002	2001

	(In thousands)
Revenues
Disabilities Services	$177,841	$171,132
Training Services	35,075	33,466
Youth Services	13,494	15,125

Consolidated	$226,410	$219,723

Segment Profit as % of Revenue:
Disabilities Services	8.5%	5.9%
Training Services	10.6%	10.5%
Youth Services	5.9%	3.6%

Labor Cost as % of Revenue:
Disabilities Services	62.8%	63.1%
Training Services	52.0%	48.6%
Youth Services	57.5%	58.8%
Consolidated	62.9%	62.5%

EBITDA(1):
Disabilities Services	$17,223	$14,322
Training Services	3,711	3,593
Youth Services	1,113	961
Corporate and Other	(8,925)	(7,805)

Consolidated	$13,122	$11,071

EBITDAR(1):
Disabilities Services	$23,909	$20,495
Training Services	3,773	3,638
Youth Services	1,828	1,653
Corporate and Other	(8,614)	(7,493)

Consolidated	$20,896	$18,293

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDAR is defined as EBITDA before facility rent. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States of America, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States of America and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

     Consolidated revenues increased 3% for the first quarter of 2002 compared to 2001, due primarily to rate increases in various states coupled with a growth in census and increased services in our periodic services business unit. Revenues for 2001 include approximately $2.2 million related to certain operations in Tennessee which we exited in March 2001.

     Our operating results for the first quarter of 2002 as compared to the same period of 2001 were negatively impacted by increased insurance costs. Consolidated labor costs for the first quarter are up slightly from the year-earlier period due principally to increased costs in our training services division. However, our initiative to deploy the time and attendance system is showing preliminary positive results. Although consolidated labor costs increased, labor costs within the disabilities division improved quarter over quarter due to improved management of worked hours.

     The consolidated results for the first three months of 2001 were negatively impacted by certain special charges. Operating income for the first three months of 2001 included a charge of $1.6 million related to the write-off of certain assets and costs associated with the cessation of certain operations in Tennessee, and the write-off of $134,000 in deferred debt issuance costs resulting from a previous credit agreement.

     As a percentage of total revenues, corporate general and administrative expenses for the first quarter of 2002 were 3.9% compared to 3.5% in 2001. This relative increase was due primarily to expanding the management infrastructure at the end of the first quarter of 2001 and increased legal expenses. The change in management structure includes the addition of positions within the division for persons with disabilities and president of the division for youth services.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (Statement) No. 142 and are no longer amortizing goodwill. Net income for the three months ended March 31, 2001 includes goodwill amortization of $2.0 million, ($1.3 million, net of tax, or $0.05 per share).

     Net interest expense increased to $6.0 million in the first quarter of 2002 compared to $5.0 million for the same period in 2001. This increase resulted primarily from the issuance of the $150 million senior notes in November 2001, which was used in part to reduce borrowings under our previous credit facility, combined with a higher average interest rate in 2002 (9.0%) compared with 2001 (7.5%).

     Our effective income tax rates were 37.5% and 46.1% for the first quarter of 2002 and 2001, respectively. The lower estimated annual rate of 37.5% in 2002 is primarily a result of the elimination of nondeductible goodwill amortization.

     Disabilities Services

     Results for the disabilities services segment for the first quarter of 2002 as compared to the same period in 2001 were impacted by the revenue growth and favorable labor trends described above. Revenues increased by 4% for the first quarter of 2002 compared to the same period in 2001, due primarily to rate adjustments and the expansion of existing programs. Segment profit, EBITDA and EBITDAR for the quarter were positively impacted by improved labor costs as a percent of revenue and other controllable expenses.

     During the first quarter of 2002, we completed a transaction to acquire certain operations we had previously operated under a management contract. Consideration for the acquisition totaled approximately $10 million, including $9.9 million of debt forgiven and $100,000 in cash. As a result of the transaction, we recorded trade accounts receivable with a fair value of approximately $4.7 million and goodwill of approximately $3.8 million, as well as other assets and liabilities.

     Training Services

     Training services revenues increased by 5% for the first quarter of 2002 compared to the same period in 2001, primarily from improved census at many of our centers. This also resulted in increases in segment profit, EBITDA and EBITDAR for the first quarter of 2002 compared to 2001.

     Youth Services

     Youth services revenues decreased 11% for the first quarter of 2002 compared to the same period in 2001, primarily from reduced census at certain operations and the closure of an operation in Puerto Rico. This decrease in revenues, offset somewhat by operating efficiencies, resulted in declined EBITDA and EBITDAR, while segment profit as a percent of revenue increased.

Financial Condition

     Total assets remained stable over the quarter, with variances in several accounts. Net accounts receivable and goodwill increased approximately $7.1 million, and $3.8 million, respectively, principally as a result of the amounts recorded in the acquisition during the quarter. Additionally, other assets decreased as a result of the forgiveness of long-term receivables in connection with the acquisition.

     Accrued expenses increased due primarily to the timing of interest payments on the senior notes and convertible notes.

Liquidity and Capital Resources

     For the quarter ended March 31, 2002, cash provided by operating activities was $3.0 million compared to cash used of $5.4 million for the same period of 2001. This increase was primarily related to higher profitability and increased accruals for interest and insurance reserves in 2002 as compared to 2001. Additionally, the higher operating cash flow is a result of an increase in accounts receivable during the first quarter of 2002 that was approximately $4 million less than the increase during the same period in 2001. The cash flow increase was offset to some extent by a decrease in accounts payable in 2002 which was higher than that of 2001 principally due to timing of payments.

     For the quarter ended March 31, 2002, cash used in investing activities was $2.9 million compared to $1.8 million in the same period of 2001, due principally to increased maintenance capital expenditures.

     For the quarter ended March 31, 2002, cash used in financing activities was $0.3 million compared to $15.9 million in the same period of 2001. The first quarter of 2001 included the use of proceeds from sale and leaseback transactions to pay down our revolving credit facility.

     Days revenue in accounts receivable were 55 days at March 31, 2002, compared to 53 days at December 31, 2001. Accounts receivable were $139.3 million and $132.2 million at March 31, 2002 and December 31, 2001, respectively. Approximately $4.7 million of the increase in the balance is attributable to the first quarter 2002 acquisition described previously. We continue to expand implementation of a comprehensive accounts receivable/billing system, which is expected to facilitate improvements in collections. Approximately 96% of our disabilities services operations are currently utilizing the new system with the remainder of the targeted operations expected to be completed by June 30, 2002.

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

     On November 15, 2001, we completed the issuance of $150 million of 10.625% senior notes due November 2008. The senior notes contain certain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter into sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law or administrative agency.

     In November 2001, we entered into an $80 million secured credit facility with a bank group. As of March 31, 2002, we had no borrowings under the facility. There are outstanding letters-of-credit of approximately $29.7 million. Therefore, as of March 31, 2002, in addition to cash and cash equivalents of $58.8 million, we had approximately $50.3 million available under the credit facility. The credit facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. Our ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility.

     We believe cash generated from operations and amounts remaining available under our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments as of March 31, 2002 follows (in thousands):

Contractual Obligations		Payments due by Period

		Less than 1			After 5
	Total	year	1 – 3 years	4 – 5 years	years

Long-Term Debt	$265,293	$1,065	$114,111	$34	$150,083
Capital Lease Obligations	4,323	1,134	1,077	568	1,544
Operating Leases	154,055	19,280	40,584	28,626	65,565
Total Contractual Cash Obligations	$423,671	$21,479	$155,772	$29,228	$217,192

Other Commercial Commitments		Amount of Commitments Expiration Per Period

	Total Amounts	Less than 1			After 5
	Committed	year	1 – 3 years	4 – 5 years	years

Standby Letters of Credit	$29,707	$29,707	—	—	—

Critical Accounting Policies

     Refer to Page 27 of our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of our critical accounting policies.

Certain Risk Factors

     As part of our strategy to achieve higher internal growth in 2002, we enhanced our management structure during 2001 and are implementing other administrative initiatives. Our historical growth in revenues and earnings per share has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely on acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, whether through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by acquisitions that meet our criteria. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demands for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing, developmental disabilities client Medicaid eligibility and service authorization procedures are often complicated and burdensome. Delays in timely payment can result from inability or problems in securing necessary eligibility documentation or in delivering service authorization paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies set reimbursement rates, interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

     Additionally, the maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services, our operating flexibility and ultimately our revenues and profitability. Media coverage of the health care industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

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

     The collection of accounts receivable is among our most significant management challenges and requires continual focus and involvement by members of our senior management team. Many of our accounts receivable controls have previously been managed through manual procedures, so we have expended significant effort and resources to implement a new accounts receivable/billing system. The limitations of state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new systems. We must maintain or improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

     Our financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently utilizing our personnel to manage labor costs. We have almost completed a new comprehensive billing and collections system and an automated time and attendance system that we believe will improve our management of these functions, improve our collections experience, and reduce our operating expenses. Our financial results and condition may be adversely affected if we do not realize the anticipated benefits from our investment in these new systems or if we encounter delays or errors during implementation.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants contained in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

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

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues, therefore, are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase (and possibly to decrease) appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss or reduction of reimbursement under our contracts in states where we have significant operations could have a material adverse effect on our operations.

Impact of Recently Issued Accounting Standards

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

     Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for a discussion of recently adopted accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2002, we had variable rate debt outstanding of approximately $2.1 million as compared to $2.4 million outstanding at December 31, 2001. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change as we utilize our credit facility in 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Letter Agreement dated March 8, 2002 terminating Jeffrey M. Cross’ Employment Agreement.

	10.2	Employment Agreement between Res-Care, Inc. and William J Ballard dated January 13, 2002.

(b)	Reports on Form 8-K:

On March 6, 2002, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter and the year ended December 31, 2001.

On May 3, 2002, we filed a Current Report on Form 8-K announcing our financial results for the first quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date: May 15, 2002	By: /s/	Ronald G. Geary Ronald G. Geary Chairman, President and Chief Executive Officer

Date: May 15, 2002	By: /s/	L. Bryan Shaul L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer