Form 10-Q
period 2002-06-30
RES CARE INC /KY/
filed 2002-08-14
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐ .

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2002, was 24,417,086.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I. FINANCIAL INFORMATION		NUMBER

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Income – Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements – June 30, 2002	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote by Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	June 30	December 31
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$63,947	$58,997
Accounts and notes receivable, net	142,488	132,181
Refundable income taxes	—	698
Deferred income taxes	24,732	22,583
Prepaid expenses and other current assets	15,249	12,459

Total current assets	246,416	226,918

Property and equipment, net	55,720	58,779
Goodwill, net	216,673	211,946
Other assets	30,493	37,293

	$549,302	$534,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,681	$31,731
Current portion of long-term debt	1,921	1,697
Accrued expenses	58,627	50,613
Accrued income taxes	2,406	—

Total current liabilities	93,635	84,041

Long-term liabilities	6,790	7,481
Long-term debt	266,112	268,014
Deferred income taxes	2,299	1,271

Total liabilities	368,836	360,807

Commitments and contingencies
Shareholders’ equity:
Preferred shares	—	—
Common stock	47,904	47,870
Additional paid-in capital	29,494	29,280
Retained earnings	103,068	96,979

Total shareholders’ equity	180,466	174,129

	$549,302	$534,936

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues	$233,685	$221,047	$460,095	$440,770
Facility and program expenses	210,793	198,617	415,231	397,920

Facility and program contribution	22,892	22,430	44,864	42,850
Operating expenses (income):
Corporate general and administrative	8,299	7,926	17,223	15,541
Depreciation and amortization	2,846	5,434	6,019	10,851
Special charges	—	—	—	1,729
Other (income) expense	(228)	85	(302)	90

Total operating expenses	10,917	13,445	22,940	28,211

Operating income	11,975	8,985	21,924	14,639
Interest expense, net	6,145	4,825	12,182	9,804

Income before income taxes	5,830	4,160	9,742	4,835
Income tax expense	2,186	1,792	3,653	2,103

Net income	$3,644	$2,368	$6,089	$2,732

Basic earnings per share	$0.15	$0.10	$0.25	$0.11

Diluted earnings per share	$0.15	$0.10	$0.25	$0.11

Weighted average number of common shares:
Basic	24,412	24,354	24,401	24,344
Diluted	24,645	24,379	24,685	24,389

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2002	2001

Cash provided by (used in) operating activities	$11,716	$(5,316)
Cash flows from investing activities:
Purchases of property and equipment	(6,116)	(3,456)
Acquisitions of businesses, net of cash acquired	(272)	—
Proceeds from sales of assets	331	21,966

Cash (used in) provided by investing activities	(6,057)	18,510

Cash flows from financing activities:
Net repayments under credit facility with banks	—	(36,655)
Repayments of long-term debt	(923)	(1,944)
Proceeds received from exercise of stock options	214	242

Cash used in financing activities	(709)	(38,357)

Increase (decrease) in cash and cash equivalents	$4,950	$(25,163)

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2002
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

     The accompanying unaudited condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications have no effect on previously reported net income.

     For further information, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2. Long-term Debt

     Long-term debt consists of the following:

	June 30	December 31
	2002	2001

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
6% convertible subordinated notes due 2004, net of unamortized discount of $991 and $1,213 in 2002 and 2001	94,969	96,147
5.9% convertible subordinated notes due 2005	15,613	15,613
Obligations under capital leases	4,243	4,501
Notes payable and other	3,208	3,450

	268,033	269,711
Less current portion	1,921	1,697

	$266,112	$268,014

     On March 22, 2002, we completed an amendment to our $80 million credit facility with a group of banks. The amendment takes into account certain fourth quarter 2001 charges in calculating the financial covenants and includes other changes in determining the borrowing base and the definition of eligible accounts receivable for that determination. Interest rates on borrowings under the facility and the standby letters of credit remain unchanged as a result of this amendment. We are in compliance with our debt covenants as of June 30, 2002.

     Under the provisions of the credit facility, we are required to maintain a minimum ratio of EBITDA to consolidated interest expense (as defined in the credit agreement) throughout the term of the facility. At June 30, 2002, we were in compliance with this minimum requirement. Based on current projections, we believe it is possible that we will not maintain this minimum level as of September 30, 2002. However, we believe, based on discussions with our lenders, that it is probable that the credit agreement will be amended prior to that date and that we will be in compliance with our financial covenants as of September 30, 2002.

     During June 2002, we redeemed $1.4 million of our 6% convertible subordinated notes. The redemption resulted in a pretax gain of approximately $251,000, which is included in other income in the accompanying consolidated statement of income.

     During July 2002, we completed transactions to redeem approximately $3.6 million of our 6% convertible subordinated notes. This redemption will result in a pretax gain of approximately $800,000 in the third quarter of 2002.

NOTE 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$3,644	$2,368	$6,089	$2,732

Weighted average number of common shares used in basic earnings per share	24,412	24,354	24,401	24,344
Effect of dilutive securities:
Stock options	233	25	284	45

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	24,645	24,379	24,685	24,389

Basic earnings per share	$0.15	$0.10	$0.25	$0.11

Diluted earnings per share	$0.15	$0.10	$0.25	$0.11

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

		(In thousands)
Convertible subordinated notes	5,781	6,574	5,781	6,574
Stock options	1,830	2,506	1,813	2,311

NOTE 4. Segment Information

     The following table sets forth information about our reportable segments. During 2001, we disclosed information for two reportable operating segments, comprised of Disabilities Services and Youth Services. Effective January 1, 2002, in connection with changes in our management structure, the Youth Services division was split into two segments: (i) Training Services (consisting of the Job Corps operations) and (ii) Youth Services (consisting of all other youth services programs), which were brought under the direction of separate presidents. The information for prior periods presented has been restated to reflect this change.

	Disabilities	Training	Youth	All	Consolidated
	Services	Services	Services	Other	Totals

			(In thousands)
Quarter ended June 30:

2002
Revenues	$183,554	$35,551	$14,580	$—	$233,685
Segment profit(1)	16,095	3,908	612	(8,640)	11,975

2001
Revenues	$172,343	$34,206	$14,498	$—	$221,047
Segment profit(1) (2)	13,623	3,617	424	(8,679)	8,985

Six months ended June 30:

2002
Revenues	$361,395	$70,626	$28,074	$—	$460,095
Segment profit(1)	31,251	7,619	1,404	(18,350)	21,924

2001
Revenues	$343,475	$67,672	$29,623	$—	$440,770
Segment profit(1) (2)	23,675	7,137	974	(17,147)	14,639

(1)	All Other segment profit is comprised of corporate general and administrative expenses and corporate depreciation and amortization. The All Other segment profit for the three months ended June 30, 2002 includes a gain on redemption of convertible notes of approximately $0.3 million and a favorable arbitration award of approximately $0.3 million.

(2)	Disabilities Services segment profit for the six months ended June 30, 2001 includes a special charge of approximately $1.6 million related to the cessation of certain operations in Tennessee.

Note 5. Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. In addition, Statement 142 provides that intangible assets with definite lives should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. We adopted the provisions of Statement 141 upon its issuance in July 2001 and the provisions of Statement 142 effective January 1, 2002. No impairment loss was recognized as a result of the transitional impairment tests required under Statement 142 as of January 1, 2002.

     A summary of changes to goodwill during the year follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total

		(in thousands)
Balance at January 1, 2002	$194,915	$9,442	$7,589	$211,946
Goodwill added through acquisitions	4,727	—	—	4,727

Balance at June 30, 2002	$199,642	$9,442	$7,589	$216,673

     Intangible assets are as follows:

	June 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

(in thousands)
Covenants not to compete	$15,404	$9,468	$15,073	$8,478

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.

     Amortization expense for the six months ended June 30, 2002, was approximately $1.0 million. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	(in thousands)
2002	$1,683
2003	1,169
2004	757
2005	747
2006	692

     A reconciliation of net income and diluted earnings per share for the three-months and six-months ended June 30, 2001, as if we had adopted Statement 142 effective January 1, 2001, follows:

	Three Months Ended		Six Months Ended
	June 30, 2001		June 30, 2001

		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	per Share	Income	per Share

		(In thousands, except per share data)
As reported	$2,368	$0.10	$2,732	$0.11
Goodwill amortization	1,517	0.06	2,939	0.12

As adjusted	$3,885	$0.16	$5,671	$0.23

Note 6. Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We have elected to adopt Statement 145 during the second quarter of 2002. Adoption of this Statement resulted in classifying a pretax gain of approximately $251,000 on the redemption of a portion of our 6% convertible subordinated notes as other income in the accompanying Condensed Consolidated Statement of Income for the three months ended June 30, 2002. There were no such extinguishments during the first quarter of 2002.

     In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. As of this date, there have been no transactions to which Statement 146 would apply.

Note 7. Change in Estimate

     Effective January 1, 2002, we changed our accounting estimates related to depreciation of certain assets. The estimated useful lives of the assets associated with our billing and time and attendance systems were extended four years. Both of these systems are currently being deployed. The change was based on our expected useful lives of the respective systems. As a result of the change, net income for the three months and six months ended June 30, 2002 was increased by approximately $221,000, or $0.01 per diluted share.

Note 8. Contingencies

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

     In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contended that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. Our position was that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs. In July 2002, we were informed by plaintiff’s counsel that AISL had approved payment in the amount of approximately $171,000 to satisfy the entire judgment and approximately $114,000 to reimburse all attorneys’ fees and costs.

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

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we will appeal the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside trial counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Res-Care, Inc. receives revenues primarily from the delivery of residential, training, educational and support services to populations with special needs. All references in this Quarterly Report on Form 10-Q to “ResCare,” “we,” “our,” or “us” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. We have three reportable operating segments: (i) Disabilities Services, (ii) Youth Services and (iii) Training Services. Further information regarding each of these segments, including the disclosure of required segment financial information, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements. Effective in the first quarter of 2002, with a restructuring within the Youth Services division and the appointment of a separate president for the Job Corps unit and one for the other youth services business unit, we split the Youth Services reporting segment into two segments: (i) Training Services (consisting of Job Corps operations) and (ii) Youth Services (consisting of other youth services operations). Accordingly, beginning in 2002, we have three reportable segments.

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

     During June 2002, we redeemed $1.4 million of our 6% convertible subordinated notes. This redemption resulted in a pretax gain of approximately $251,000 which is included in other income in the consolidated statement of income.

     During July 2002, we renewed our insurance coverages related to workers’ compensation, general and professional liability, auto and property. Significant changes in our coverages include 1) an increase in our deductible for workers’ compensation from $500,000 per occurrence to $1 million, with no change in loss limits and 2) a change in our property coverage from a $403 million aggregate limit per year to a $50 million per occurrence limit, with no change in the per occurrence deductible. All other insurance programs were renewed with no changes in deductibles or loss limits. Additionally, in connection with the renewal, we were required to provide additional collateral of approximately $19.5 million (comprised of letters-of-credit of $14.5 million and a callable cash deposit of $5.0 million) for the projected claims payments by us under the terms of the policies plus a market adjustment for prior years.

     During July 2002, we completed transactions to redeem approximately $3.6 million of our 6% convertible subordinated notes. This redemption will result in a pretax gain of approximately $800,000 in the third quarter of 2002.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

		(In thousands)
Revenues
Disabilities Services	$183,554	$172,343	$361,395	$343,475
Training Services	35,551	34,206	70,626	67,672
Youth Services	14,580	14,498	28,074	29,623

Consolidated	$233,685	$221,047	$460,095	$440,770

Segment Profit as % of Revenue:
Disabilities Services	8.8%	7.9%	8.6%	6.9%
Training Services	11.0%	10.6%	10.8%	10.5%
Youth Services	4.2%	2.9%	5.0%	3.3%
Labor Cost as % of Revenue:
Disabilities Services	62.2%	62.8%	62.4%	62.9%
Training Services	51.3%	48.8%	51.6%	48.7%
Youth Services	61.0%	59.5%	59.4%	59.2%
Consolidated	62.6%	62.3%	62.8%	62.4%
EBITDA(1):
Disabilities Services	$18,084	$17,899	$35,307	$32,221
Training Services	3,908	3,690	7,619	7,283
Youth Services	940	831	2,053	1,792
Corporate and Other	(8,110)	(8,001)	(17,035)	(15,806)

Consolidated	$14,822	$14,419	$27,944	$25,490

EBITDAR(1):
Disabilities Services	$24,993	$23,974	$48,901	$44,469
Training Services	3,978	3,752	7,751	7,390
Youth Services	1,714	1,483	3,542	3,136
Corporate and Other	(7,795)	(7,684)	(16,409)	(15,177)

Consolidated	$22,890	$21,525	$43,785	$39,818

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDAR is defined as EBITDA before facility rent. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States of America, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States of America and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

     Consolidated revenues for the second quarter of 2002 were $233.7 million, or 6% over the same period in 2001. For the six months ended June 30, 2002, revenues were $460.1 million, a 4% increase over the same period for 2001. These increases are due primarily to a growth in census and increased services in our periodic in-home services business unit coupled with prior year rate increases in various states and the addition of 68 new homes during the first half of 2002. Revenues for the first half of 2001 include approximately $2.2 million related to certain operations in Tennessee which we exited in March 2001.

     Our consolidated operating income for the second quarter of 2002 as compared to the same period of 2001 was negatively impacted by increased insurance costs. Consolidated labor costs for the second quarter are up slightly from the year-earlier period due principally to increased costs in our Training Services division due primarily to increased census. However, our initiative to deploy the time and attendance system is showing preliminary positive results. Although consolidated labor costs increased, labor costs within the Disabilities Services division improved quarter over quarter due to improved management of worked hours.

     Consolidated operating income for the first six months and second quarter of 2002 was positively impacted by a pretax gain of approximately $251,000 realized on the extinguishment of debt during the second quarter, an arbitration award of approximately $285,000 and $221,000 resulting from changing our estimated useful lives of our billing and time and attendance systems. The consolidated results for the first six months of 2001 were negatively impacted by special charges. Operating income for the first six months of 2001 included a charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee, and the write-off of $134,000 in deferred debt issuance costs resulting from a previous credit agreement.

     As a percentage of total revenues, corporate general and administrative expenses for the second quarter and six months ended June 30, 2002, were 3.6% and 3.7%, respectively. For the same periods in 2001, these expenses were 3.6% and 3.5%, respectively. The relative increase in the first half of 2002 over the same period in 2001 was due primarily to expanding the management infrastructure at the end of the first quarter of 2001 and costs related to our strategic projects initiated during 2001. These were partly offset by the arbitration settlement of approximately $285,000 discussed above.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (Statement) No. 142 and are no longer amortizing goodwill. Net income for the second quarter and six months ended June 30, 2001 includes goodwill amortization of $2.0 million, ($1.5 million net of tax, or $0.06 per share) and $4.0 million, ($2.9 million, net of tax, or $0.12 per share), respectively.

     Net interest expense was $6.1 million in the second quarter of 2002 compared to $4.8 million for the same period in 2001. For the six months ended June 30, net interest expense was $12.2 million and $9.8 million for 2002 and 2001, respectively. This increase resulted primarily from the issuance of the $150 million senior notes in November 2001, which was used in part to reduce borrowings under our previous credit facility, combined with a higher average interest rate in 2002 (9.0%) compared with 2001 (7.5%).

     Our effective income tax rates were 37.5% and 43.1% for the second quarter of 2002 and 2001, respectively. The lower estimated annual rate of 37.5% in 2002 is primarily a result of the elimination of nondeductible goodwill amortization.

     Disabilities Services

     Results for the Disabilities Services segment for the second quarter and the six months ended June 30, 2002 as compared to the same periods in 2001 were impacted by the revenue growth and favorable labor trends described above. Revenues increased by 6.5% to $183.6 million for the second quarter of 2002 and by 5.2% to $361.4 million for the six months ended June 30, 2002 compared to the same periods in 2001, due primarily to a growth in census and increased services in our periodic in-home services business unit coupled with prior year rate increases in various states and the new homes discussed above, offset by the loss of revenue resulting from our exit from Tennessee. Segment profit, EBITDA and EBITDAR for the quarter were positively impacted by improved labor costs as a percent of revenue and other controllable expenses, offset somewhat by increased insurance costs.

     During the first half of 2002, we completed a transaction to acquire operations we had previously operated under a management contract. Consideration for the acquisition totaled approximately $10 million, including $9.9 million of debt forgiven and $100,000 in cash. As a result of the transaction, we recorded trade accounts receivable with a fair value of approximately $4.7 million and goodwill of approximately $4.6 million, as well as other assets and liabilities.

     Training Services

     Training Services revenues increased by 4% for both the second quarter and the first half of 2002, compared to the same periods in 2001, primarily from improved census at many of our centers. This also resulted in increases in segment profit, EBITDA and EBITDAR for the second quarter and first half of 2002 compared to 2001.

     Youth Services

     Youth Services revenues increased 1% for the second quarter of 2002 and decreased 5% in the first half of 2002 compared to the same periods in 2001. The decrease in revenues during the first half of 2002 was due primarily from reduced census at certain operations and the closure of an operation in Puerto Rico, offset somewhat by the addition of a new contract. This decrease in revenues, offset somewhat by operating efficiencies, resulted in increased EBITDA, EBITDAR and segment profit as a percent of revenue.

Financial Condition

     Total assets increased approximately 3% from the prior year end. The increase is due primarily to the acquisition described above and revenue growth. The acquisition contributed to an increase in accounts receivable of approximately $4.7 million and goodwill of approximately $4.6 million, offset by a decrease in other assets due to the forgiveness of debt. Revenue growth and improved operating results contributed to an increase in accounts receivable and cash.

     Accrued expenses increased due primarily to the increases in our insurance reserves.

Liquidity and Capital Resources

     For the first half of 2002, cash provided by operating activities was $11.7 million compared to cash used of $5.3 million for the same period of 2001. This increase was primarily related to higher profitability and increased insurance reserve balances in 2002 as compared to 2001. Additionally, the higher operating cash flow is a result of the rate of increase in accounts receivable during the second quarter of

2002 that was approximately $6.6 million less than the increase during the same period in 2001. The cash flow increase was offset to some extent by a decrease in accounts payable in 2002 which was higher than that of 2001 principally due to timing of payments.

     For the first half of 2002, cash used in investing activities was $6.1 million compared to cash provided of $18.5 million in the same period of 2001, due principally to increased maintenance capital expenditures during 2002 and sale and leaseback transactions completed during 2001.

     For the first half of 2002, cash used in financing activities was $0.7 million compared to $38.4 million in the same period of 2001. The first half of 2001 included the use of proceeds from sale and leaseback transactions to pay down the revolving credit facility.

     Days revenue in accounts receivable were 56 days at June 30, 2002, compared to 53 days at December 31, 2001. Accounts receivable were $142.5 million and $132.2 million at June 30, 2002 and December 31, 2001, respectively. Approximately $4.7 million of the increase in the balance is attributable to the first quarter 2002 acquisition and revenue growth as described previously. We continue to expand implementation of a comprehensive accounts receivable/billing system, which is expected to facilitate improvements in collections. Approximately 96% of our Disabilities Services operations are currently utilizing the new system with the remainder of the targeted operations expected to be completed by September 30, 2002.

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

     On November 15, 2001, we completed the issuance of $150 million of 10.625% senior notes due November 2008. The senior notes contain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter into sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law or administrative agency.

     As of June 30, 2002, we had no borrowings under our credit facility. There are outstanding letters-of-credit of approximately $29.7 million. Therefore, as of June 30, 2002, in addition to cash and cash equivalents of $63.9 million, we had approximately $50.3 million available under the credit facility. Additionally, as discussed above, in July 2002 we were required to provide additional collateral in the form of letters-of-credit of $14.5 million and cash of $5.0 million in connection with the renewal of our insurance programs. The credit facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. Our ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility. Based on current projections, we believe it is possible that we will not maintain the minimum ratio of EBITDA to consolidated interest expense as of September 30, 2002. However, we believe, based on discussions with our lenders, that it is probable that the credit agreement will be amended prior to that date and that we will be in compliance with our financial covenants as of September 30, 2002.

     We believe cash generated from operations and amounts remaining available under our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments as of June 30, 2002 follows (in thousands):

Contractual Obligations		Payments due by Period Twelve months ending June 30,

	Total	2003	2004	2005	2006	Thereafter

Long-Term Debt	$263,790	$718	$26	$110,596	$16	$152,434

Capital Lease Obligations	4,243	1,153	679	365	278	1,768

Operating Leases	137,531	17,186	20,099	17,232	14,154	68,860

Total Contractual Cash Obligations	$405,564	$19,057	$20,804	$128,193	$14,448	$223,062

		Amount of Commitments Expiration Per Period Twelve months ending June 30,

Other Commercial Commitments	Total Amounts Committed	2003	2004	2005	2006	Thereafter

Standby Letters of Credit	$29,707	$29,707	—	—	—	—

Critical Accounting Policies

     Refer to Page 27 of our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of our critical accounting policies. There have been no changes to our critical accounting policies since December 31, 2001.

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

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demands for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing, developmental disabilities eligibility and service authorization procedures are often complicated and burdensome. Delays in timely payment can result from inability or problems in securing necessary eligibility documentation or in delivering service authorization paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies set reimbursement rates, interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program for 2002 and 2001 provides for higher deductibles, lower claims limits and higher self-insurance retention levels than in previous years. These programs have been renewed as of July 1, 2002 with some changes from our programs in place for the 2001/2002 policy year. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. This program remained unchanged with our renewal. In years before 2001, this program generally provided coverage after a deductible of $10,000 per occurrence and claims limits of $1 million per occurrence up to a $3 million annual aggregate limit, plus varying amounts of excess coverage. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits, as compared to a $500,000 deductible per occurrence under the previous policy. Property insurance coverage provides for a $100,000 per occurrence deductible, a $50 million per occurrence loss limit and no aggregate loss limit, as compared to a previous program of the same deductible, no per occurrence limit and a $403 million aggregate loss limit. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

     The collection of accounts receivable is among our most significant management challenges and requires continual focus and involvement by members of our senior management team. Many of our accounts receivable controls have previously been managed through manual procedures, so we have expended significant effort and resources to implement a new accounts receivable/billing system. The limitations of state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new systems. We must maintain or improve our controls and procedures for managing our accounts receivable billing and collection activities to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

     Financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently managing labor costs. We have almost completed implementing a comprehensive billing and collections system and are about midway through the implementation of an automated time and attendance system. We believe these systems will improve the management of these functions, improve collections experience, and reduce operating expenses. Financial results and condition may be adversely affected if we do not realize the anticipated benefits from the investment in these new systems or if we encounter delays or errors during implementation.

     The ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants contained in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

     We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of facilities, the quality of service, the revenues received for services, and reimbursement for the cost of services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. Furthermore, future regulation or legislation affecting programs may require us to change operations significantly or incur increased costs.

     Our success in obtaining new contracts and renewals of existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for persons with developmental disabilities and their families, and the public. We also rely on government entities to refer clients to our facilities and programs. Negative publicity, changes in public perception, the actions of consumers under our care or investigations with respect to our industry, operations or policies could increase government scrutiny, increase compliance costs, hinder our ability to obtain or retain contracts, reduce referrals, discourage privatization of facilities and programs, and discourage clients from using our services. Any of these events could have a material adverse effect on our financial results and condition.

     Management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by clients or other persons for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money in damages or penalties arising from these legal proceedings and some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on business, results of operations, financial condition and ability to satisfy obligations under indebtedness.

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid Assistance Program, Title XIX of the Social Security Act programs. Our revenues, therefore, are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase (and possibly to decrease) appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss or reduction of reimbursement under our contracts in states where we have significant operations could have a material adverse effect on operations.

Impact of Recently Issued Accounting Standards

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We have elected to adopt Statement 145 during the second quarter of 2002. Adoption of this Statement resulted in classifying a gain of approximately $251,000 on the redemption of a portion of our 6% convertible subordinated notes as other income in the accompanying Condensed Consolidated Statement of Income for the three months ended June 30, 2002. There were no such extinguishments during the first quarter of 2002.

     In July 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. As of this date, there have been no transactions to which Statement 146 would apply.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At June 30, 2002 and December 31, 2001, we had variable rate debt outstanding of approximately $2.3 million. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change as we utilize our credit facility in 2002.

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

     In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contended that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. Our position was that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs. In July 2002, we were informed by plaintiff’s counsel that AISL had approved payment in the amount of approximately $171,000 to satisfy the entire judgment and approximately $114,000 to reimburse all attorneys’ fees and costs.

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

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we will appeal the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside trial counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The regular meeting of shareholders of Res-Care, Inc. was held in Louisville, Kentucky on June 25, 2002. Represented at the meeting, either in person or by proxy, were 22,792,093 voting shares out of a total of 24,417,086 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

     (b)  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees as listed in the proxy statement.

     (c)  Two proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of three directors in Class I to serve terms as follows:

Class I (3-year term)
Michael J. Foster
Olivia F. Kirtley
Vincent D. Pettinelli

NOMINEE	FOR	WITHHELD

Michael J. Foster	22,579,695	212,398
Olivia F. Kirtley	22,581,595	210,498
Vincent D. Pettinelli	22,570,520	221,573

2.	To approve the proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002:

Votes for Proposal	22,616,563
Votes Against Proposal	162,674
Votes Abstaining	12,556

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 14, 2002	By: /s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

Date:	August 14, 2002	By: /s/ L. Bryan Shaul

L. Bryan Shaul
Executive Vice President of Finance &
Administration and Chief Financial Officer