Form 10-Q
period 2002-09-30
RES CARE INC /KY/
filed 2002-11-15
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No        .

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2002, was 24,418,336.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	2

	Condensed Consolidated Statements of Income – Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements – September 30, 2002	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30	December 31
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$55,140	$58,997

Short-term investments	3,636	—

Accounts and notes receivable, net	147,785	132,181

Refundable income taxes	275	698

Deferred income taxes	23,359	22,583

Prepaid expenses and other current assets	15,903	12,459

Total current assets	246,098	226,918

Property and equipment, net	57,549	58,779

Goodwill, net	216,966	211,946

Other assets	32,263	37,293

	$552,876	$534,936

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$29,962	$31,731

Current portion of long-term debt	1,741	1,697

Accrued expenses	65,512	50,613

Total current liabilities	97,215	84,041

Long-term liabilities	6,505	7,481

Long-term debt	261,497	268,014

Deferred income taxes	3,415	1,271

Total liabilities	368,632	360,807

Commitments and contingencies

Shareholders’ equity:

Preferred shares	—	—

Common stock	47,904	47,870

Additional paid-in capital	29,586	29,280

Retained earnings	106,754	96,979

Total shareholders’ equity	184,244	174,129

	$552,876	$534,936

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues	$236,629	$224,759	$696,724	$665,529

Facility and program expenses	213,856	201,684	629,087	599,604

Facility and program contribution	22,773	23,075	67,637	65,925

Operating expenses (income):

Corporate general and administrative	9,264	8,182	26,487	23,723

Depreciation and amortization	2,964	5,186	8,983	16,038

Special charges	—	—	—	1,729

Other income	(1,071)	(924)	(1,373)	(834)

Total operating expenses	11,157	12,444	34,097	40,656

Operating income	11,616	10,631	33,540	25,269

Interest expense, net	6,084	4,383	18,266	14,187

Income before income taxes	5,532	6,248	15,274	11,082

Income tax expense	1,846	2,718	5,499	4,821

Net income	$3,686	$3,530	$9,775	$6,261

Basic and diluted earnings per share	$0.15	$0.14	$0.40	$0.26

Weighted average number of common shares:

Basic	24,418	24,365	24,406	24,351

Diluted	24,464	24,733	24,614	24,474

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Cash provided by operating activities	$15,754	$7,639

Cash flows from investing activities:

Purchases of property and equipment	(10,314)	(7,044)

Purchase of short-term investments	(3,636)	—

Acquisitions of businesses, net of cash acquired	(272)	—

Proceeds from sales of assets	341	25,629

Cash (used in) provided by investing activities	(13,881)	18,585

Cash flows from financing activities:

Net repayments under credit facility with banks	—	(47,774)

Repayments of long-term debt	(5,949)	(3,088)

Proceeds received from exercise of stock options	219	330

Cash used in financing activities	(5,730)	(50,532)

Decrease in cash and cash equivalents	$(3,857)	$(24,308)

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to those with developmental and other disabilities and young people with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying unaudited condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

     For further information, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2001.

Note 2. Long-term Debt

     Long-term debt consists of the following:

	September 30	December 31
	2002	2001

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000

6% convertible subordinated notes due 2004, net of unamortized discount of $847 and $1,480 in 2002 and 2001	90,504	96,147

5.9% convertible subordinated notes due 2005	15,613	15,613

Obligations under capital leases	3,913	4,501

Notes payable and other	3,208	3,450

	263,238	269,711

Less current portion	1,741	1,697

	$261,497	$268,014

     On November 14, 2002, our $80 million credit facility was amended. The amendment contains a waiver of a technical violation at September 30, 2002 of the financial covenant contained in the previous agreement requiring a minimum ratio of consolidated EBITDA to consolidated interest expense. The amendment revises each of the financial covenants contained in the credit agreement and includes changes in the interest rates charged on any borrowings. Interest rates under the amended agreement are based on margins over LIBOR and vary based on our ratio of total net funded debt to consolidated EBITDA. The borrowing margin will increase by 25 basis points as a result of this amendment. Additionally, the amendment allows for certain acquisitions and dispositions. There are outstanding letters-of-credit of approximately $43.6 million issued under the credit facility. There are no borrowings against the credit facility at September 30, 2002.

     During the third quarter of 2002, we completed transactions to redeem approximately $4.6 million of our 6% convertible subordinated notes, resulting in a pretax gain of approximately $1.0 million. During the nine months ended September 30, 2002, we redeemed $6.0 million of our 6% convertible notes for a gain of approximately $1.3 million. The gains are included in other income in the accompanying condensed consolidated statement of income.

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$3,686	$3,530	$9,775	$6,261

Weighted average number of common shares used in basic earnings per share	24,418	24,365	24,406	24,351

Effect of dilutive securities:

Stock options	46	368	208	123

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	24,464	24,733	24,614	24,474

Basic earnings per share	$0.15	$0.14	$0.40	$0.26

Diluted earnings per share	$0.15	$0.14	$0.40	$0.26

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands)
Convertible subordinated notes	5,567	6,574	5,709	6,574

Stock options	2,172	1,670	1,809	2,198

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

	Disabilities	Training	Youth	All	Consolidated
	Services	Services	Services	Other	Totals

Quarter ended September 30:	(In thousands)

2002

Revenues	$185,948	$36,590	$14,091	$—	$236,629

Segment profit(1)	16,362	3,846	407	(8,999)	11,616

2001

Revenues	$176,125	$34,181	$14,453	$—	$224,759

Segment profit(1) (2)	15,456	3,500	414	(8,739)	10,631

Nine months ended September 30:

2002

Revenues	$547,343	$107,216	$42,165	$—	$696,724

Segment profit(1)	47,613	11,465	1,811	(27,349)	33,540

2001

Revenues	$519,600	$101,853	$44,076	$—	$665,529

Segment profit(1) (2)	39,131	10,637	1,388	(25,887)	25,269

(1)	All Other segment profit is comprised of corporate general and administrative expenses and corporate depreciation and amortization. The All Other segment profit for the three months ended September 30, 2002 includes a gain on redemption of convertible notes of approximately $1.0 million and for the nine months ended September 30, 2002 includes a gain on redemption of convertible notes of approximately $1.3 million and a favorable arbitration award of approximately $0.3 million.

(2)	Segment profit for the Disabilities Services segment for the three- and nine-month periods ended September 30, 2001, includes income of approximately $0.8 million related to a bequest to us from an estate. Disabilities Services segment profit for the nine months ended September 30, 2001 includes a special charge of approximately $1.6 million related to the cessation of certain operations in Tennessee.

Note 5. Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Such test will be made on or before year end. In addition, Statement 142 provides that intangible assets with definite lives should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines. We adopted the provisions of Statement 141 upon its issuance in July 2001 and the provisions of Statement 142 effective January 1, 2002. No impairment loss was recognized as a result of the transitional impairment tests required under Statement 142 as of January 1, 2002.

     A summary of changes to goodwill during the year follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total

	(In thousands)
Balance at January 1, 2002	$194,915	$9,442	$7,589	$211,946

Goodwill added through acquisitions	5,020	—	—	5,020

Balance at September 30, 2002	$199,935	$9,442	$7,589	$216,966

     Intangible assets are as follows:

	September 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

(In thousands)
Covenants not to compete	$15,409	$9,882	$15,073	$8,478

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.

     Amortization expense for the nine months ended September 30, 2002, was approximately $1.4 million. Estimated amortization expense for the next five years is as follows:

Year Ending December 31,	(In thousands)

2002	$1,683

2003	1,170

2004	758

2005	748

2006	694

     A reconciliation of net income and diluted earnings per share for the three-months and nine-months ended September 30, 2001, as if we had adopted Statement 142 effective January 1, 2001, follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001		September 30, 2001

		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	per Share	Income	per Share

	(In thousands, except per share data)
As reported	$3,530	$0.14	$6,261	$0.26

Goodwill amortization	1,647	0.07	4,467	0.18

As adjusted	$5,177	$0.21	$10,728	$0.44

Note 6. Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We have elected to adopt Statement 145 during the second quarter of 2002. Adoption of this Statement resulted in classifying a pretax gain of approximately $1.3 million on the redemption of a portion of our 6% convertible subordinated notes as other income in the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2002.

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

Note 7. Changes in Estimates

     Effective January 1, 2002, we changed our accounting estimates related to depreciation of certain assets. The estimated useful lives of the assets associated with our billing and time and attendance systems were extended four years. The change was based on our expected useful lives of the respective systems. Both of these systems are currently being deployed. As a result of the change, net income for the nine-months ended September 30, 2002 was increased by approximately $338,000, or $0.01 per diluted share.

     During the third quarter of 2002, we revised the estimated annual effective tax rate for 2002 from 37.5% to 36.0%. The revision was made primarily as a result of changes in estimates of profitability in 2002. As a result of the change, net income for the three- and nine-months ended September 30, 2002 was increased by approximately $229,000, or $0.01 per diluted share.

Note 8. Contingencies

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits and that AISL waived any applicable exclusions for punitive damages. On November 23, 2001, a summary judgment was granted in favor of AISL, which was reduced to a final judgment on February 26, 2002. On March 8, 2002, we filed a motion for new trial and to alter judgment which is pending before the trial judge. In our opinion, after consulting with outside trial counsel and special counsel engaged to review the decision, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contended that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. Our position was that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs. In July 2002, we were informed by plaintiff’s counsel that AISL had approved payment in the amount of approximately $171,000 to satisfy the entire judgment and approximately $114,000 to reimburse all attorneys’ fees and costs. These amounts have been received.

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

     In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled in March 2002 has been rescheduled for December 9, 2002. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside trial counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in five Texas counties. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. During the third quarter, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. We are cooperating with the TAG in providing the requested documents and have engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the investigation with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response to the investigation, we do not believe the ultimate resolution of the investigation should have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in Cause No. 14763-BH01; William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Significant Developments in 2002

     On November 14, 2002, our $80 million credit facility was amended. The amendment contains a waiver of a technical violation at September 30, 2002 of the financial covenant contained in the previous agreement requiring a minimum ratio of consolidated EBITDA to consolidated interest expense. The amendment revises each of the financial covenants contained in the credit agreement and includes changes in the interest rates charged on any borrowings. Interest rates under the amended agreement are based on margins over LIBOR and vary based on our ratio of total net funded debt to consolidated EBITDA. The borrowing margin will increase by 25 basis points as a result of this amendment. Additionally, the amendment allows for certain acquisitions and dispositions. There are outstanding letters-of-credit of approximately $43.6 million issued under the credit facility. There are no borrowings against the credit facility at September 30, 2002.

     During July 2002, we renewed our insurance coverages related to workers’ compensation, general and professional liability, auto and property. Significant changes in our coverages include 1) an increase in our deductible for workers’ compensation from $500,000 per occurrence to $1 million, with no change in loss limits and 2) a change in our property coverage from a $403 million aggregate limit per year to a $50 million per occurrence limit, with no change in the per occurrence deductible. We believe these changes were appropriate after evaluating our loss experience in both the workers’ compensation and property programs and do not believe that such changes significantly increase our exposure to unfavorable outcomes. All other insurance programs were renewed with no changes in deductibles or loss limits. Additionally, in connection with the renewal, we were required to provide additional collateral of approximately $15.5 million (comprised of letters-of-credit of $10.5 million and a callable cash deposit of $5.0 million) for the projected claims payments by us under the terms of the policies plus a market adjustment for prior years.

     During the third quarter of 2002, we completed transactions to redeem approximately $4.6 million of our 6% convertible subordinated notes, resulting in a pretax gain of approximately $1.0 million. During the nine months ended September 30, 2002, we redeemed $6.0 million of our 6% convertible notes for a gain of approximately $1.3 million. The gains are included in other income in the accompanying condensed consolidated statement of income.

     During the third quarter of 2002, our mental health services subsidiary incurred operating losses of approximately $1.0 million. The subsidiary is a non-core operation that provides skills training to persons with severe mental illness in five Texas counties. The operating losses are due primarily to reductions in reimbursement rates that took effect at the beginning of 2002, costs associated with a regulatory investigation begun in June 2002, and subsequent census reductions. See “Legal Proceedings.” We expect to incur continued operating losses and legal costs during the fourth quarter of 2002; however, we are evaluating various options, including the possible sale or closure of this non-core operation.

     In October 2002, we signed a definitive agreement with Media, Pennsylvania-based ARBOR, Inc., a job training and placement company with operations in New York, New Jersey, Pennsylvania, Georgia and California, to purchase the assets of ARBOR’s Employment & Training Division (ARBOR E&T). The transaction is expected to close in the first quarter of 2003, subject to licensing and other approvals. Upon completion of the transaction, ARBOR E&T will become part of our Division for Training Services and is expected to generate approximately $20 million in annual revenue.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

	(In thousands, except for percentages)
Revenues

Disabilities Services	$185,948	$176,125	$547,343	$519,600

Training Services	36,590	34,181	107,216	101,853

Youth Services	14,091	14,453	42,165	44,076

Consolidated	$236,629	$224,759	$696,724	$665,529

Segment Profit as % of Revenue:

Disabilities Services	8.8%	8.8%	8.7%	7.5%

Training Services	10.5%	10.2%	10.7%	10.4%

Youth Services	2.9%	2.9%	4.3%	3.1%

Labor Cost as % of Revenue:

Disabilities Services	62.2%	62.1%	62.4%	62.5%

Training Services	52.4%	50.4%	51.8%	49.3%

Youth Services	61.8%	59.2%	60.2%	59.2%

Consolidated	62.5%	61.9%	62.7%	62.3%

EBITDA(1):

Disabilities Services	$18,290	$19,522	$53,597	$51,743

Training Services	3,846	3,573	11,465	10,856

Youth Services	685	836	2,738	2,628

Corporate and Other	(8,241)	(8,114)	(25,277)	(23,920)

Consolidated	$14,580	$15,817	$42,523	$41,307

EBITDAR(1):

Disabilities Services	$25,344	$26,223	$74,245	$70,692

Training Services	3,905	3,621	11,656	11,011

Youth Services	1,379	1,552	4,921	4,688

Corporate and Other	(7,897)	(7,802)	(24,306)	(22,979)

Consolidated	$22,731	$23,594	$66,516	$63,412

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDAR is defined as EBITDA before facility rent. EBITDA and EBITDAR are commonly used as analytical indicators within the health care industry, and also serve as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States of America, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States of America and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

     Consolidated revenues for the third quarter of 2002 were $236.6 million, or 5.3% over the same period in 2001. For the nine months ended September 30, 2002, revenues were $696.7 million, a 4.7% increase over the same period for 2001. These increases are due primarily to growth in census, increased services in our periodic in-home services business unit, prior year rate increases in various states effective mid-2001 and the addition of 108 new homes during the first nine months of 2002. Revenues for the first nine months of 2001 include approximately $2.2 million related to certain operations in Tennessee which we exited in March 2001.

     Our consolidated operating income for the third quarter of 2002 as compared to the same period of 2001 was negatively impacted by the operating losses incurred by the non-core business in Texas described above. This business represents less than 1% of the total revenues of the Disabilities Services division and incurred a loss of approximately $1.0 million, including legal expenses, for the quarter. The third quarter of 2002 was also negatively impacted by increased insurance costs of approximately $1.1 million compared to the same period in 2001. Consolidated labor costs for the third quarter are up from the year-earlier period due principally to increased costs for higher census in our Training Services division, as well as growth in our periodic in-home services in our Disabilities Services division which carries a higher labor cost as a percent of revenue. However, our initiative to deploy the time and attendance system is showing preliminary positive results. Consolidated operating income for the third quarter of 2002 was positively impacted by a pretax gain of approximately $1.0 million realized on the extinguishment of debt. The consolidated results for the third quarter of 2001 were favorably impacted by the recognition of a bequest of $0.8 million to one of our operations from the estate of a local resident. Both of these items are included in other income in the accompanying condensed consolidated statement of income.

     Consolidated operating income for the nine months ended September 30, 2002 was positively impacted by a pretax gain of approximately $1.3 million realized on the extinguishment of debt, an arbitration award of approximately $285,000 and a favorable adjustment of $338,000 resulting from changing our estimated useful lives of our billing and time and attendance systems. The consolidated results for the first nine months of 2001 were negatively impacted by a special charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee, and the write-off of $134,000 in deferred debt issuance costs resulting from a previous credit agreement.

     As a percentage of total revenues, corporate general and administrative expenses for the third quarter and nine months ended September 30, 2002, were 3.9% and 3.8%, respectively. For the same periods in 2001, these expenses were 3.6%. The relative increase in the first nine months of 2002 over the same period in 2001 was due primarily to expanding the management infrastructure at the end of the first quarter of 2001 and costs related to our strategic projects initiated during 2001. Additionally, we have incurred higher legal expenses during 2002. These were partly offset by the arbitration settlement of approximately $285,000 discussed above.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (Statement) No. 142 and are no longer amortizing goodwill. Net income for the third quarter and nine months ended September 30, 2001 includes goodwill amortization of $2.0 million, ($1.6 million net of tax, or $0.07 per share) and $6.0 million, ($4.5 million, net of tax, or $0.18 per share), respectively.

     Net interest expense was $6.1 million in the third quarter of 2002 compared to $4.4 million for the same period in 2001. For the nine months ended September 30, 2002, net interest expense was $18.3 million and $14.2 million for 2002 and 2001, respectively. This increase resulted primarily from the issuance of the $150 million senior notes in November 2001, which was used in part to reduce borrowings under our previous credit facility, combined with a higher average interest rate in 2002 (9.1%) compared with 2001 (7.7%).

     Our effective income tax rates were 33.4% and 43.5% for the third quarter of 2002 and 2001, respectively. The lower estimated annual rate of 36.0% in 2002 is primarily a result of the elimination of nondeductible goodwill amortization and of changes in estimates of profitability in 2002.

     Disabilities Services

     Results for the Disabilities Services segment for the third quarter and the nine months ended September 30, 2002 as compared to the same periods in 2001 were impacted by the growth in periodic in-home services, offset by the losses encountered by the non-core business in Texas described above. Revenues increased by 6% to $185.9 million for the third quarter of 2002 and by 5% to $547.3 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The increases are due primarily to growth in census, increased services in our periodic in-home services business unit, prior year rate increases effective mid-year 2001 in various states, and the new homes discussed above, offset by the loss of revenue resulting from our exit from Tennessee in March 2001. Segment profit, EBITDA and EBITDAR for the quarter were negatively impacted by the losses in the non-core business described above, as well as increased insurance costs.

     Effective January 1, 2002, we completed a transaction to acquire operations we had previously operated under a management contract. Consideration for the acquisition totaled approximately $10 million, including $9.9 million of debt forgiven and $100,000 in cash. As a result of the transaction, we recorded trade accounts receivable with a fair value of approximately $4.7 million and goodwill of approximately $4.6 million, as well as other assets and liabilities.

     Training Services

     Training Services revenues increased by 7% to $36.6 million for the third quarter of 2002 and by 5% to $107.2 million for the first nine months of 2002, compared to the same periods in 2001, primarily from improved census at many of our Job Corps centers. This also resulted in increases in segment profit, EBITDA and EBITDAR for the third quarter and first nine months of 2002 compared to 2001.

     Youth Services

     Youth Services revenues decreased 3% to $14.1 million for the third quarter of 2002 and 4% to $42.2 million in the first nine months of 2002 compared to the same periods in 2001. The decrease in revenues was due primarily from reduced census at certain operations where states have referred fewer juveniles in response to budgetary pressures and the closure of an operation in Puerto Rico effective January 1, 2002, offset to some degree by the addition of a new contract.

     We believe the operating results for the Youth Services segment for the third quarter of 2002 reflect a temporary decline in the market for these services. We will continue to monitor the operating performance of this segment of our business and determine the impact, if any, on the recoverability of our assets. As of September 30, 2002, Youth Services had total assets of approximately $35 million, which includes goodwill of approximately $9 million and fixed assets of approximately $9 million.

Financial Condition

     Total assets increased approximately 3% from the prior year end. The increase is due primarily to the acquisition described above and revenue growth. The acquisition contributed to an increase in accounts receivable of approximately $4.7 million and goodwill of approximately $4.6 million, offset by a decrease in other assets due to the forgiveness of debt. Revenue growth contributed to an increase in accounts receivable.

     Accrued expenses increased due primarily to the increases in our insurance reserves and the timing of payment of interest and wage-related costs.

Liquidity and Capital Resources

     For the first nine months of 2002, cash provided by operating activities was $15.8 million compared to $7.6 million for the same period of 2001. This increase was primarily related to higher profitability and increased insurance reserve balances in 2002 as compared to 2001. Additionally, the higher operating cash flow is a result of a reduction in the rate of increase in accounts receivable during the first nine months of 2002 compared to the same period in 2001. The cash increase was offset to some extent by a decrease in accounts payable in 2002 compared to an increase in 2001 principally due to timing of payments.

     For the first nine months of 2002, cash used in investing activities was $13.9 million compared to cash provided of $18.6 million in the same period of 2001, due principally to increased maintenance capital expenditures during 2002 and sale and leaseback transactions completed during 2001.

     For the first nine months of 2002, cash used in financing activities was $5.7 million compared to $50.5 million in the same period of 2001. The first nine months of 2001 included the use of proceeds from sale and leaseback transactions to pay down the revolving credit facility.

     Days revenue in accounts receivable were 58 days at September 30, 2002, compared to 53 days at December 31, 2001. Accounts receivable were $147.8 million and $132.2 million at September 30, 2002 and December 31, 2001, respectively. Approximately $4.7 million of the increase in the balance is attributable to the first quarter 2002 acquisition described above and the balance is due to revenue growth as described previously. We continue to expand implementation of a comprehensive accounts receivable/billing system, which is expected to facilitate improvements in collections. Approximately 99% of our Disabilities Services operations are currently utilizing the new system. For 2000 and prior dates of service, collections are below expectations. While the states generally recognize the billings as valid claims, their funding has significantly deteriorated from the first quarter of 2002 and they are reluctant to process the prior claims for payment in the current economic environment. We are vigorously pursuing alternative collection efforts, as well as continuing to evaluate the full impact of this change in circumstances.

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

     On November 15, 2001, we completed the issuance of $150 million of 10.625% senior notes due November 2008. The senior notes contain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter into sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the senior note agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law or administrative agency.

     As of September 30, 2002, we had no borrowings under our $80.0 million credit facility. There are outstanding letters-of-credit of approximately $43.6 million. Therefore, as of September 30, 2002, in addition to cash, cash equivalents and short-term investments of $58.8 million, we had approximately $36.4 million available under the credit facility. The credit facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the credit facility places limits on the allowable amount of judgments or orders for the payment of money by a court of law. Our ability to achieve the thresholds provided for in the financial covenants is largely dependent upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility.

      On November 14, 2002, our $80 million credit facility was amended. The amendment contains a waiver of a technical violation at September 30, 2002 of the financial covenant contained in the previous agreement requiring a minimum ratio of consolidated EBITDA to consolidated interest expense. The proposed amendment revises each of the financial covenants contained in the credit agreement and includes changes in the interest rates charged on any borrowings. Interest rates under the amended agreement are based on margins over LIBOR and vary based on our ratio of total net funded debt to consolidated EBITDA. The borrowing margin will increase by 25 basis points as a result of this amendment. Additionally, the amendment allows for certain acquisitions and dispositions. There are outstanding letters-of-credit of approximately $43.6 million issued under the credit facility.

     We believe cash generated from operations and amounts remaining available under our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments as of September 30, 2002 follows (in thousands):

	Payments due by Period
Contractual Obligations	Twelve months ending September 30,

	Total	2003	2004	2005	2006	Thereafter

Long-term Debt	$259,325	$713	$25	$106,132	$17	$152,438
Capital Lease Obligations	3,913	1,024	623	287	284	1,695
Operating Leases	145,542	23,916	20,428	17,504	14,051	69,643

Total Contractual Cash Obligations	$408,780	$25,653	$21,076	$123,923	$14,352	$223,776

		Amount of Commitments Expiring Per Period
	Total	Twelve months ending September 30,
Other Commercial	Amounts
Commitments	Committed	2003	2004	2005	2006	Thereafter

Standby Letters of Credit	$43,620	$43,620	—	—	—	—

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

     Additionally, the maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services, our operating flexibility and ultimately our revenues and profitability. Media coverage of our industry, including operators of facilities and programs for persons with developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program for the 2002/2003 policy year provides for higher deductibles, lower claims limits and higher self-insurance retention levels than in previous years. These programs have been renewed as of July 1, 2002 with some changes from our programs in place for the 2001/2002 policy year. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. This program remained unchanged with our renewal. Prior to November 2000, this program generally provided coverage after a deductible of $10,000 per occurrence and claims limits of $1 million per occurrence up to a $3 million annual aggregate limit, plus varying amounts of excess coverage. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits, as compared to a $500,000 deductible per occurrence under the previous policy. Property insurance coverage provides for a $100,000 per occurrence deductible, a $50 million per occurrence loss limit and no aggregate loss limit, as compared to a previous program of the same deductible, no per occurrence limit and a $403 million aggregate loss limit. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

     Financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently managing labor costs. We have almost completed implementing a comprehensive billing and collections system and are about two-thirds through the implementation of an automated time and attendance system. We believe these systems will improve the management of these functions, improve collections experience, and reduce operating expenses. Financial results and condition may be adversely affected if we do not realize the anticipated benefits from the investment in these new systems or if we encounter delays or errors during implementation.

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

Impact of Recently Issued Accounting Standards

     In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement 145, gains and losses on extinguishments of debt are to be classified as income or loss from continuing operations rather than extraordinary items. Adoption of this Statement is required for fiscal years beginning after May 15, 2002. We adopted Statement 145 during the second quarter of 2002. Adoption of this Statement resulted in classifying a gain of approximately $1.3 million on the redemption of a portion of our 6% convertible subordinated notes as other income in the accompanying Condensed Consolidated Statement of Income for the nine months ended September 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At September 30, 2002 and December 31, 2001, we had variable rate debt outstanding of approximately $2.3 million. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change as we utilize our credit facility in 2002.

Item 4. Controls and Procedures

     Within the 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, ResCare management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors, that could significantly affect internal controls after the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits and that AISL waived any applicable exclusions for punitive damages. On November 23, 2001, a summary judgment was granted in favor of AISL, which was reduced to a final judgment on February 26, 2002. On March 8, 2002, we filed a motion for new trial and to alter judgment which is pending before the trial judge. In our opinion, after consulting with outside trial counsel and special counsel engaged to review the decision, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In October 2000, ResCare and one of our subsidiaries, Res-Care Florida, Inc., f/k/a Normal Life Florida, Inc., entered into an agreement with AISL to resolve through binding arbitration a dispute as to the amount of coverage available to settle a lawsuit that had previously been filed in Pinellas County Circuit Court, Florida and subsequently settled after we entered into the agreement. AISL contended that a portion of the settlement reached was comprised of punitive damages and, therefore, not the responsibility of AISL. Our position was that the settlement was an amount that a reasonable and prudent insurer would pay for the actual damages alleged and that AISL had opportunities to settle all claims within available coverage limits. Binding arbitration was held on January 15 and 16, 2002, and on February 14, 2002, a decision was entered in our favor stating that the underlying settlement was within the coverage limits of our policy and also awarding us attorney fees and costs. In July 2002, we were informed by plaintiff’s counsel that AISL had approved payment in the amount of approximately $171,000 to satisfy the entire judgment and approximately $114,000 to reimburse all attorneys’ fees and costs. These payments have been received.

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

     In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled in March 2002 has been rescheduled for December 9, 2002. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside trial counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in five Texas counties. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. During the third quarter, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. We are cooperating with the TAG in providing the requested documents and have engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the investigation with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response to the investigation, we do not believe the ultimate resolution of the investigation should have a material adverse effect on our financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in Cause No. 14763-BH01; William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits

		99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

of 2002.

		99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

of 2002.

	(b)	Reports on Form 8-K:

On August 14, 2002, we filed a Current Report on Form 8-K containing the certifications of Ronald G. Geary and L. Bryan Shaul, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

On November 8, 2002, we filed a Current Report on Form 8-K announcing our financial results for the third quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date:	November 14, 2002	By: /s/ Ronald G. Geary Ronald G. Geary Chairman, President and Chief Executive Officer

Date:	November 14, 2002	By: /s/ L. Bryan Shaul L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer

I, Ronald G. Geary, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Res-Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By: /s/ Ronald G. Geary Ronald G. Geary Chairman, President and Chief Executive Officer

I, L. Bryan Shaul, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Res-Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By: /s/ L. Bryan Shaul L. Bryan Shaul Executive Vice President Finance & Administration and Chief Financial Officer