Form 10-K
period 2002-12-31
RES CARE INC /KY/
filed 2003-03-27
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓ No ____.

As of February 28, 2003, there were 24,418,336 shares of the registrant’s common stock, no par value, outstanding. The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 28, 2002, was approximately $115,209,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for its 2003 annual meeting of shareholders are incorporated by reference into Part III.

PART I

ITEM 1. Business

General

     Res-Care, Inc. is a leading provider of residential, therapeutic, job training, educational and support services to populations with special needs, including persons with developmental and other disabilities, to youth with special needs and to adults who are experiencing barriers to employment. All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

     Our programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD) and disabilities caused by acquired brain injury (ABI), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders; including some who have entered the juvenile justice system. Because most of our MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, our MR/DD operations have experienced high occupancy rates. Occupancy rates in ABI and youth services operations are affected by shorter lengths of stay.

     Since January 2003, we provide services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees.

     At December 31, 2002, we provided services to approximately 28,900 persons with special needs in 32 states, Washington, D.C., Canada and Puerto Rico. At December 31, 2002, we provided services to approximately 19,800 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, and to approximately 7,400 disadvantaged youths in federally funded Job Corps centers and approximately 1,700 at-risk and troubled youths in juvenile treatment programs and facilities operated for state and local agencies.

Description of Services by Segment

     We have three reportable operating segments: (i) disabilities services, (ii) youth services and (iii) training services. Note 9 of the Notes to Consolidated Financial Statements includes additional information regarding each of these segments, including the disclosure of required financial information. The information in Note 9 is incorporated herein by reference and should be read in conjunction with this section.

     Disabilities Services

     We are the nation’s largest private provider of services for individuals with MR/DD. At December 31, 2002, we served approximately 19,800 individuals in 27 states, Washington, D.C., and Canada. Services are provided mainly in community-based homes operated by ResCare and in the homes of individuals with MR/DD. At December 31, 2002, approximately 94% of the disabilities services clients resided in community settings, either in group homes or in their own or their family’s homes. As of that date, we served approximately 5,300 clients in their family homes. Because most people with MR/DD require services over their entire lives and many states have extensive waiting lists of people requiring services, we have consistently experienced occupancy rates of at least 97% since 1996.

     We provide the following MR/DD services:

•	Periodic In-Home Services: These programs provide customized supports which enable people to live in or return to their homes. Hourly units of service are provided in response to an individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping. Services are provided for persons with developmental disabilities, physical disabilities,

Alzheimer’s disease and related disorders, spinal cord injuries, acquired brain injury, terminal illness and other needs.

•	Group Homes: Our typical group homes are family-style houses in the community where four to eight individuals live together. Well-trained staff provide 24-hour supervision and support. Residents are encouraged to take responsibility for their home, health and hygiene. They are also encouraged to actively take part in community functions.

•	Supported Living: Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of support each week, or they may require services 24 hours a day.

•	Residential Facilities: Our residential facilities serve 10 or more individuals in campus-style settings. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational and Day Activity Programs: These programs offer people with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational programs contract with local industries to provide short- or long-term work. Day activity programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.

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

Social Skills Training. Social skills training focuses on problem solving, anger management and adaptive skills to enable persons with disabilities to interact with others in the residential setting and in their community. We emphasize contact with the community at large as appropriate for each individual. The desired outcome is to enable each person to participate in home, family and community life as fully as possible.

Many individuals with developmental and other disabilities require behavioral intervention services. We provide these services through psychiatrists, psychologists and behavioral specialists, most of whom serve as consultants on a contract basis. All operations utilize a non-aversive approach to behavior management which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Whenever possible, the interdisciplinary team and direct support staff employ behavior management techniques rather than psychotropic medications to modify behavior, the goal being to minimize the use of medications whenever possible. When indicated, medications are administered in strict compliance with all applicable regulations.

Functional Skills Training. Functional skills training program encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

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

     Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state, and service type, and have historically been based on a flat-rate system, cost-based reimbursement system, on a per person per diem, or on a unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated. Under certain management contracts, we are paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies with respect to Medicaid contracts.

     Youth Services

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

     Training Services

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

     We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several civilian conservation centers not operated by us. These civilian conservation centers are very similar to Job Corps centers, although funding for the program is provided through state agencies from the Department of Interior.

Operations

     Disabilities Services

     Disabilities Services operations are organized under six geographic regions for MR/DD services, along with separate business units for Periodic Services and ABI operations. In general, each cluster of group homes, supported living program or larger facility is overseen by an executive director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives is monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

     Our direct service staff has the most frequent contact with, and generally are recruited from, the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.

     The provision of disabilities services is subject to complex and substantial state and federal regulations and we strive to ensure that our internal controls and reporting systems comply with Medicaid and other program requirements, policies and guidelines. We design and implement programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Under the direction of our chief compliance officer, management and staff keep current with new laws, regulations and policy directives affecting the quality and reimbursement of the services provided.

     We have developed a model of ongoing program evaluation and quality management which we believe provides critical feedback to measure the quality of our various operations. Each operation conducts its own quality assurance program using the ResCare Best in Class (BIC) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. We believe the BIC system is a vital management tool to evaluate the quality of our programs and has been useful as a marketing tool to promote our programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. All Disabilities Services senior staff participate in a performance-based management system which evaluates individual performance based on critical job function outcomes. Additionally, we demonstrate our commitment to the professional development of our employees by offering classes and training programs, as well as tuition reimbursement benefits.

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

     Training Services

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

Contracts

     State Contracts. We participate under contracts that are regulated by federal and state agencies as a provider of services in the Medicaid Assistance Program, Title XIX of the Social Security Act (Medicaid). Although the contracts generally have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and pertinent state Medicaid Assistance programs. Pursuant to provider agreements, we agree to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of ResCare, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on a flat-rate system, cost-based reimbursement system, on a per person per diem, or on a unit-of-service basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements.”

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

     We operate 15 Job Corps centers under twelve separate contracts with the DOL. Of the five-year periods covered by our Job Corps contracts, two expire in 2003, three in 2004, five in 2005, one in 2006 and one in 2007. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

     We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several civilian conservation centers not operated by us.

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

     Our Chief Development Officer directs our marketing efforts for disabilities services and youth services. Responsibility for marketing activities also extends to other officers of our company and subsidiaries. Marketing activities are reviewed on a regular basis by senior management.

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

Customers

     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2002, we derived 11% of our revenues under contracts for MR/DD services in Texas and 16% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

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

     The youth services business in which we engage is one that other entities may easily enter without substantial capital investment or experience in management of education or treatment facilities. In addition, certain not-for-profit entities may offer education and treatment programs at a lower cost than we do in part due to government subsidies, foundation grants, tax deductible contributions or other financial resources not available to for-profit companies.

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

Government Regulation and Reimbursement

     Our operations are subject to compliance with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:

     Funding Levels. Federal and state funding for our disabilities services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state trade associations, may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate-setting structures, state budgets, methodologies or interpretations that may be proposed or under consideration in states where we operate.

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

     Licensure. In addition to the requirements to be met by our company for participation in the Medicaid program, our facilities and programs are usually subject to annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services. State licensing and other regulatory requirements vary by jurisdiction and are subject to change and interpretation.

     Regulatory Enforcement. From time to time, we receive notices from regulatory inspectors that, in their opinion, there are deficiencies for failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases, we and the reviewing agency agree upon the steps to be taken to address the deficiency, and from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain licensure. Serious deficiencies, or failure to comply with any regulatory agreement, may result in the assessment of fines or penalties and/or decertification or delicensure actions by the Center for Medicare and Medicaid Services or state regulatory agencies.

     Restrictions on Acquisitions and Additions. All states in which we currently operate have adopted laws or regulations which generally require that a state agency approve us as a provider, and many require a determination that a need exists prior to the addition of covered persons or services.

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

Information Systems

     We are continually focused on improving operations in order to improve quality and be cost efficient. We have substantially completed implementing an accounts receivable system, as well as an automated time and attendance management system.

•	Accounts Receivable System. As of February 28, 2003, we have substantially completed the installation of the system and have converted 99% of the historical information. This system enables us to streamline the billing process by automatically populating required data fields, removing many manual steps required to properly submit bills and therefore improve the timing and collection of accounts receivable. This system enables us to submit complete and accurate bills on a timely and frequent basis thereby reducing days sales outstanding and improving cash flow.

•	Time and Attendance Management System. As of February 28, 2003, we have approximately 70% of our employees using the system. The challenge of monitoring the worked labor hours and cost of our approximately 29,000 full-time and part-time employees as well as paid time off costs prompted us to automate our time and attendance processes. This system enables us to staff our facilities more efficiently and better manage these resources resulting in reduced overtime and the need for temporary staffing.

Insurance

     We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. Our program for professional and general liability coverages provided for a $250,000 deductible per occurrence and claims limits of $4.8 million per occurrence up to a $6.0 million annual aggregate limit in 2002. Property insurance coverages include a $100,000 deductible per occurrence. Additionally, the program for auto insurance provides for a deductible of $250,000 per occurrence and claim limits of $2.0 million per occurrence. We are self-insured above these limits. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence and claims up to statutory limits. All of our business insurance programs are due for renewal July 1, 2003. We currently anticipate cost increases of approximately 15% in the policy period beginning July 1, 2003 compared to 2002. We have implemented increased risk management initiatives and believe our insurance coverages and self-insurance reserves are adequate for our current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

     As of December 31, 2002, we employed approximately 29,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 1,200 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

     Approximately 800 of our employees were represented by a pair of collective bargaining agreements that expired in mid-2001. Since that time, we have attempted to negotiate a new agreement with the union, but negotiations to this point have not been successful. We are aware of various instances where unions have attempted to bring pressure upon a company during collective bargaining negotiations by engaging in negative publicity campaigns concerning company operations unrelated to the collective bargaining negotiations. The union representing these 800 workers is currently engaged in what we believe is such a campaign. Although we do not intend to be influenced in our negotiations by these union activities, we cannot predict what effect, if any, this publicity campaign will have on our operations.

Available Information

     ResCare files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (SEC). These reports are available at the SEC’s website at http://www.sec.gov. Our reports will not be available on our website at http://www.rescare.com until construction of our Investor Relations page on the website is completed. You may also obtain electronic or paper copies of our SEC reports free of charge by contacting our Communications Department, 10140 Linn Station Road, Louisville, Kentucky 40223, (telephone) 502-394-2100 or communications@rescare.com.

Item 2. Properties

     As of December 31, 2002, we owned approximately 85 properties and operated facilities and programs at approximately 1,600 leased properties. Other facilities and programs are operated under management contracts.

Item 3. Legal Proceedings

     From time to time, we or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment has been set aside and there are currently motions for summary judgment pending by both AISL and ResCare under consideration. If both motions are denied, it is likely the case would be sent for trial within the next year. Any decision adverse to ResCare would be appealed to the United States Court of Appeals for the Fifth Circuit. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, we filed a Declaratory Judgment action against AISL which is currently pending in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL has filed a motion to transfer this action to the District of Kansas. ResCare has vigorously resisted this motion and anticipates that it will be denied and the case will remain in Kentucky. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled in March 2002 and December 2002 has been postponed. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in Cause No. 14763-BH01; William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. Currently, both EduCare and Lexington have motions for summary judgment pending. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the owner of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is approximately $27 million, however, it appears the claims for compensatory damages may be duplicative. Omega has filed two motions for partial summary judgment which are pending before the Court and the case is currently set for trial in June 2003. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 28, 2003, we had approximately 3,900 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

     The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2002		2001

Quarter Ended	High	Low	High	Low

March 31	9.600	6.800	7.313	4.500
June 30	8.950	5.000	8.900	3.500
September 30	6.750	4.720	9.800	7.350
December 31	5.050	2.350	9.400	7.790

     We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data

     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

		Year Ended December 31

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Statement of Income (1):
Revenues (2)	$919,724	$885,715	$858,073	$816,867	$697,420
Operating income (3)	28,480	12,773	47,382	38,639	52,310
Income (loss) from continuing operations	2,676	(4,372)	14,176	9,736	22,932
Net income (loss) (4)	2,676	(4,372)	14,176	6,338	22,932
Basic earnings (loss) per share:
From continuing operations	$0.11	$(0.18)	$0.58	$0.40	$0.96
Net income (loss)	0.11	(0.18)	0.58	0.26	0.96
Diluted earnings (loss) per share:
From continuing operations	0.11	(0.18)	0.58	0.39	0.90
Net income (loss)	0.11	(0.18)	0.58	0.25	0.90
Other Financial Data (1):
EBITDA (5)	$40,342	$33,852	$69,690	$59,746	$70,871
EBITDA margin (5)	4.4%	3.8%	8.1%	7.3%	10.2%
EBITDAR (5)	$72,554	$63,644	$94,826	$85,545	$92,655
EBITDAR margin (5)	7.9%	7.2%	11.1%	10.5%	13.3%
Depreciation and amortization	$11,862	$21,079	$22,308	$21,107	$18,561
Facility rent (6)	32,212	29,792	25,136	25,799	21,784
Maintenance capital expenditures (7)	8,563	5,497	9,322	12,166	10,734
Selected Historical Ratios: (1) (5) (8) (9)
Ratio of EBITDAR to interest and facility rent	1.2x	1.3x	2.0x	1.9x	2.5x
Ratio of EBITDA to interest expense	1.5x	1.6x	3.0x	3.0x	4.6x
Ratio of total adjusted debt to EBITDAR	6.1x	8.0x	5.0x	5.8x	4.7x
Ratio of total debt to EBITDA	6.5x	8.0x	3.9x	4.9x	3.7x
Percentage of total debt to total capitalization	59.7%	60.8%	60.5%	64.1%	62.6%
Ratio of earnings to fixed charges	1.1x	0.8x	1.8x	1.7x	2.7x
Balance Sheet Data (1):
Working capital	$144,546	$142,877	$122,305	$102,141	$75,524
Total assets	546,612	534,936	536,771	523,131	493,793
Long-term obligations	261,123	268,014	269,164	285,039	251,682
Total debt, including capital leases	262,424	269,711	272,277	291,713	258,762
Shareholders’ equity	177,179	174,129	178,123	163,384	154,587
Operating Data (1):
Persons served:
Disabilities Services	19.8	17.8	16.6	15.9	12.0
Youth Services	1.7	2.1	2.4	2.2	2.0
Training Services	7.4	7.5	7.1	6.1	6.4

Total	28.9	27.4	26.1	24.2	20.4

(1)	In June 1999, we completed a merger with PeopleServe, Inc. The transaction was accounted for as a pooling-of-interests. Accordingly, our financial statements have been restated for all periods presented to include the financial condition and results of operations of PeopleServe. Operating data for years prior to merger has not been restated to reflect the operations of PeopleServe.

(2)	Effective January 1, 2002, revenues are reported net of provider and gross receipts taxes. The following amounts have been reclassified from facility and program expenses: 2002: $14.3 million; 2001: $9.5 million; 2000: $7.7 million; 1999: $7.6 million; 1998: $5.5 million.

(3)	Operating income for the year ended December 31, 2002 includes a charge of $14.8 million ($9.5 million net of tax, or $0.39 per share) related to a write off of accounts receivable in the fourth quarter. In addition, we recorded charges of $1.5 million ($1.0 million net of tax, or $0.04 per share) for costs associated with an investigation and closure of a portion of a non-core operation. Further, operating income for 2002 includes gains on the extinguishment of debt of $1.3 million ($0.8 million net of tax, or $0.03 per share). Operating income for the year ended December 31, 2001 includes a restructuring charge of approximately $1.6 million ($0.9 million net of tax, or $0.04 per share) for costs associated with the exit from Tennessee. In addition, we recorded a charge of $22.0 million ($13.2 million net of tax, or $0.54 per share) related to additional reserves for accounts receivable and insurance claims. Operating income for the year ended December 31, 2000 includes the following: (1) a charge of $1.8 million ($1.1 million net of tax, or $0.04 per share) related to the write-off of costs associated with the terminated management-led buyout, (2) a charge of $1.7 million ($1.0 million net of tax, or $0.04 per share) related to our 2000 restructuring plan and (3) a charge of $0.6 million for the settlement of a lawsuit. Operating income for 1999 includes the following: (1) an additional allowance for doubtful accounts of $8.0 million, (2) a charge of $2.5 million related to higher medical claims costs and (3) a charge of $20.5 million ($13.7 million net of tax, or $0.55 per share) recorded in connection with the PeopleServe merger.

(4)	Net income for 1999 includes a charge of $3.9 million ($0.16 per share) for the cumulative effect of the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999. Net income also includes a gain recognized on the sale of a discontinued operation of $0.5 million in 1999 ($0.02 per share).

(5)	EBITDA is defined as earnings from continuing operations before depreciation and amortization, net interest expense and income taxes. EBITDAR is defined as EBITDA before facility rent. EBITDA margin and EBITDAR margin are defined as EBITDA and EBITDAR, respectively, divided by total revenues. EBITDA and EBITDAR are commonly used as measures of leverage capacity and debt service ability. EBITDA and EBITDAR should not be considered as measures of financial performance under accounting principles generally accepted in the United States, and the items excluded from EBITDA and EBITDAR are significant components in understanding and assessing financial performance. EBITDA and EBITDAR should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and EBITDAR are not measurements determined in accordance with accounting principles generally accepted in the United States and are thus susceptible to varying calculations, EBITDA and EBITDAR as presented may not be comparable to other similarly titled measures of other companies.

A reconciliation of EBITDA to net income (loss) for each year follows:

	2002	2001	2000	1999	1998

			(Dollars in thousands)

EBITDA	$40,342	$33,852	$69,690	$59,746	$70,871
Less: Income taxes	(1,506)	1,916	(10,647)	(10,153)	(15,484)
Depreciation and amortization	(11,862)	(21,079)	(22,308)	(21,107)	(18,561)
Interest, net	(24,298)	(19,061)	(22,559)	(18,750)	(13,894)

Net income (loss) as reported	$2,676	$(4,372)	$14,176	$9,736	$22,932

(6)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(7)	Maintenance capital expenditures represent purchases of fixed assets excluding land, buildings, acquisitions of businesses and strategic project costs.

(8)	Total adjusted debt is defined as total debt plus annual facility rent times a multiple of eight.

(9)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We receive revenues primarily from the delivery of residential, training, educational and support services to populations with special needs. We have three reportable operating segments: (i) disabilities services; (ii) youth services and (iii) training services. Management’s discussion and analysis of each segment follows. Further information regarding each of these segments, including the disclosure of required segment financial information, is included in Note 9 of the Notes to Consolidated Financial Statements.

     Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state, and service type, and have historically been based on a flat-rate system, cost-based reimbursement system, on a per person per diem, or on a unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies with respect to Medicaid contracts.

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

     Our contract at the Earle C. Clements Job Corps Center in Morganfield, Kentucky expires on April 30, 2003 and was opened to bid in accordance with Job Corps rules. It is expected that the operation will be awarded to another contractor. Annual revenues from the Clements Center are approximately $28 million. Because of the potential for loss of the contract, we did not include the Clements Center operations after April 30, 2003 in preparing our 2003 operating plan and guidance. We do not believe the impact of the anticipated loss of the contract will have a material impact on the results of operations, financial condition or capital requirements for 2003.

     On March 24, 2003 we were awarded a new contract to operate the Tulsa Job Corps Center in Tulsa, Oklahoma effective June 1, 2003. Revenue is expected to be $7 million annually.

     In January 2003, we purchased the assets of the Education and Training division of Arbor, Inc. (Arbor E&T). Arbor E&T operates job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. Funded through more than 70 performance-based or fixed-fee contracts from local and state governments, Arbor E&T employs more than 375 staff, including counselors, trainers, career advisors, and job developers. Based in Media, Pennsylvania, Arbor operates 40 career centers in California, Georgia, New Jersey, New York, and Pennsylvania.

     Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states inconsistently and are usually retroactive to the beginning of the particular state’s fiscal reporting period. We expect that future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, in some cases states have revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. Additionally, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions or rate freezes and/or rate reductions. Current initiatives at the federal or state level may materially change the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate. Also, some states have considered initiating managed care plans for persons currently in Medicaid programs. At this time, we cannot determine the impact of such changes, or the effect of various federal initiatives that have been proposed.

     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models and state budgetary pressures. Our insurance costs and self-insured retention limits have risen in recent years, due in large part to the insurance market. We expect our insurance costs to rise approximately 15% in 2003.

Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Management has discussed the development and selection of our critical accounting policies with our Audit Committee.

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate (6% at December 31, 2002). These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known.

Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

Valuation of Long-lived Assets

     We regularly review the carrying value of certain long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no significant asset valuation losses during 2002, 2001 or 2000.

Goodwill and Intangible Assets

     We review costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets for impairment at least annually, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using comparative market multiples. As appropriate, discounted cash flows are used to corroborate comparative market multiple results.

Revenue Recognition

     Disabilities Services: Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or prior to the time services are rendered.

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the DOL.

     Youth Services: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

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

Results of Operations	Year Ended December 31
	2002	2001	2000

		(Dollars in thousands)
Revenues:
Disabilities Services	$717,335	$690,187	$672,906
Youth Services	55,975	58,874	61,295
Training Services	146,414	136,654	123,872

Consolidated	$919,724	$885,715	$858,073

Labor Cost as % of Revenue:
Disabilities Services	63.6%	63.1%	62.4%
Youth Services	59.7%	58.6%	57.4%
Training Services	51.9%	49.9%	48.0%
Consolidated	63.5%	62.2%	62.0%
Segment Profit:
Disabilities Services	$47,983	$35,470	$63,939
Youth Services	1,996	691	4,809
Training Services	15,367	14,192	13,544
Corporate and Other	(36,866)	(37,580)	(34,910)

Consolidated	$28,480	$12,773	$47,382

Segment Profit Margin:
Disabilities Services	6.7%	5.1%	9.5%
Youth Services	3.6%	1.2%	7.8%
Training Services	10.5%	10.4%	10.9%

     Consolidated

     Consolidated revenues for 2002 increased 4% over 2001, attributable primarily to growth in our periodic in-home services and opening 164 new homes. Revenues grew 3% in 2001 over 2000 resulting primarily from the expansion of existing programs. We expect to add a similar number of new homes in 2003 which should result in revenue growth for the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors,” below.

     Operating income increased to $28.5 million in 2002 from $12.8 million in 2001 due primarily to charges that were present in 2001 but not in 2002. Operating income for 2002 was positively impacted by a pretax gains of approximately $1.3 million realized on the extinguishment of debt, an arbitration award of approximately $285,000 and a favorable adjustment of $311,000 resulting from changing our estimated useful lives of our accounts receivable and time and attendance systems. Operating income for 2001 included goodwill amortization of $8.0 million, a charge of $6.5 million for workers’ compensation losses and special charges of $1.7 million, primarily related to the closure of certain operations, none of which were recorded in 2002. As a result of these charges, as well as a 2001 charge of $15.5 million for doubtful accounts receivable, 2001 operating income decreased $34.6 million from 2000. General and administrative expenses also increased significantly in 2001 over 2000 with the implementation of systems and management infrastructure.

     Our operating results for 2002 as compared to 2001 reflect continued cost pressures from a competitive labor market in certain regions. We continued several initiatives to manage these labor cost pressures, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. Additionally, we have substantially completed deployment of an automated time and attendance management system which will enable us to more efficiently staff our facilities and monitor staffing, resulting in reduced overtime and temporary staffing. Labor costs as a percentage of revenue increased in 2002 compared to 2001 as the effect of wage pass-throughs and growth in periodic in-home services increased that percentage.

     As a percentage of total revenues, corporate general and administrative expenses were 3.9% in 2002, 3.8% in 2001 and 3.3% in 2000. The increase in 2002 over 2001 and 2000 was due primarily to expanding the management infrastructure during 2001, and increased professional services costs and legal expenses.

     Depreciation and amortization decreased significantly in 2002 as compared to 2001 and 2000 as we no longer amortize goodwill. Goodwill amortization was $8.0 million and $8.1 million in 2001 and 2000, respectively.

     Interest expense increased $5.3 million in 2002 compared to 2001 and decreased $2.6 million in 2001 compared to 2000. The increase in 2002 compared to 2001 is due principally to a full year of interest on the senior notes issued in November 2001. The decrease in 2001 resulted primarily from lower levels of indebtedness under the previous credit facility during the year and lower interest rates, offset to some extent by indebtedness under the senior notes.

     Our effective income tax rates were 36.0%, 30.5% and 42.9% in 2002, 2001 and 2000, respectively. The effective tax rate in 2002 approximated the statutory rate considering the impact of state taxes and the benefit of jobs credits. The lower rate in 2001 is attributable to a reported loss combined with a fixed level of nondeductible goodwill amortization. Reduced earnings combined with a fixed level of nondeductible goodwill amortization negatively impacted the rate for 2000, offset to an extent by increased jobs tax credits.

     In our discussion below of each of the operating segments, we make reference to segment profit before specified items. We use segment profit before specified items as a key performance measure of our results of operations for purposes of evaluating performance internally. This is not a measure defined in GAAP and should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. A reconciliation of segment profit before specified items to segment profit determined in accordance with GAAP, as well as a summary of the specified items follows the discussion of results of operations (1).

     Disabilities Services

     Disabilities Services revenues increased by 4% in 2002 over 2001 compared to a 3% increase in 2001 over 2000. Revenues increased in 2002 from the addition of 164 new homes and growth in our periodic in-home services. Revenues increased in 2001 over 2000 due primarily to rate adjustments and the expansion of existing programs, offset by the loss of revenues from the cessation of certain operations in Tennessee in early 2001. Segment profit margin for this division increased from 5.1% in 2001 to 6.7% in 2002, due primarily to the effect of the workers’ compensation charge allocated to this division in 2001, offset by income of $0.8 million related to a bequest from an estate. This charge was also primarily attributable to the decline in segment profit margin for the division from 2000 to 2001. Before these specified items, segment profit margin was 8.9% in 2002, 9.2% in 2001 and 10.5% in 2000. The declines were principally due to higher insurance costs in 2002. In 2001, the decline was due also to higher labor costs, offset by improved margins on periodic in-home services.

     Youth Services

     Youth Services revenues decreased by 5% in 2002 over 2001 and 4% in 2001 over 2000, resulting primarily from reduced census at certain Youthtrack operations. Segment profit margin for this division increased from 1.2% in 2001 to 3.6% in 2002, due in part to the workers’ compensation charge allocated to this division in 2001, as well as the closure of under-performing programs during 2002. The workers’ compensation charge was also partially responsible for the decline in segment profit margin for the division from 2000 to 2001. Before these specified items, segment profit margin was 4.6% in 2002, 4.0% in 2001 and 7.3% in 2000. Segment profit margin before specified items declined significantly in 2001 from 2000 due to census issues throughout the division and labor cost pressures. Improved management and the closure of under-performing programs during 2002 resulted in increased margins before specified items in 2002 compared to 2001. During

2002, we experienced a decline in the number of persons served in our youth programs of approximately 400 youths. This was a result of the closure of certain underperforming programs and reduced placements from certain of the states in which we operate. We believe the reductions reflect the funding priorities of these states in response to budgetary pressures.

     Training Services

     Training Services revenues increased 7% in 2002 over 2001 and 10% in 2001 over 2000. Segment profit margin for this division remained stable at 10.5% in 2002 compared to 10.4% in 2001. Before the specified items discussed above, segment profit margin was 10.5% in 2002, 10.7% in 2001 and 11.0% in 2000.

(1)	Management uses segment profit before the specified items noted in the table below, among other standards, to measure operating performance. We have added this information because we believe it assists in understanding our results of operations on a comparative basis. This supplements, and is not intended to represent a measure of performance in accordance with disclosures required by GAAP. A reconciliation of segment profit before the specified items to segment profit as reported under GAAP follows. See the discussion below for an explanation of the items included in this table.

	Year Ended December 31
	2002	2001	2000

	(Dollars in thousands)
Segment profit, before specified items:
Disabilities Services	$63,643	$63,312	$70,977
Youth Services	2,572	2,379	5,495
Training Services	15,367	14,608	13,564
Corporate and Other	(38,139)	(35,904)	(30,568)

Consolidated	$43,443	$44,395	$59,468

Segment profit, as reported	$28,480	$12,773	$47,382
Specified items:
Provision for doubtful accounts receivable	14,764	15,500	—
Non-core operation costs	1,476	—	—
Gains on debt extinguishment	(1,277)	—	—
Workers’ compensation charge	—	6,500	—
Closure charge for Tennessee	—	1,595	—
Costs for terminated management led buyout	—	—	1,757
Restructuring costs	—	—	1,673
Settlement of lawsuit	—	—	600
Amortization of goodwill	—	8,027	8,056

Segment profit, before specified items	$43,443	$44,395	$59,468

     During the periods presented, we recorded the following items. These specified items are broken out in the table below to more clearly provide a basis for comparison between periods.

				Diluted
		Pre-tax	Net	Earnings
	Statement of Income	Income	Income	per Share
	Line Item Impacted	Impact	Impact	Impact

			(In thousands, except per share data)
Year Ended December 31, 2002:
Write-off of doubtful	Facility and program	$(14,764)	$(9,522)	$(0.39)
accounts receivable (1)	expenses
Costs associated with	Facility and program	(1,476)	(952)	(0.04)
non-core operation (2)	expenses
Gains on debt extinguishment (3)	Other income	1,277	823	0.04

		$(14,963)	$(9,651)	$(0.39)

Year Ended December 31, 2001:
Allowance for doubtful	Facility and program	$(15,500)	$(9,319)	$(0.38)
accounts receivable (4)	expenses
Accrual for workers’	Facility and program	(6,500)	(3,908)	(0.16)
compensation (5)	expenses
Amortization of goodwill (6)	Depreciation and	(8,027)	(6,262)	(0.26)
	amortization
Closure charge (7)	Special charges	(1,595)	(901)	(0.04)

		$(31,622)	$(20,390)	$(0.84)

Year Ended December 31, 2000:
Costs associated with terminated buyout (8)	Special charges	$(1,757)	$(1,028)	$(0.04)
Restructuring costs (9)	Special charges	(1,673)	(979)	(0.04)
Settlement of lawsuit (10)	Special charges	(600)	(409)	(0.02)
Amortization of goodwill (6)	Depreciation and	(8,056)	(6,294)	(0.26)
	amortization
		$(12,086)	$(8,710)	$(0.36)

(1)	-	The $14.8 million accounts receivable write-off in the fourth quarter eliminates substantially all trade receivables with dates of service 2000 and prior. We wrote-off the amounts after consideration of the deterioration in various states’ budgets and the resulting impact on opportunities for collection.

(2)	-	The non-core operation charge relates to costs associated with an investigation and closure of certain units of a non-core operation which provides skills training to persons with severe mental illness in five Texas counties. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. The charge includes amounts necessary to close the operations in two of the five counties and for legal fees incurred to respond to the inquiries discussed in the Legal Proceedings section.

(3)	-	During 2002, we completed transactions to redeem $6.0 million of the 6% convertible notes resulting in gains on extinguishment of debt of approximately $1.3 million.

(4)	-	In the fourth quarter of 2001, we recorded an additional provision for losses on accounts receivable of $15.5 million as a result of information obtained during the implementation of the new accounts receivable information system.

(5)	-	In the fourth quarter of 2001, we recorded an additional provision for insurance claims for workers’ compensation of $6.5 million based on studies of its experience.

(6)	-	Effective January 1, 2002, we adopted SFAS 142 and are no longer amortizing goodwill.

(7)	-	In the first quarter of 2001, we recorded a charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee.

(8)	-	During 2000, we recorded a charge of $1.8 million related to the write-off of costs associated with the terminated management-led buyout.

(9)	-	During 2000, we recorded a charge of $1.7 million related to our 2000 restructuring plan implemented in the third quarter of 2000.

(10)	-	During 2000, we recorded a charge of $0.6 million related to the settlement of a lawsuit.

Financial Condition

     Total assets increased 2% in 2002 as compared to 2001, with variances occurring in several accounts. Improved collections of accounts receivable contributed to increased cash. The write-off of accounts receivable resulted in a decrease in the net accounts receivable balances and an increase in refundable income taxes due to the tax benefit of these write-offs. Goodwill increased from the prior years as a result of acquisitions and other assets decreased due to a combination of cash collections and certain write-offs.

     Long-term debt decreased as a result of the redemption of a portion of the convertible subordinated notes.

Liquidity and Capital Resources

     During the year ended December 31, 2002, cash provided by operating activities was $36.0 million compared to $11.9 million for 2001 and $39.3 million for 2000. The increase in 2002 from 2001 was due primarily to higher profitability in 2002, a greater increase in accrued expenses than 2001, and less taxes paid in 2002 than 2001. Additionally, accounts receivable before the non-cash charge decreased year over year due to improved cash collections contributing to an increase in operating cash flow. The decrease in cash flow from operations in 2001 from 2000 was due primarily to a growth in accounts receivable due to revenue growth.

     Days revenue in net accounts receivable were 48 days at December 31, 2002, compared to 53 days at December 31, 2001 and 59 days at December 31, 2000. Net accounts receivable at December 31, 2002 decreased to $124.6 million, compared to $132.2 million at December 31, 2001 and $142.8 million at December 31, 2000. The improvement in 2002 over 2001 reflects the fourth quarter write-off of $14.8 million recorded in 2002 and improved collections. The decrease in these amounts in 2001 over 2000 was primarily related to the additional reserve recorded in 2001. Of the total net accounts receivable balance at December 31, 2002, approximately 3% is greater than 360 days.

     During the years ended December 31, 2002, cash used in investing activities was $16.1 million primarily for purchases of property and equipment, while in 2001 and 2000, cash provided by investing activities was $16.9 million and $6.7 million, respectively. Cash provided by investing activities in 2001 resulted primarily from the sale and leaseback of certain of our owned properties with cash proceeds of $26.3 million. Proceeds from these activities were being used primarily to pay down amounts owed under our previous credit facility.

     Financing activities for 2002 resulted in the use of cash amounting to $6.8 million, primarily related to the redemption of debt during the year. Financing activities used cash of $3.3 million in 2001 reflecting pay downs of the credit facility from the sale-leaseback proceeds and used cash of $19.7 million in 2000 to fund working capital needs.

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

     On November 15, 2002, we completed an amendment to our $80 million credit facility with National City Bank (NCB facility). The amendment revises the calculation of certain financial covenants. As of December 31, 2002, we had no borrowings under our $80 million credit facility with National City Bank (NCB facility) and outstanding letters-of-credit of approximately $39.7 million. As of December 31, 2002, in addition to cash and cash equivalents of $72.1 million, we had approximately $39.0 million available under the NCB facility. The NCB facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. We are in compliance with our debt covenants as of December 31, 2002. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     We believe sources of funds described above, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months. Our 6% convertible notes are due in December 2004. We are currently evaluating various sources of funds and strategies to repay these notes.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Twelve Months Ending December 31,

	Total	2003	2004	2005	2006	Thereafter

Long-Term Debt	$258,707	$329	$92,605	$15,628	$31	$150,114

Capital Lease Obligations	3,717	972	568	267	290	1,620

Operating Leases	148,450	26,310	21,125	17,656	13,679	69,680

Total Contractual Cash Obligations	$410,874	$27,611	$114,298	$33,551	$14,000	$221,414

		Amount of Commitments Expiring per Period
		Twelve Months Ending December 31,
Other Commercial	Total Amounts
Commitments	Committed	2003	2004	2005	2006	Thereafter

Standby Letters of Credit	$39,654	$39,654	—	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 32 states. For 2003, we anticipate an aggregate rate decrease of 0.5% for our Disabilities Services division.

     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, whether through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Our Job Corps contracts are re-bid, regardless of operating performance, every five years. We may not be successful in bidding for contracts to operate, or to continue operating, Job Corps centers. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result due to, among other reasons, documentation securing necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

     Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the effective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

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

     Media coverage of the industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general and us, in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program costs for 2002 and 2001 were higher than in previous years. Our self-insured retentions have also increased. We expect our insurance costs to rise approximately 15% in 2003. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

     The collection of accounts receivable is a significant management challenge and requires continual focus. Until recently, many of our accounts receivable controls were managed through manual procedures. We have expended significant effort and resources to implement a new accounts receivable system which was substantially in place at the end of 2002. The limitations of some state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new systems. We must maintain or improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

     Our financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently utilizing our personnel to manage labor costs. We have substantially completed the new accounts receivable system and an interactive automated time and attendance management system that we believe will improve our management of these functions, improve our collections experience, and reduce our operating expenses. Our financial results and condition may be adversely affected if we do not realize the anticipated benefits from our investment in these new systems.

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

     We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. With the effectiveness of HIPAA, the potential penalties could increase. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

Impact of Recently Issued Accounting Standards

     See Note 1 to the Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2002, we had variable rate debt outstanding of approximately $2.0 million as compared to $2.4 million outstanding at December 31, 2001. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change if we utilize our NCB facility in 2003.

Item 8. Financial Statements and Supplementary Data

     Refer to pages F-1 through F-25.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

     The information required by these Items is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14. Controls and Procedures

     ResCare has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on the evaluation, performed under the supervision and with the participation of ResCare’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), ResCare’s management, including the CEO and CFO, concluded that ResCare’s disclosure controls and procedures are effective.

     There have been no significant changes in or corrective actions with respect to ResCare’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Index to Consolidated Financial Statements and Financial Statement Schedules:

Page

Independent Auditors’ Report	F-2

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Income for the years ended December 31, 2002,
2001 and 2000	F-4
Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flow for the years ended December 31, 2002,
2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule (1):
Schedule II – Valuation and Qualifying Accounts	F-25

(1)	All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(2) Index to Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company dated December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Company. Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

4.1	Indenture dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and National City Bank, as trustee, relating to the Company’s $150,000,000 10 5/8% Senior Notes due 2008. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated November 20, 2001, is hereby incorporated by reference.

4.2	Instrument of Resignation, Appointment and Acceptance dated February 12, 2002, by among Res-Care, Inc., National City Bank and Wells Fargo Bank Minnesota, National Association. Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference.

4.3	Registration Rights Agreement dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and the initial purchasers named therein, relating to the Company’s 10 5/8% Senior Notes due 2008. Exhibit 99.4 to the Company’s Current Report on Form 8-K dated November 20, 2001, is hereby incorporated by reference.

4.4	Article VI of the Amended and Restated Articles of Incorporation of the Company included in Exhibit 3.1.

(a)(2) Index to Exhibits (continued):

4.5	Indenture, dated as of November 21, 1997, between the Company and PNC Bank, Kentucky, Inc. relating to the Company’s $109,360,000 6.0% Convertible Subordinated Notes due 2004. Exhibit 4.3 to the Company’s Registration Statement on Form S-3, (Reg. No. 333-44029) is hereby incorporated by reference.

4.6	Statement of Additional Terms and Conditions dated as of March 15, 1998 relating to $22,000,000 of 5.9% Convertible Subordinated Notes due 2005. (filed herewith)

10.1	1991 Incentive Stock Option Plan of the Company (adopted April 24, 1991, amended and restated as of February 23, 1995). Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-80331) is hereby incorporated by reference.

10.2	Amendment to Amended and Restated 1991 Incentive Stock Option Plan of the Company. Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference.

10.3	1993 Non-Employee Directors Stock Ownership Incentive Plan of the Company (adopted October 28, 1993). Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-76612) is hereby incorporated by reference.

10.4	Res-Care, Inc. 1998 Omnibus Stock Plan effective June 18, 1998. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-57167) is hereby incorporated by reference.

10.5	1994 Employee Stock Purchase Plan effective July 1, 1995. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 33-85964) is hereby incorporated by reference.

10.6	Res-Care, Inc. 401(K) Restoration Plan effective December 1, 1995. Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.7	Amended and Restated Employment Agreement dated as of October 26, 1995, and amended November 5, 1996, between the Company and Ronald G. Geary. Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10.8	Res-Care, Inc. 2000 Stock Option and Incentive Compensation Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.9	Res-Care, Inc. 2000 Nonemployee Directors Stock Ownership Incentive Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.10	Employment Agreement between the Company and Ralph G. Gronefeld, Jr., dated February 14, 2001. Exhibit 10.10 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.11	Employment Agreement between the Company and Vincent F. Doran, dated August 1, 2000. Exhibit 10.11 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.12	Employment Agreement between the Company and Paul G. Dunn, dated February 14, 2001. Exhibit 10.12 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

(a)(2) Index to Exhibits (continued):

10.13	Employment Agreement between the Company and L. Bryan Shaul, dated February 16, 2001. Exhibit 10.14 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.14	Employment Agreement between the Company and Katherine W. Gilchrist, dated January 25, 2001. Exhibit 10.15 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.15	Credit Agreement dated as of November 15, 2001, by and among Res-Care, Inc. and separate subsidiaries, as Borrowers and the lenders named therein as the Lenders, National City Bank of Kentucky as the Agent for the Banks, Bank One, Kentucky, N.A. as syndication agent for the Banks and U.S. Bank, National Association as documentation agent for the Banks. Exhibit 99.2 of the Company’s Current Report on Form 8-K dated November 20, 2001 is hereby incorporated by reference.

10.16	First Amendment Agreement dated March 22, 2002 by and among Res-Care, Inc. and separate subsidiaries, as Borrowers in the Credit and Security Agreement, the lending institutions named therein as lenders, National City Bank of Kentucky, as Agent for the Banks, Bank One, Kentucky, N.A., as syndication agent for the Banks and U.S. Bank, National Association as documentation agent for the Banks. Exhibit 10.16 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference.

10.17	Second Amendment Agreement dated November 15, 2002, by and among Res-Care, Inc., and separate subsidiaries as Borrowers, the lending institutions named therein as lenders, and National City Bank of Kentucky, as Agent for the Banks, Bank One, Kentucky, N.A., as syndication agent for the Banks, and U.S. Bank National Association, as documentation agent for the Banks. (filed herewith)

21.1	Subsidiaries of the Company. (filed herewith)

23.1	Consent of Independent Auditors. (filed herewith)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(b)  Reports on Form 8-K:

     On March 6, 2003, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date: March 27, 2003	By:	/s/ Ronald G. Geary

Ronald G. Geary
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald G. Geary Ronald G. Geary	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ L. Bryan Shaul L. Bryan Shaul	Executive Vice President Finance and Administration and Chief Financial Officer	March 27, 2003

/s/ Seymour L. Bryson Seymour L. Bryson	Director	March 27, 2003

/s/ James R. Fornear James R. Fornear	Director	March 27, 2003

/s/ Olivia F. Kirtley Olivia F. Kirtley	Director	March 27, 2003

/s/ Spiro B. Mitsos Spiro B. Mitsos	Director	March 27, 2003

/s/ Vincent D. Pettinelli Vincent D. Pettinelli	Director	March 27, 2003

/s/ Michael J. Foster Michael J. Foster	Director	March 27, 2003

/s/ E. Halsey Sandford E. Halsey Sandford	Director	March 27, 2003

/s/ Steven S. Reed Steven S. Reed	Director	March 27, 2003

I, Ronald G. Geary, certify that:

1.	I have reviewed this annual report on Form 10-K of Res-Care, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

I, L. Bryan Shaul, certify that:

1.	I have reviewed this annual report on Form 10-K of Res-Care, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By: /s/ L. Bryan Shaul L. Bryan Shaul Executive Vice President Finance and Administration and Chief Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Res-Care, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Louisville, Kentucky
March 4, 2003

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands, except share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$72,089	$58,997
Accounts receivable, net of allowance for doubtful accounts of $7,665 in 2002 and $33,013 in 2001	124,609	132,181
Refundable income taxes	11,890	698
Deferred income taxes	16,621	22,583
Prepaid expenses and other current assets	16,102	12,459

Total current assets	241,311	226,918

Property and equipment, net	61,668	58,779
Goodwill, net	218,256	211,946
Other assets	25,377	37,293

	$546,612	$534,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,957	$31,731
Accrued expenses	61,507	50,613
Current portion of long-term debt	329	527
Current portion of obligations under capital leases	972	1,170

Total current liabilities	96,765	84,041

Long-term liabilities	84	242
Long-term debt	258,378	264,683
Obligations under capital leases	2,745	3,331
Deferred gains	5,769	7,239
Deferred income taxes	5,692	1,271

Total liabilities	369,433	360,807

Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value, authorized 1,000,000 shares, no shares issued or outstanding	—	—
Common stock, no par value, authorized 40,000,000 shares, issued 28,727,027 in 2002 and 2001, outstanding 24,418,336 shares in 2002 and 24,374,872 shares in 2001	47,904	47,870
Additional paid-in capital	29,620	29,280
Retained earnings	99,655	96,979

Total shareholders’ equity	177,179	174,129

	$546,612	$534,936

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenues	$919,724	$885,715	$858,073
Facility and program expenses	845,316	817,754	755,853

Facility and program contribution	74,408	67,961	102,220
Operating expenses (income):
Corporate general and administrative	35,410	33,390	28,111
Depreciation and amortization	11,862	21,079	22,308
Special charges	—	1,729	4,149
Other operating expenses (income)	(1,344)	(1,010)	270

Total operating expenses	45,928	55,188	54,838

Operating income	28,480	12,773	47,382
Other expenses (income):
Interest expense	26,073	20,815	23,446
Interest income	(1,775)	(1,754)	(887)

Total other expenses	24,298	19,061	22,559

Income (loss) before income taxes	4,182	(6,288)	24,823
Income tax expense (benefit)	1,506	(1,916)	10,647

Net income (loss)	$2,676	(4,372)	14,176

Basic earnings (loss) per share	$0.11	$(0.18)	$0.58

Diluted earnings (loss) per share	$0.11	$(0.18)	$0.58

Weighted average number of common shares:
Basic	24,409	24,357	24,309
Diluted	24,550	24,357	24,354

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2000	24,253	$47,796	$28,413	$87,175	$163,384
Net income	—	—	—	14,176	14,176
Repurchase of common stock	(2)	(8)	—	—	(8)
Exercise of stock options, including related tax benefit	67	45	526	—	571

Balance at December 31, 2000	24,318	47,833	28,939	101,351	178,123
Net loss	—	—	—	(4,372)	(4,372)
Exercise of stock options, including related tax benefit	57	37	341	—	378

Balance at December 31, 2001	24,375	47,870	29,280	96,979	174,129
Net income	—	—	—	2,676	2,676
Exercise of stock options, including related tax benefit	43	34	340	—	374

Balance at December 31, 2002	24,418	$47,904	$29,620	$99,655	$177,179

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Operating activities:
Net income (loss)	$2,676	$(4,372)	$14,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,862	21,079	22,308
Amortization of discount on notes	456	519	659
Deferred income taxes, net	10,383	(7,131)	116
Loss on sale of assets	142	59	627
Special charges	—	1,465	1,457
Provision for losses on accounts receivable	19,566	19,293	3,707
Tax benefit from exercise of stock options	155	32	51
(Gains) losses on extinguishment of debt, net of tax	(1,280)	3	—
Changes in operating assets and liabilities:
Accounts receivable	(7,856)	(11,138)	(3,184)
Prepaid expenses and other current assets	51	(1,193)	(4,154)
Other assets	(282)	(5,699)	(8,658)
Accounts payable	2,153	4,341	7,636
Accrued expenses	10,774	2,331	4,241
Deferred gains	(1,470)	(1,920)	326
Accrued income taxes	(11,192)	(2,673)	1,529
Long-term liabilities	(158)	(3,047)	(1,493)

Cash provided by operating activities	35,980	11,949	39,344

Investing activities:
Proceeds from sale of assets	341	26,261	28,671
Purchases of property and equipment	(13,692)	(9,323)	(20,914)
Acquisitions of businesses, net of cash acquired	(2,782)	—	(1,045)

Cash (used in) provided by investing activities	(16,133)	16,938	6,712

Financing activities:
Net borrowings (repayments) under notes payable to bank	—	(130,000)	(10,802)
Net borrowings (repayments) of long-term debt	(5,679)	127,189	(8,758)
Payments on obligations under capital leases	(1,295)	(841)	(650)
Proceeds received from exercise of stock options	219	347	512

Cash used in financing activities	(6,755)	(3,305)	(19,698)

Increase in cash and cash equivalents	13,092	25,582	26,358
Cash and cash equivalents at beginning of year	58,997	33,415	7,057

Cash and cash equivalents at end of year	$72,089	$58,997	$33,415

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$25,873	$19,929	$23,771
Income taxes	3,151	9,235	11,073
Supplemental Schedule of Non-cash Investing and Financing Activities:
Capital lease obligation incurred in connection with asset acquisition	511	876	—
Capital lease obligations converted to operating leases	—	3,891	—

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

     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As more fully described in Note 9, we have three reportable operating segments: (i) disabilities services, (ii) youth services and (iii) training services.

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

     Revenue Recognition

     Disabilities Services: Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or prior to the time services are rendered.

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the U.S. Department of Labor.

     Youth Services: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

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

     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2002, we derived 11% of our revenues under contracts for MR/DD services in Texas and 15% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

     Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate.

     Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in determining our liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

     Impairment of Long-Lived Assets

     On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Under SFAS 144, we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. The effects of adopting SFAS 144 were immaterial to our results of operations.

     Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. In addition, SFAS 142 provides that intangible assets with definite lives should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines.

     Costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets are accounted for under the provisions of SFAS 142. Upon adoption of SFAS 142 on January 1, 2002, we were required to test all existing goodwill for impairment as of that date, and at least annually thereafter, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment discrete financial information is prepared and regularly reviewed by management, in which case such a component business is considered a reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using comparative market multiples. As appropriate, discounted cash flows are used to corroborate comparative market multiple results.

     We adopted the provisions of SFAS 141 upon its issuance in July 2001 and the provisions of SFAS 142 effective January 1, 2002. No impairment loss was recognized as a result of the transitional impairment tests required under SFAS 142 as of January 1, 2002 nor the annual test performed as of December 31, 2002.

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

     Stock Option Plans

     We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31

	2002	2001	2000

Net income (loss), as reported	$2,676	$(4,372)	$14,176
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,868)	(2,530)	(1,920)

Net income (loss), pro forma	$808	$(6,902)	$12,256

Basic and diluted earnings (loss) per share
As reported	$0.11	$(0.18)	$0.58
Pro forma	0.03	(0.28)	0.50

     The following table sets forth the fair value of each option grant during 2002, 2001 and 2000 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31
	2002	2001	2000

Fair value per option	$3.79	$3.08	$3.87
Risk-free interest rate	3.03%	4.56%	5.17%
Dividend yield	0%	0%	0%
Expected volatility	0.61	0.61	0.60
Expected life (in years)	2-4	2-4	2-4

     Insurance

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate (6% at December 31, 2002). These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known.

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

     Reclassifications

     Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 presentation.

     Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. We will adopt the provisions of this statement in 2003. The adoption of SFAS 146 is not expected to have a material impact on our financial position and results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB

Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued as defined within FIN 45. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. We do not anticipate that FIN 45 will have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are required to be adopted by us in fiscal 2003. We are currently evaluating the impact of the adoption of FIN 46 on our consolidated financial position or results of operations.

2. Other Assets

     Other assets are as follows:

	December 31

	2002	2001

Long-term receivables and advances to managed facilities	$7,632	$15,155
Covenants not to compete, net of accumulated amortization	5,247	6,595
Deposits	4,322	3,700
Deferred debt issuance costs	5,865	6,614
Other assets	2,311	5,229

	$25,377	$37,293

3. Goodwill and Intangible Assets

     A summary of changes to goodwill during the year follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total

Balance at January 1, 2002	$194,915	$9,442	$7,589	$211,946
Goodwill added through acquisitions	5,953	357	—	6,310

Balance at December 31, 2002	$200,868	$9,799	$7,589	$218,256

     Intangible assets are as follows:

	December 31, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Covenants not to compete	$15,409	$10,162	$15,073	$8,478

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.

     Amortization expense for the year ended December 31, 2002, was approximately $1.7 million. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2003	$1,170
2004	758
2005	748
2006	694
2007	536

     A reconciliation of net income and diluted earnings per share for the year ended December 31, 2001 and 2000 as if we had adopted SFAS 142 effective January 1, 2000, follows:

	December 31, 2001		December 31, 2000

		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	per Share	Income	per Share

As reported	$(4,372)	$(0.18)	$14,176	$0.58
Goodwill amortization, net of tax	6,262	0.26	6,294	0.26

As adjusted	$1,890	$0.08	$20,470	$0.84

4. Property and Equipment

     Property and equipment is summarized as follows:

	December 31

	2002	2001

Property and Equipment:
Land and land improvements	$6,039	$5,742
Leasehold improvements	15,875	13,916
Buildings	34,940	32,213
Land and buildings under capital lease	3,054	3,054
Equipment under capital lease	2,870	2,362
Furniture and equipment	51,973	46,683
Construction in progress	3,607	5,420

	118,358	109,390
Less accumulated depreciation and amortization	56,690	50,611

Net property and equipment	$61,668	$58,779

5. Debt

     Long-term debt consists of the following:

	December 31

	2002	2001

10.625% senior notes due 2008	$150,000	$150,000
Credit facility	—	—
6% convertible subordinated notes due 2004, net of unamortized discount of $749 in 2002 and $1,213 in 2001	90,602	96,147
5.9% convertible subordinated notes due 2005	15,613	15,613
Notes payable and other	2,492	3,450

	258,707	265,210
Less current portion	329	527

	$258,378	$264,683

     On November 15, 2001, we completed the issuance of $150 million of 10.625% Senior Notes due November 2008. Interest on the notes is payable semi-annually and the notes may be redeemed, in whole or in part, any time on or after November 15, 2005 at a redemption price equal to 100% of the principal amount thereof plus a premium declining ratably to par, plus accrued interest. The senior notes contain certain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter in sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law.

     On November 15, 2002, we completed an amendment to our $80 million credit facility with National City Bank (NCB facility). The amendment revises the calculation of certain financial covenants. We are in compliance with our debt covenants as of December 31, 2002.

     At December 31, 2002, we had no borrowings under the NCB facility. Outstanding at that date were irrevocable standby letters of credit in the principal amount of $39.7 million issued primarily in connection with our insurance programs. As of December 31, 2002, we had $39.0 million available under the NCB facility. Interest on the revolving credit facility is based on margins over LIBOR. The rate applicable, based upon the six-month LIBOR, was approximately 4.1% and 4.5% at December 31, 2002 and 2001, respectively.

     The 6% convertible subordinated notes are convertible, at the option of the holder, at any time prior to maturity, unless previously redeemed, into common stock at a conversion price of $18.81 per share. The 5.9% convertible subordinated notes are convertible into common stock at a conversion price of $25.84 per share.

     Maturities of long-term debt are as follows:

Year Ending December 31
2003	$329
2004	92,605
2005	15,628
2006	31
2007	34
Thereafter	150,080

$258,707

6. Accrued Expenses

     Accrued expenses are summarized as follows:

	December 31
	2002	2001

Wages and payroll taxes	$20,400	$19,743
Compensated absences	10,822	8,330
Workers’ compensation	12,991	12,040
Taxes other than income taxes	1,763	2,222
Interest	3,090	2,891
Other	12,441	5,387

	$61,507	$50,613

7. Income Taxes

     Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31

	2002	2001	2000

Federal:
Current (benefit)	$(7,408)	$3,755	$8,160
Deferred (benefit)	8,254	(5,703)	53

Total federal	846	(1,948)	8,213
State and local:
Current (benefit)	(1,469)	1,460	2,371
Deferred (benefit)	2,129	(1,428)	63

Total state and local	660	32	2,434

Total income tax expense (benefit)	$1,506	$(1,916)	$10,647

     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Year Ended December 31
	2002	2001	2000

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	4.9	5.0	5.1
Foreign income taxes, net of federal credits	6.3	(1.7)	0.5
Nondeductible amortization of goodwill	—	(22.5)	5.7
Jobs tax credits, net	(24.9)	16.6	(3.7)
Other nondeductible expenses	14.7	(1.9)	0.3

	36.0%	30.5%	42.9%

     During the years ended December 31, 2002, 2001 and 2000, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $155, $32 and $51, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2002	2001

Deferred tax assets:
Accounts receivable	$3,052	$12,988
Workers’ compensation costs	5,106	4,673
Compensated absences	2,678	2,366
Other insurance reserves	2,989	942
Other liabilities and reserves	1,899	1,097
Capital lease obligations and related capitalized property	—	233
Deferred gains and revenues	2,640	3,133
Property and equipment due to differences in depreciation	526	530
Deferred tax credits	350	—

Total deferred tax assets	19,240	25,962

Deferred tax liabilities:
Accounts receivable	232	208
Capital lease obligations and related capitalized property	62	—
Goodwill and other intangible assets	8,017	4,442

Total deferred tax liabilities	8,311	4,650

Net deferred tax asset	$10,929	$21,312

Classified as follows:
Current deferred income tax asset	$16,621	$22,583
Noncurrent deferred income tax liability	(5,692)	(1,271)

Net deferred tax asset	$10,929	$21,312

     No valuation allowance for deferred tax assets was provided as of December 31, 2002 and 2001, nor was there any change in the total valuation allowance for the years ended December 31, 2002, 2001 and 2000. The realization of deferred tax assets is dependent upon us generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences.

8. Earnings per Share

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31

	2002	2001	2000

Income (loss) attributable to shareholders for basic and diluted earnings per share	$2,676	$(4,372)	$14,176

Weighted average number of common shares used in basic earnings per share	24,409	24,357	24,309
Effect of dilutive securities:
Stock options	141	—	45

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	24,550	24,357	24,354

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31

	2002	2001	2000

Convertible subordinated notes	5,646	6,474	6,574
Stock options	1,849	1,905	2,037

9. Segment Information

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

     The following table sets forth information about reportable segment profit or loss and segment assets:

	Disabilities	Youth	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other (1)	Totals

2002
Revenues	$717,335	$55,975	$146,414	$—	$919,724
Segment profit	47,983	1,996	15,367	(36,866)	28,480
Total assets	377,045	41,464	22,114	105,989	546,612
Capital expenditures	6,966	2,500	—	4,226	13,692
Depreciation and amortization	7,893	1,226	—	2,743	11,862

2001
Revenues	$690,187	$58,874	$136,654	$—	$885,715
Segment profit	35,470	691	14,192	(37,580)	12,773
Total assets	398,708	33,214	30,302	72,712	534,936
Capital expenditures	5,311	1,509	—	2,503	9,323
Depreciation and amortization	16,519	1,669	294	2,597	21,079

2000
Revenues	$672,906	$61,295	$123,872	$—	$858,073
Segment profit	63,939	4,809	13,544	(34,910)	47,382
Total assets	418,309	33,024	24,354	61,084	536,771
Capital expenditures	16,523	3,325	—	1,066	20,914
Depreciation and amortization	17,900	2,712	294	2,402	22,308

(1)	All other segment profit is comprised of corporate general and administrative expenses, corporate depreciation and amortization and all special charges. Segment profit for the Disabilities Services segment for the year ended December 31, 2001 includes income of approximately $0.8 million related to a bequest from an estate.

10. Benefit Plans

     We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $2.9 million, $2.9 million and $3.1 million in 2002, 2001 and 2000, respectively.

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

     Stock option activity, including options granted to employees and non-employee directors, is shown below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,804,627	$11.02	2,399,589	$12.83	2,781,127	$14.83
Granted	357,250	7.71	925,750	5.69	408,750	8.20
Exercised	(42,975)	4.92	(56,420)	6.14	(67,064)	7.75
Canceled	(601,136)	11.85	(464,292)	9.99	(723,224)	18.33

Outstanding at end of year	2,517,766	10.46	2,804,627	11.03	2,399,589	12.85

Exercisable at end of year	1,813,971	$11.86	1,828,358	$12.72	1,725,169	$12.92

     The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

Range of	Number	Weighted-Average		Number
Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Exercise Price

$ 3.50 to 9.99	1,451,925	3.5 years	$6.69	770,930	$6.91
10.00 to 14.99	762,090	0.8 years	13.85	757,590	13.85
15.00 to 19.99	135,750	0.9 years	16.36	128,700	16.32
20.00 to 23.50	168,001	0.7 years	22.85	156,751	22.88

	2,517,766	2.3 years	$10.46	1,813,971	$11.86

11. Special Charges

     As of March 31, 2001, we ceased operating various group homes in the state of Tennessee under our Disabilities Services division. In connection with the cessation of operations, we recorded a charge of approximately $1.6 million which is recorded as a special charge in the accompanying statement of income. This charge includes a $1.1 million write-off of unamortized goodwill, $200,000 for the write-off of various other assets, and approximately $300,000 in costs related to exiting the program. In addition, during February 2001, in connection with the amendment and restatement of the previous credit facility, we wrote off approximately $134,000 of deferred debt issuance costs related to that credit facility.

     During 2000, we approved and implemented a restructuring and operational reorganization plan. In connection with the plan, we recorded a pre-tax charge of approximately $1.7 million ($1.0 million, net of tax, or $0.04 per share), which is reflected as a special charge in our consolidated statement of income. This charge consisted primarily of $700,000 in severance and employee-related costs, $500,000 in lease termination costs, $300,000 in asset write-offs (principally deferred costs associated with pending acquisitions which were discontinued as a result of the plan) and $200,000 in transaction and other costs. Through December 31, 2002, all of the costs had been utilized.

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

12. Lease Arrangements

     We lease certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $43.9 million, $42.8 million and $38.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2022 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

     Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases

2003	$1,266	$26,310
2004	824	21,125
2005	468	17,656
2006	463	13,679
2007	458	11,871
Thereafter	1,557	57,809

Total minimum lease payments	5,036	$148,450

Less amounts representing interest	1,319

Present value of minimum lease payments	3,717
Less current maturities	972

Total long-term obligations under capital leases	$2,745

     We lease certain of our facilities under operating and capital leases with various partnerships controlled by a director of our company. Annual payments under these lease arrangements approximate $0.6 million.

     During 2001, we entered into various transactions for the sale of certain real properties in which we conduct operations. Proceeds from the sales were approximately $23.0 million. The assets are being leased back from the purchasers over terms ranging from five years to 15 years. The leases are being accounted for as operating leases. The transactions resulted in gains of approximately $3.1 million, which are being amortized over the respective lease terms.

     We also entered into various sale and leaseback transactions in December 2000. Proceeds from the sales were approximately $26.5 million. The assets are being leased back from the purchasers over terms ranging from five years to 18 years. The leases are being accounted for as operating leases. The transactions resulted in net gains of approximately $2.0 million, which are being amortized over the respective lease terms.

13. Financial Instruments

     At December 31, 2002 and 2001, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.625% senior notes	$150,000	$108,750	$150,000	$150,750
6% convertible subordinated notes	90,602	74,294	96,147	84,460
5.9% convertible subordinated notes	15,613	12,647	15,613	12,607
Notes payable and other	6,209	6,209	3,450	3,450

     We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

14. Change in Estimate

     Effective January 1, 2002, we changed our accounting estimates related to depreciation of certain assets associated with our accounts receivable and time and attendance management systems. The estimated useful lives of these assets were extended four years, based on the expected useful lives of the respective systems. As a result of the change, net income for the year ended December 31, 2002 was increased by approximately $0.3 million, or $0.01 per diluted share.

15. Commitments and Contingencies

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in Cause No. 299291-401; In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment has been set aside and there are currently motions for summary judgment pending by both AISL and ResCare under consideration. If both motions are denied, it is likely the case would be sent for trial within the next year. Any decision adverse to ResCare would be appealed to the United States Court of Appeals for the Fifth Circuit. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, we filed a Declaratory Judgment action against AISL which is currently pending in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL has filed a motion to transfer this action to the District of Kansas. ResCare has vigorously resisted this motion and anticipates that it will be denied and the case will remain in Kentucky. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Cause No. 98-00740, Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled in March 2002 and December 2002 has been postponed. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in Cause No. 14763-BH01; William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. Currently, both EduCare and Lexington have motions for summary judgment pending. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the owner of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is approximately $27 million, however, it appears the claims for compensatory damages may be duplicative. Omega has filed two motions for partial summary judgment which are pending before the Court and the case is currently set for trial in June 2003. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

16. Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2002
Revenues	$222,914	$229,866	$233,120	$233,824	$919,724
Facility and program contribution	21,972	22,892	22,773	6,771	74,408
Net income (loss)	2,445	3,644	3,686	(7,099)	2,676
Basic earnings (loss) per share	0.10	0.15	0.15	(0.29)	0.11
Diluted earnings (loss) per share	0.10	0.15	0.15	(0.29)	0.11

2001
Revenues	$217,741	$219,191	$222,566	$226,217	$885,715
Facility and program contribution	20,420	22,430	23,075	2,036	67,961
Net income (loss)	364	2,368	3,530	(10,634)	(4,372)
Basic earnings (loss) per share	0.01	0.10	0.14	(0.44)	(0.18)
Diluted earnings (loss) per share	0.01	0.10	0.14	(0.44)	(0.18)

2000
Revenues	$208,893	$211,561	$216,298	$221,321	$858,073
Facility and program contribution	27,432	25,341	25,512	23,935	102,220
Net income	5,887	2,915	3,059	2,315	14,176
Basic earnings per share	0.24	0.12	0.13	0.10	0.58
Diluted earnings per share	0.23	0.12	0.13	0.10	0.58

     During the periods presented, we recorded the following items:

					Diluted
			Pre-tax	Net	Earnings
	Statement of Income	Quarter	Income	Income	per Share
	Line Item Impacted	Recorded	Impact	Impact	Impact

Year Ended December 31, 2002:
Write-off of doubtful	Facility and program	4th	$(14,764)	$(9,522)	$(0.39)
accounts receivable (1)	expenses
Costs associated with	Facility and program	4th	(1,476)	(952)	(0.04)
non-core operation (2)	expenses
Gains on debt extinguishment (3)	Other income	3rd	1,277	823	0.04

			$(14,963)	$(9,651)	$(0.39)

Year Ended December 31, 2001:
Allowance for doubtful	Facility and program	4th	$(15,500)	$(9,319)	$(0.38)
accounts receivable (4)	expenses
Accrual for workers’	Facility and program	4th	(6,500)	(3,908)	(0.16)
compensation (5)	expenses
Closure charge (6)	Special charges	1st	(1,595)	(901)	(0.04)

			$(23,595)	$(14,128)	$(0.58)

Year Ended December 31, 2000:
Costs associated with	Special charges	3rd	$(1,757)	$(1,028)	$(0.04)
terminated buyout (7) Restructuring costs (8)	Special charges	3rd	(1,673)	(979)	(0.04)
Settlement of lawsuit (9)	Special charges	3rd	(600)	(409)	(0.02)

			$(4,030)	$(2,416)	$(0.10)

(1)	-	The $14.8 million accounts receivable write-off in the fourth quarter eliminates substantially all trade receivables with dates of service 2000 and prior. We wrote-off the amounts after consideration of the deterioration in various states’ budgets and the resulting impact on opportunities for collection.

(2)	-	The non-core operation charge relates to costs associated with an investigation and closure of certain units of a non-core operation which provides skills training to persons with severe mental illness in five Texas counties.
The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. The charge includes amounts necessary to close the operations in two of the five counties and for legal fees incurred to respond to the inquiries discussed in Note 15.

(3)	-	During 2002, we completed transactions to redeem $6.0 million of its 6% convertible notes resulting in gains on extinguishment of debt of approximately $1.3 million.

(4)	-	In the fourth quarter of 2001, we recorded an additional provision for losses on accounts receivable of $15.5 million as a result of information obtained during the implementation of the new accounts receivable system.

(5)	-	In the fourth quarter of 2001, we recorded an additional provision for insurance claims for workers’ compensation of $6.5 million based on studies of our workers’ compensation experience.

(6)	-	In the first quarter of 2001, we recorded a charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee.

(7)	-	During 2000, we recorded a charge of $1.8 million related to the write-off of costs associated with the terminated management-led buyout.

(8)	-	During 2000, we recorded a charge of $1.7 million related to our 2000 restructuring plan implemented in the third quarter of 2000.

(9)	-	During 2000, we recorded a charge of $0.6 million related to the settlement of a lawsuit.

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to	Deductions		Balance
	Beginning	Costs and			at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

			(In thousands)
Allowance for doubtful accounts receivable:

Year ended December 31, 2002
	$33,013	$19,566	$(43,414)	$(1,500)	$7,665

Year ended December 31, 2001
	17,527	19,293	(3,807)	—	33,013

Year ended December 31, 2000
	17,163	3,707	(3,343)	—	17,527