Form 10-Q
period 2003-03-31
RES CARE INC /KY/
filed 2003-05-15
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY (State or other jurisdiction of incorporation or organization)	61-0875371 (IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223-3813 (Zip Code)

Registrant’s telephone number, including area code: (502) 394-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No  [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]   No  [  ].

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2003, was 24,418,336.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Income - Three months ended March 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements - March 31, 2003	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Exhibits and Reports on Form 8-K	25
Item 5.	Other Events	25
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31	December 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$68,298	$72,089
Accounts receivable, net	133,321	124,609
Refundable income taxes	6,413	11,890
Deferred income taxes	16,621	16,621
Prepaid expenses and other current assets	16,765	16,102

Total current assets	241,418	241,311

Property and equipment, net	62,859	61,668
Goodwill, net	228,507	218,256
Other assets	23,579	25,377

	$556,363	$546,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,779	$33,957
Current portion of long-term debt	2,288	1,301
Accrued expenses	68,920	61,507

Total current liabilities	102,987	96,765

Long-term liabilities	5,921	5,853
Long-term debt	261,136	261,123
Deferred income taxes	5,692	5,692

Total liabilities	375,736	369,433

Commitments and contingencies
Shareholders’ equity:
Preferred shares	—	—
Common stock	47,904	47,904
Additional paid-in capital	29,620	29,620
Retained earnings	103,103	99,655

Total shareholders’ equity	180,627	177,179

	$556,363	$546,612

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Revenues	$238,544	$222,914
Facility and program expenses	214,078	200,942

Facility and program contribution	24,466	21,972
Operating expenses:
Corporate general and administrative	9,936	8,850
Depreciation and amortization	3,005	3,173

Total operating expenses	12,941	12,023

Operating income	11,525	9,949
Interest expense, net	6,137	6,037

Income before income taxes	5,388	3,912
Income tax expense	1,940	1,467

Net income	$3,448	$2,445

Basic and diluted earnings per share	$0.14	$0.10

Weighted average number of common shares:
Basic	24,418	24,389
Diluted	24,424	24,731

See accompanying notes to unaudited condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Cash flows from operating activities:
Net income	$3,448	$2,445
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,005	3,173
Amortization of discount on notes	104	118
Provision for losses on accounts receivable	1,237	1,196
Loss from sale of assets	41	14
Changes in operating assets and liabilities	2,229	(3,932)

Cash provided by operating activities	10,064	3,014

Cash flows from investing activities:
Purchases of property and equipment	(4,691)	(2,839)
Acquisitions of businesses, net of cash acquired	(9,000)	(100)
Proceeds from sales of assets	190	62

Cash used in investing activities	(13,501)	(2,877)

Cash flows from financing activities:
Repayments of long-term debt	(354)	(377)
Proceeds received from exercise of stock options	—	87

Cash used in financing activities	(354)	(290)

Decrease in cash and cash equivalents	$(3,791)	$(153)

See accompanying notes to unaudited condensed consolidated financial statements.

Res-Care, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2003
(Unaudited)

Note 1.      Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying unaudited condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Revenues are reported net of provider and gross receipts taxes. For the quarter ended March 31, 2002, provider and gross receipts taxes of $3.5 million were reclassified from facility and program expenses (amounts of $3.8 million, $3.5 million and $3.5 million were reclassified for the second, third and fourth quarters of 2002, respectively). Such reclassifications have no effect on previously reported net income or shareholders’ equity.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2002.

Note 2.      Long-term Debt

     Long-term debt consists of the following:

	March 31	December 31
	2003	2002

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Credit facility	—	—
6% convertible subordinated notes due 2004, net of unamortized discount of $651 and $749 in 2003 and 2002	90,700	90,602
5.9% convertible subordinated notes due 2005	15,613	15,613
Obligations under capital leases	3,392	3,717
Notes payable and other	3,719	2,492

	263,424	262,424
Less current portion	2,288	1,301

	$261,136	$261,123

Note 3.      Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31

	2003	2002
(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$3,448	$2,445

Weighted average number of common shares used in basic earnings per share	24,418	24,389
Effect of dilutive securities:
Stock options	6	342

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	24,424	24,731

Basic earnings per share	$0.14	$0.10

Diluted earnings per share	$0.14	$0.10

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31

	2003	2002

	(In thousands)
Convertible subordinated notes	5,461	5,781
Stock options	2,324	1,895

Note 4.      Segment Information

	Disabilities	Training	Youth	All	Consolidated
	Services	Services	Services	Other	Totals

			(In thousands)
Quarter ended March 31:
2003
Revenues	$181,002	$44,002	$13,540	$—	$238,544
Segment profit	16,575	4,738	1,031	(10,819)	11,525
2002
Revenues	$174,345	$35,075	$13,494	$—	$222,914
Segment profit	15,081	3,711	793	(9,636)	9,949

Note 5.      Goodwill and Intangible Assets

     A summary of changes to goodwill during the quarter follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total

		(In thousands)
Balance at January 1, 2003	$200,868	$9,799	$7,589	$218,256
Goodwill added through acquisitions	—	—	10,325	10,325
Other adjustments	(74)	—	—	(74)

Balance at March 31, 2003	$200,794	$9,799	$17,914	$228,507

     Intangible assets are as follows:

	March 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

(In thousands)
Covenants not to compete	$15,509	$10,471	$15,409	$10,162

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements. Amortization expense for the three months ended March 31, 2003 and 2002, was approximately $309,000 and $536,000, respectively.

Note 6.      Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31

	2003	2002

	(In thousands)
Net income, as reported	$3,448	$2,445
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(340)	(437)

Net income, pro forma	$3,108	$2,008

Basic and diluted earnings per share:
As reported	$0.14	$0.10

Pro forma	$0.13	$0.08

Note 7.      Legal Proceedings

     Information regarding legal proceedings is incorporated by reference to Part II, Item 1 – Legal Proceedings of this report.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. We have three reportable operating segments: (i) disabilities services; (ii) youth services and (iii) training services. Management’s discussion and analysis of each segment is included below. Further information regarding each of these segments, including the disclosure of required segment financial information, is included in Note 4 of the Notes to Condensed Consolidated Financial Statements.

     Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state, and service type, and may be based on a variety of methods; including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated.

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

     Our contract at the Earle C. Clements Job Corps Center in Morganfield, Kentucky expired on April 30, 2003 and was awarded to another contractor. Revenues from the Clements center were approximately $7.1 million for the quarter ended March 31, 2003. We do not believe the impact of the loss of the contract will have a material impact on the results of operations, financial condition, liquidity or capital requirements for 2003.

     On March 24, 2003, we were awarded a new contract to operate the Tulsa Job Corps center in Tulsa, Oklahoma effective June 1, 2003. Revenue from this center is expected to be $7 million annually.

     In January 2003, we purchased the assets of the Education and Training division of Arbor, Inc. (Arbor E&T). Arbor E&T operates job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. Funded through more than 80 performance-based or fixed-fee contracts from local and state governments, Arbor E&T employs more than 375 staff, including counselors, trainers, career advisors, and job developers. Based in Media, Pennsylvania, Arbor E&T operates 40 career centers in California, Georgia, New Jersey, New York, and Pennsylvania. Revenue from Arbor E&T is expected to be approximately $22 million to $24 million annually.

     We factored in the acquisition of Arbor E&T, the loss of the Clements center contract after April 30, 2003, and the addition of the Tulsa Job Corps center in preparing our 2003 guidance.

     Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs and hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our financial results and condition.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions or rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. However, in certain states, we have been successful in mitigating rate reductions by initiating programmatic changes that produce cost savings. For 2003 we anticipate an aggregate 0.5% rate decrease for our Disabilities Services division.

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

     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models and state budgetary pressures. Our annual insurance costs and self-insured retention limits have risen in recent years, due in large part to the insurance market. Our insurance costs rose approximately 15% at the last policy renewal period and we expect an increase in insurance costs in the current renewal period.

Application of Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     We believe the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee.

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no changes in our method of providing for doubtful accounts during the quarter.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method for providing reserves during the quarter.

Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. The legal proceedings in which ResCare is currently involved are described in Part II, Item 1 – Legal Proceedings. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no significant changes to our policy for providing reserves for legal contingencies during the quarter.

Valuation of Long-lived Assets

     We regularly review the carrying value of certain long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no significant asset valuation losses during the quarter ended March 31, 2003.

Goodwill and Intangible Assets

     We review costs of purchased businesses in excess of net assets acquired (goodwill), and intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values are established using a combination of discounted cash flows and comparative market multiples.

Revenue Recognition

     Disabilities Services: Revenues are derived primarily from state Medicaid programs. Revenues are recorded at rates established at or prior to the time services are rendered.

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers and with local and state governments for Arbor E&T. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies.

     Youth Services: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates.

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the quarter.

Results of Operations

	Three Months Ended
	March 31
	2003	2002

	(Dollars in thousands)
Revenues:
Disabilities Services	$181,002	$174,345
Youth Services	13,540	13,494
Training Services	44,002	35,075

Consolidated	$238,544	$222,914

Labor Cost as % of Revenue:
Disabilities Services	63.2%	64.1%
Youth Services	59.3%	57.6%
Training Services	53.4%	52.0%
Consolidated	63.3%	63.9%
Segment Profit:
Disabilities Services	$16,575	$15,081
Youth Services	1,031	793
Training Services	4,738	3,711
Corporate and Other	(10,819)	(9,636)

Consolidated	$11,525	$9,949

Segment Profit Margin:
Disabilities Services	9.2%	8.7%
Youth Services	7.6%	5.9%
Training Services	10.8%	10.6%

     Consolidated

     Consolidated revenues for the first quarter of 2003 increased 7% over the same period in 2002, attributable primarily to the acquisition of Arbor E&T, opening new waiver homes and growth in our periodic in-home services. We expect to add 163 homes in our Disabilities Services division in 2003 which should result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors,” below.

     Operating income increased to $11.5 million in the first quarter of 2003 from $9.9 million in the same period in 2002 due primarily to the revenue growth discussed above as well as improved management of controllable costs, including labor costs.

     Our operating results for 2003 as compared to 2002 reflect continued cost pressures from a competitive labor market in certain regions. We continued several initiatives to manage these labor cost pressures, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. Additionally, we have substantially completed deployment of an automated time and attendance management system which enables us to more efficiently staff our facilities and monitor staffing, including overtime and temporary staffing. Labor costs as a percentage of revenue decreased in 2003 compared to 2002 as a result of these initiatives, offset by the effect of wage pass-throughs and growth in periodic in-home services.

     As a percentage of total revenues, corporate general and administrative expenses were 4.2% in the first quarter of 2003 and 4.0% in 2002. The increase in 2003 over 2002 was due primarily to increased professional services costs in 2003 associated with several ongoing margin-focused projects.

     Our effective income tax rates were 36.0% and 37.5% in 2003 and 2002 respectively. The effective tax rate in 2003 approximated the statutory rate considering the impact of state taxes and the benefit of jobs credits. The change from 2002 to 2003 reflects the anticipated benefit of certain state tax planning strategies.

     Disabilities Services

     Disabilities Services revenues increased by 4% in the first quarter of 2003 over the same period in 2002. Revenues increased in 2003 principally from the addition of 171 new homes since the first quarter of 2002 and growth in our periodic in-home services. The 171 homes added $4.4 million in revenue during the quarter. Periodic in-home services revenues increased from $26 million to $29 million from the year earlier quarter. Segment profit margin for this division increased from 8.7% in the first quarter of 2002 to 9.2% in the same period in 2003, due primarily to improved management of controllable costs, including labor costs. Labor costs for this division decreased as a percent of revenues in part through more effective management of staff, offset to some extent by the effect of wage pass-throughs and the impact of labor for the periodic in-home services unit.

     Youth Services

     Youth Services revenues remained stable in the first quarter of 2003 over the same period in 2002. Segment profit margin for this division increased from 5.9% in the first quarter of 2002 to 7.6% in the same period in 2003. Improved management, service delivery alterations and program closures and consolidations at various operations during 2003 resulted in increased margins in 2003 compared to 2002.

     Training Services

     Training Services revenues increased 25% in the first quarter of 2003 over the same period in 2002, primarily due to the acquisition of Arbor E&T and increased census and reimbursable expenses at certain Job Corps centers. This also resulted in an increase in segment profit margin for this division to 10.8% in 2003 compared to 10.6% in 2002.

Financial Condition

     Total assets increased 2% at March 31, 2003 as compared to December 31, 2002, with variances occurring in several accounts. Although collections of accounts receivable continue to improve, the revenues associated with Arbor E&T resulted in an increase in the net accounts receivable balances. Goodwill increased from the prior year as a result of the Arbor E&T acquisition.

Liquidity and Capital Resources

     During the quarter ended March 31, 2003, cash provided by operating activities was $10.1 million compared to $3.0 million for the same quarter in 2002. The increase in 2003 from 2002 was due primarily to higher profitability in 2003, improvement in the management of trade payables, and refunds of taxes in 2003 versus taxes paid in 2002. Accounts receivable increased quarter over quarter due to the addition of Arbor E&T revenues and resulting receivables, contributing to a decrease in operating cash flow. We did not acquire any outstanding accounts receivable as part of our purchase of Arbor E&T. Days revenue in net accounts receivable were 50 days at March 31, 2003, compared to 48 days at December 31, 2002. Net accounts receivable at March 31, 2003 increased to $133.3 million, compared to $124.6 million at December 31, 2002.

     During the quarter ended March 31, 2003, cash used in investing activities was $13.5 million primarily for the acquisition of Arbor E&T and purchases of property and equipment, while for the same quarter in 2002, cash used in investing activities was $2.9 million.

     Financing activities for the first quarter of 2003 resulted in the use of cash amounting to $0.4 million, primarily related to the reduction of debt during the quarter.

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

     As of March 31, 2003, we had no borrowings under our $80 million credit facility with National City Bank (NCB facility). Additionally, there were outstanding letters-of-credit of approximately $39.3 million. As of March 31, 2003, in addition to cash and cash equivalents of $68.3 million, we had approximately $40.7 million available under the NCB facility. The NCB facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. We are in compliance with our debt covenants as of March 31, 2003. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     We believe sources of funds described above, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months. Our 6% convertible notes totaling $90.7 million are due in December 2004. Our 5.9% convertible notes of $15.6 million are due in March 2005. We are currently evaluating various sources of funds and strategies to repay these notes.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending March 31,

Contractual Obligations	Total	2004	2005	2006	2007	Thereafter

Long-Term Debt	$260,032	$1,477	$106,326	$16	$31	$152,182
Capital Lease Obligations	3,392	811	469	272	296	1,544
Operating Leases	140,137	24,262	19,455	16,353	12,835	67,232

Total Contractual Cash Obligations	$403,561	$26,550	$126,250	$16,641	$13,162	$220,958

		Amount of Commitments Expiring per Period
	Total	Twelve Months Ending March 31,
	Amounts
Other Commercial Commitments	Committed	2004	2005	2006	2007	Thereafter

Standby Letters of Credit	$39,349	$39,349	—	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 32 states. For the year ended 2003, we anticipate an aggregate rate decrease of 0.5% for our Disabilities Services division. However, the actual decrease could be greater depending on the cumulative effect of rate changes.

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

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program costs for 2002 were higher than in previous years. Our self-insured retentions have also increased. Our annual insurance costs rose approximately 15% at the last policy renewal period and we expect an increase in insurance costs in the current renewal period. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

     We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. With the effectiveness of Health Insurance Portability and Accountability Act of 1996 (HIPAA), the potential penalties could increase. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

     Expenses incurred under federal, state and local government agency contracts for disabilities services, Job Corps and other youth services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs and hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our financial results and condition.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions on rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. For 2003, we anticipate an aggregate 0.5% rate decrease for our Disabilities Services division.

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

Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. We adopted the provisions of this statement in the first quarter of 2003. The adoption of SFAS 146 did not have a material impact on our financial position and results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS 123. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods and fiscal years ending after December 15, 2002 and are included in the Notes to these Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued as defined within FIN 45. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003, and on July 1, 2003 for all variable interest entities created prior to February 1, 2003. FIN 46 did not have a material impact on our consolidated financial position or results of operations in the first quarter of 2003. Furthermore, we do not currently believe the adoption of the provisions of FIN 46 effective July 1, 2003 will have a material impact on our future consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2003, we had variable rate debt outstanding of approximately $2.1 million as compared to $2.0 million outstanding at December 31, 2002. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change if we utilize our NCB facility in 2003.

Item 4. Controls and Procedures

     Within 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, ResCare management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors, that could significantly affect internal controls after the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment has been set aside and there are currently motions for summary judgment pending by both AISL and ResCare under consideration. If both motions are denied, it is likely the case would be sent for trial within the next year. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL which is currently pending in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL has filed a motion to transfer this action to the District of Kansas. ResCare has vigorously resisted this motion and anticipates that it will be denied and the case will remain in Kentucky. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled to occur in March 2002 and December 2002 has been postponed. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in five Texas counties. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. We are cooperating with the TAG in providing the requested documents and have engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the investigation with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response to the investigation, we do not believe the ultimate resolution of the investigation should have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. Currently, both EduCare and Lexington have motions for summary judgment pending. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is approximately $27 million, however, it appears the claims for compensatory damages may be duplicative. ResCare and Omega both have motions for partial summary judgment pending before the Court and the case is currently set for trial in February 2004. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 2. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment to Employment Agreement dated as of December 31, 2002 between the Company and Katherine W. Gilchrist.

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On March 6, 2003, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter and year ended December 31, 2002.

On May 8, 2003, we filed a Current Report on Form 8-K announcing our financial results for the first quarter ended March 31, 2003.

Item 5. Other Events

     Res-Care, Inc. has scheduled its annual meeting of shareholders for Friday, August 8, 2003 at 10:00 a.m. Eastern Daylight Time, at the Olmsted, 3701 Frankfort Avenue, Louisville, Kentucky. We expect to mail proxy materials to shareholders on or about July 1, 2003.

     ResCare’s by-laws require shareholders who intend to propose business for consideration by shareholders at an annual meeting, other than shareholder proposals that are included in the proxy statement, to give written notice to the Secretary of ResCare not less than sixty days and not more than ninety days before the annual meeting. If shareholders receive less than seventy days notice or prior public disclosure of the date of the meeting, the Secretary of ResCare must receive notice of business to be proposed not later than the tenth day following the day on which ResCare mailed or publicly disclosed notice of the annual meeting.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date: May 15, 2003	By: /s/	Ronald G. Geary

Ronald G. Geary Chairman, President and Chief Executive Officer

Date: May 15, 2003	By: /s/	L. Bryan Shaul

L. Bryan Shaul Executive Vice President of Finance & Administration and Chief Financial Officer

CERTIFICATIONS

I, Ronald G. Geary, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Res-Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/	Ronald G. Geary

Ronald G. Geary Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, L. Bryan Shaul, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Res-Care, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ L. Bryan Shaul

L. Bryan Shaul Executive Vice President Finance and Administration and Chief Financial Officer