Form 10-Q
period 2003-06-30
RES CARE INC /KY/
filed 2003-08-08
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No [   ].

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2003, was 24,429,476.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2003 (Unaudited)
	and December 31, 2002	2

	Condensed Consolidated Statements of Income –
	Three Months Ended June 30, 2003 and 2002 (Unaudited);
	Six Months Ended June 30, 2003 and 2002 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows –
	Six Months Ended June 30, 2003 and 2002 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements – June 30, 2003	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,605	$72,089
Accounts receivable, net	129,051	124,609
Refundable income taxes	4,052	11,890
Deferred income taxes	17,339	16,621
Prepaid expenses and other current assets	14,997	16,102

Total current assets	239,044	241,311

Property and equipment, net	63,856	61,668
Goodwill	228,836	218,256
Other assets	23,422	25,377

	$555,158	$546,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,465	$33,957
Current portion of long-term debt	1,793	1,301
Accrued expenses	64,438	61,507

Total current liabilities	98,696	96,765

Long-term liabilities	6,183	5,853
Long-term debt	259,069	261,123
Deferred income taxes	6,327	5,692

Total liabilities	370,275	369,433

Commitments and contingencies
Shareholders’ equity:
Preferred shares	—	—
Common stock	47,910	47,904
Additional paid-in capital	29,640	29,620
Retained earnings	107,333	99,655

Total shareholders’ equity	184,883	177,179

	$555,158	$546,612

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenues	$238,293	$229,867	$476,837	$452,781
Facility and program expenses	214,225	206,975	428,303	407,917

Facility and program contribution	24,068	22,892	48,534	44,864

Operating expenses (income):
Corporate general and administrative	8,573	8,299	18,480	17,223
Depreciation and amortization	3,030	2,846	6,035	6,019
Other income	(264)	(228)	(235)	(302)

Total operating expenses	11,339	10,917	24,280	22,940

Operating income	12,729	11,975	24,254	21,924
Interest expense, net	6,120	6,145	12,257	12,182

Income before income taxes	6,609	5,830	11,997	9,742
Income tax expense	2,379	2,186	4,319	3,653

Net income	$4,230	$3,644	$7,678	$6,089

Basic and diluted earnings per share	$0.17	$0.15	$0.31	$0.25

Weighted average number of common shares:
Basic	24,421	24,412	24,420	24,401
Diluted	24,606	24,645	24,489	24,685

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30

	2003	2002

Cash flows from operating activities:
Net income	$7,678	$6,089
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,035	6,019
Amortization of discount on notes	214	239
Deferred income taxes, net	(83)	(1,121)
Provision for losses on accounts receivable	3,729	2,434
Loss from sale of assets	37	83
Gain on extinguishment of debt	(219)	(251)
Changes in operating assets and liabilities	4,066	(1,776)

Cash provided by operating activities	21,457	11,716

Cash flows from investing activities:
Purchases of property and equipment	(8,394)	(6,116)
Acquisitions of businesses, net of cash acquired	(9,000)	(272)
Proceeds from sales of assets	234	331

Cash used in investing activities	(17,160)	(6,057)

Cash flows from financing activities:
Repayments of long-term debt	(2,807)	(923)
Proceeds received from exercise of stock options	26	214

Cash used in financing activities	(2,781)	(709)

Increase in cash and cash equivalents	$1,516	$4,950

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003
(Unaudited)

Note 1.  Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Revenues are reported net of provider and gross receipts taxes. For the quarter ended June 30, 2002, provider and gross receipts taxes of $3.8 million were reclassified from facility and program expenses (amounts of $3.5 million were reclassified for each of the first, third and fourth quarters of 2002). Such reclassifications have no effect on previously reported net income or shareholders’ equity.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2002.

Note 2.  Long-term Debt

     Long-term debt consists of the following:

	June 30	December 31
	2003	2002

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Credit facility	—	—
6% convertible subordinated notes due 2004, net of unamortized discount of $554 and $749 in 2003 and 2002	90,797	90,602
5.9% convertible subordinated notes due 2005	13,311	15,613
Obligations under capital leases	3,661	3,717
Notes payable and other	3,093	2,492

	260,862	262,424
Less current portion	1,793	1,301

	$259,069	$261,123

     During June 2003, we redeemed $2.3 million of our 5.9% convertible subordinated notes realizing a gain of approximately $219,000, which is included in other income. During June 2002, we redeemed $1.4 million of our 6% convertible subordinated notes realizing a gain of approximately $251,000, which is also included in other income.

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

		(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$4,230	$3,644	$7,678	$6,089

Weighted average number of common shares used in basic earnings per share	24,421	24,412	24,420	24,401
Effect of dilutive securities:
Stock options	185	233	69	284

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	24,606	24,645	24,489	24,685

Basic and diluted earnings per share	$0.17	$0.15	$0.31	$0.25

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

		(In thousands)
Convertible subordinated notes	5,448	5,781	5,454	5,781
Stock options	2,235	1,830	2,240	1,813

Note 4.  Segment Information

	Disabilities	Youth	Training	All	Consolidated
	Services	Services	Services	Other(1)	Totals

Three months ended June 30:	(In thousands)

2003
Revenues	$183,835	$13,336	$41,122	$—	$238,293
Operating income	16,711	926	4,454	(9,362)	12,729

2002
Revenues	$179,736	$14,580	$35,551	$—	$229,867
Operating income	16,095	612	3,908	(8,640)	11,975

Six months ended June 30:

2003
Revenues	$364,837	$26,876	$85,124	$—	$476,837
Operating income	33,273	1,942	9,192	(20,153)	24,254

2002
Revenues	$354,081	$28,074	$70,626	$—	$452,781
Operating income	31,176	1,405	7,619	(18,276)	21,924

(1)	All Other operating income is comprised of corporate general and administrative expenses and corporate depreciation and amortization. Additionally, the All Other operating income for the three and six months ended June 30, 2003 includes a gain on redemption of convertible notes of approximately $0.2 million. The All Other operating income for the three and six months ended June 30, 2002 includes a gain on redemption of convertible notes of approximately $0.3 million and a favorable arbitration award of approximately $0.3 million.

Note 5.  Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$4,230	$3,644	$7,678	$6,089
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	419	300	837	600

Net income, pro forma	$3,811	$3,344	$6,841	$5,489

Basic earnings per share:
As reported	$0.17	$0.15	$0.31	$0.25

Pro forma	$0.16	$0.14	$0.28	$0.22

Diluted earnings per share:
As reported	$0.17	$0.15	$0.31	$0.25

Pro forma	$0.15	$0.14	$0.28	$0.22

Note 6.  Legal Proceedings

     Information regarding legal proceedings is incorporated by reference to Part II, Item 1 – Legal Proceedings of this report.

Note 7.  Impact of Recently Issued Accounting Standards

     Information regarding the impact of recently issued accounting standards is incorporated by reference to Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     We operate programs for at-risk and troubled youths through our Alternative Youth Services (AYS) and Youthtrack (Youthtrack) subsidiaries. Most of the Youth Services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

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

     Our contract at the Earle C. Clements Job Corps center in Morganfield, Kentucky expired on April 30, 2003 and was awarded to another contractor. As a result, revenues from the Clements center decreased approximately $4 million for both the second quarter and six months ended June 30, 2003, respectively, compared to the same periods in 2002. We do not believe the impact of the loss of the contract will have a material impact on our results of operations, financial condition, liquidity or capital requirements for 2003.

     On March 24, 2003, we were awarded a new contract to operate the Tulsa Job Corps center in Tulsa, Oklahoma effective June 1, 2003. Revenue from this center was $0.5 million for the three months ended June 30, 2003 and is expected to be $7 million annually.

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

     Expenses incurred under federal, state and local government agency contracts for any of our services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs and hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our consolidated financial position and results of operations.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and some of these states have initiated service reductions or rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. However, in certain states, we have been successful in mitigating rate reductions by initiating programmatic changes that produce cost savings. For 2003, we anticipate an aggregate rate decrease for our Disabilities Services division of less than 0.5%.

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

     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models and state budgetary pressures. Our annual insurance costs and self-insured retention limits have risen in recent years, due in large part to the insurance market. Our insurance costs rose approximately 15% in the current policy renewal period consistent with prior year.

Application of Critical Accounting Policies

     Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

     We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee.

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for doubtful accounts during 2003.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using an appropriate discount rate. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method for providing reserves during 2003.

Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Part II, Item 1 – Legal Proceedings. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no significant changes to our policy for providing reserves for legal contingencies during 2003.

Valuation of Long-lived Assets

     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no significant asset valuation losses during 2003.

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

Revenue Recognition

     Disabilities Services: Revenues are derived primarily from state Medicaid programs. Revenues are recorded at rates established at or prior to the time services are rendered. Revenue is recognized in the period services are rendered.

     Youth Services: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates. Revenue is recognized in the period services are rendered.

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers and with local and state governments for Arbor E&T. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during 2003.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands, except for percentages)
Revenues:
Disabilities Services	$183,835	$179,736	$364,837	$354,081
Youth Services	13,336	14,580	26,876	28,074
Training Services	41,122	35,551	85,124	70,626

Consolidated	$238,293	$229,867	$476,837	$452,781

Labor Cost as % of Revenue:
Disabilities Services	62.6%	63.5%	62.9%	63.8%
Youth Services	58.2%	61.0%	58.7%	59.3%
Training Services	52.9%	51.3%	53.2%	51.6%
Consolidated	62.7%	63.5%	63.0%	63.7%

Operating Income:
Disabilities Services	$16,711	$16,095	$33,273	$31,176
Youth Services	926	612	1,942	1,405
Training Services	4,454	3,908	9,192	7,619
Corporate and Other	(9,362)	(8,640)	(20,153)	(18,276)

Consolidated	$12,729	$11,975	$24,254	$21,924

Operating Margin:
Disabilities Services	9.1%	9.0%	9.1%	8.8%
Youth Services	6.9%	4.2%	7.2%	5.0%
Training Services	10.8%	11.0%	10.8%	10.8%

     Consolidated

     Consolidated revenues for the second quarter of 2003 increased 4% over the same period in 2002. For the six months ended June 30, 2003, revenues increased 5% over the same period in 2002. The increase is attributable primarily to the acquisition of Arbor E&T, opening new homes and growth in our periodic in-home services. We expect to add 163 homes in our Disabilities Services division in 2003 which should result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors,” below.

     Operating income increased $0.8 million and $2.3 million for the second quarter and six months ended June 30, 2003, respectively, compared to the same periods in 2002 due primarily to the revenue growth discussed above as well as improved management of controllable costs, including labor costs.

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

     As a percentage of total revenues, corporate general and administrative expenses for the second quarter and six months ended June 30, 2003, were 3.6% and 3.9%, respectively. These percentages are relatively flat compared to the same periods in 2002.

     Our effective income tax rates were 36.0% and 37.5% in 2003 and 2002, respectively. The effective tax rate in 2003 approximated the statutory rate considering the impact of state taxes and the benefit of jobs credits. The change from 2002 to 2003 reflects the benefit of certain tax planning strategies.

     Disabilities Services

     Disabilities Services revenues for the second quarter and the six months ended June 30, 2003 as compared to the same periods in 2002 increased by 2% and 3%, respectively. Revenues increased in 2003 principally from the addition of new homes and growth in our periodic in-home services. The 142 new homes opened since the second quarter of 2002 added $2.9 million and $5.2 million in revenue during the second quarter and the six months ended June 30, 2003, respectively. The 164 new homes opened in 2002 have generated $5.0 million and $9.1 million for the second quarter and the six months ended June 30, 2003, respectively. Periodic in-home services revenues increased $3 million from the year earlier quarter and $7 million from the year earlier six months. Operating margin for this division increased from 9.0% in the second quarter of 2002 to 9.1% in the same period in 2003, with a similar increase for the comparable six months ended June 30, 2003, due primarily to improved management of controllable costs, including labor costs. Labor costs for this division decreased as a percent of revenues in part through more effective management of staff, offset to some extent by the effect of wage pass-throughs and the impact of labor for the periodic in-home services unit.

     Youth Services

     Youth Services revenues decreased 9% and 4% for the second quarter and the six months ended June 30, 2003 compared to the same periods in 2002. These decreases are principally due to bed reductions and rate cuts in certain states. Operating margin for this division increased from 4.2% in the second quarter of 2002 to 6.9% in the same period in 2003, with a similar increase for the comparable six months ended June 30, 2003. Improved management, service delivery alterations and program closures and consolidations at various operations during 2003 resulted in increased margins in 2003 compared to 2002.

     Training Services

     Training Services revenues increased 16% and 21% for the second quarter and the six months ended June 30, 2003 compared to the same periods in 2002, primarily due to the acquisition of Arbor E&T and increased census and reimbursable expenses at certain Job Corps centers partially offset by the loss of the Clements center, previously discussed. Operating margin remained relatively stable for this division for both the second quarter and the first half of 2003 compared to 2002.

Financial Condition

     Total assets increased 2% at June 30, 2003 as compared to December 31, 2002, with variances occurring in several accounts. Although collections of accounts receivable continue to improve, the revenues associated with Arbor E&T resulted in an increase in the net accounts receivable balance. Goodwill increased from the prior year as a result of the Arbor E&T acquisition.

Liquidity and Capital Resources

     For the first half of 2003, cash provided by operating activities was $21.5 million compared to $11.7 million for the same period of 2002. The increase in 2003 from 2002 was due primarily to higher profitability in 2003, improvement in the management of trade payables, and refunds of taxes in 2003 versus taxes paid in 2002. Accounts receivable increased period over period due to the addition of Arbor E&T revenues and resulting receivables, contributing to a decrease in operating cash flows. Days revenue in net accounts receivable remained relatively stable at 48.6 days at June 30, 2003 compared to 48.3 days at December 31, 2002. Net accounts receivable at June 30, 2003 increased to $129.1 million, compared to $124.6 million at December 31, 2002.

     For the first half of 2003, cash used in investing activities increased to $17.2 million compared to $6.1 million in the same period of 2002, due principally to the acquisition of Arbor E&T and incremental purchases of property and equipment.

     Financing activities for the first half of 2003 resulted in the use of cash of $2.8 million related to the reduction of debt during the period.

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

     As of June 30, 2003, we had no borrowings under our $80 million credit facility with National City Bank (NCB facility). Additionally, there were outstanding letters-of-credit of approximately $39.2 million. As of June 30, 2003, we had approximately $40.8 million available for borrowing under the NCB facility. Of the $73.6 million in cash and cash equivalents at June 30, 2003, $5 million was held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may, at the Company’'s discretion, be exchanged for a letter-or-credit. Accordingly, the deposit was not considered restricted. On July 1, 2003, in connection with the renewal of our insurance program, we increased the letters-of-credit by $5.0 million, thereby reducing the amount available for borrowing to $35.8 million on that date. Additionally, we placed another $4 million in cash and cash equivalents on deposit with the insurance carrier. The NCB facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. We are in compliance with our debt covenants as of June 30, 2003. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     We believe sources of funds described above, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months. Our 6% convertible subordinated notes totaling $90.8 million are due in December 2004. Our 5.9% convertible subordinated notes of $13.3 million are due in March 2005. As discussed in the notes to the condensed consolidated financial statements, during June 2003 we redeemed $2.3 million of our 5.9% convertible subordinated notes. We are currently evaluating various sources of funds and strategies to repay the remaining outstanding notes.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending June 30,

Contractual Obligations	Total	2004	2005	2006	2007	Thereafter

Long-term Debt	$257,201	$960	$104,123	$30	$32	$152,056
Capital Lease Obligations	3,661	833	521	408	433	1,466
Operating Leases	130,388	24,207	19,300	15,733	12,587	58,561
Total Contractual Cash Obligations	$391,250	$26,000	$123,944	$16,171	$13,052	$212,083

	Amount of Commitments Expiring per Period
	Twelve Months Ending June 30,

	Total Amounts
Other Commercial Commitments	Committed	2004	2005	2006	2007	Thereafter

Standby Letters–of-Credit	$39,199	$39,199	—	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 32 states. For the year ending 2003, we anticipate an aggregate rate decrease for our Disabilities Services division of less than 0.5%.

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

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and Mental Retarded/Developmentally Disabled (MR/DD) client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result due to, among other reasons, securing documentation timely and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

     Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the ineffective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

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

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program costs for 2002 were higher than in previous years. Our self-insured retentions have also increased. Our annual insurance costs rose approximately 15% for the policy year commencing July 1, 2003. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

     The collection of accounts receivable is a significant management challenge and requires continual focus. Until recently, many of our accounts receivable controls were managed through manual procedures. We have expended significant effort and resources to implement a new accounts receivable system which was substantially in place at the end of 2002. The limitations of some state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new system. We must maintain or continue to improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

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

     Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants contained in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flows from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

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

     Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients or other persons for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings and some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

     Expenses incurred under federal, state and local government agency contracts for any of our services, as well as management contracts with providers of record for such agencies, are subject to examination by agencies administering the contracts and services. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs and hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our financial results and condition.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions on rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. For 2003, we anticipate an aggregate decrease for our Disabilities Services division of less than 0.5%.

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

Impact of Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. We adopted the provisions of this statement in the first quarter of 2003. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (VIE) by the primary beneficiary of the entity. The primary beneficiary is the entity that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003, and on July 1, 2003 for all variable interest entities created prior to February 1, 2003. FIN 46 did not have a material impact on our consolidated financial position or results of operations in the first six months of 2003. We are party to various management contracts with state agencies or other providers of record that require us to manage the day-to-day operations of facilities or programs. Additionally, we are party to numerous lease arrangements for facilities we operate. We are continuing to evaluate whether any of these management or lease arrangements are VIEs under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. Accordingly, we are currently unable to estimate the impact of adoption of FIN 46 on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. We do not currently believe the adoption of the provisions of SFAS 150 will have a material impact on our future consolidated financial position or results of operations.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At June 30, 2003, we had variable rate debt outstanding of approximately $2.0 million which is unchanged from December 31, 2002. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change if we utilize our NCB facility in the future.

Item 4.   Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer (the CEO) and the Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, ResCare management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors, that could significantly affect internal controls after the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment has been set aside and there are currently motions for summary judgment pending by both AISL and ResCare under consideration. The lawsuit is currently on the Court’s September 2003 trial docket. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. ResCare has filed a motion to vacate and stay the pending transfer and will file a writ of mandamus with the Sixth Circuit Court of Appeals in the event the motion is denied. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled to occur in March 2002 and December 2002 has been postponed. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness under three Texas authorities. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. We have cooperated with the TAG in providing the requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the investigation with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response to the investigation, we do not believe the ultimate resolution of the investigation should have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. Educare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and Educare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. Currently, both EduCare and Lexington have motions for summary judgment pending. We expect our contribution to the settlement to be reimbursed by Lexington under the applicable policies. It is our position, after consulting with outside counsel, that the Thurber lawsuit is covered by the primary and umbrella policies issued by Lexington. We have not made any provision in the condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is approximately $27 million, however, it appears the claims for compensatory damages may be duplicative. ResCare and Omega both have numerous motions for partial summary judgment pending before the Court on the various counts and the case is currently set for trial in February 2004. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Amendment to Employment Agreement dated as of April 23, 2003 between the Company and William J Ballard.

	10.2	Amendment to Employment Agreement dated as of April 23, 2003 between the Company and Paul G. Dunn.

	10.3	Amendment to Employment Agreement dated as of December 31, 2002 between the Company and Ronald G. Geary.

	10.4	Amendment to Employment Agreement dated as of April 23, 2003 between the Company and Katherine W. Gilchrist.

	10.5	Amendment to Employment Agreement dated April 23, 2003 between the Company and Ralph G. Gronefeld, Jr.

	10.6	Amendment to Employment Agreement dated April 23, 2003 between the Company and L. Bryan Shaul.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K:
On July 25, 2003, we filed a Current Report on Form 8-K announcing that we had sent a notice to directors and officers of a temporary suspension of trading under our Retirement Savings Plan.

On August 7, 2003, we filed a Current Report on Form 8-K announcing our financial results for the second quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date: August 8, 2003	By: /s/ Ronald G. Geary
Ronald G. Geary
Chairman, President and Chief Executive Officer

Date: August 8, 2003	By: /s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President of Finance &
Administration and Chief Financial Officer