Form 10-Q
period 2003-09-30
RES CARE INC /KY/
filed 2003-11-13
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2003, was 24,667,399.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PAGE
NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2003 (Unaudited) and December 31, 2002	2
Condensed Consolidated Statements of Income – Three Months Ended September 30, 2003 and 2002 (Unaudited); Nine Months Ended September 30, 2003 and 2002 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements – September 30, 2003	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosure about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES
EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,079	$72,089
Accounts receivable, net	129,416	124,609
Refundable income taxes	—	11,890
Deferred income taxes	17,339	16,621
Prepaid expenses and other current assets	13,269	16,102

Total current assets	255,103	241,311

Property and equipment, net	63,149	61,668
Goodwill	229,041	218,256
Other assets	23,167	25,377

	$570,460	$546,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,668	$33,957
Current portion of long-term debt	2,767	1,301
Accrued expenses	75,801	61,507
Accrued income taxes	2,671	—

Total current liabilities	117,907	96,765

Long-term liabilities	6,429	5,853
Long-term debt	251,015	261,123
Deferred income taxes	6,327	5,692

Total liabilities	381,678	369,433

Commitments and contingencies Shareholders’ equity:
Preferred shares	—	—
Common stock	48,035	47,904
Additional paid-in capital	30,201	29,620
Retained earnings	110,546	99,655

Total shareholders’ equity	188,782	177,179

	$570,460	$546,612

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues	$240,508	$233,121	$717,345	$685,902
Facility and program expenses	218,149	210,348	646,452	618,265

Facility and program contribution	22,359	22,773	70,893	67,637
Operating expenses (income):
Corporate general and administrative	8,314	9,264	26,794	26,487
Depreciation and amortization	3,008	2,964	9,043	8,983
Other income	(72)	(1,071)	(307)	(1,373)

Total operating expenses	11,250	11,157	35,530	34,097

Operating income	11,109	11,616	35,363	33,540
Interest expense, net	6,089	6,084	18,346	18,266

Income before income taxes	5,020	5,532	17,017	15,274
Income tax expense	1,807	1,846	6,126	5,499

Net income	$3,213	$3,686	$10,891	$9,775

Basic earnings per share	$0.13	$0.15	$0.45	$0.40

Diluted earnings per share	$0.13	$0.15	$0.44	$0.40

Weighted average number of common shares:
Basic	24,475	24,418	24,438	24,406
Diluted	25,006	24,464	24,629	24,614

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2003	2002

Cash flows from operating activities:
Net income	$10,891	$9,775
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,043	8,983
Amortization of discount on notes	204	353
Deferred income taxes, net	(83)	1,368
Provision for losses on accounts receivable	5,803	3,685
Loss from sale of assets	67	88
Gain on extinguishment of debt	(306)	(1,280)
Changes in operating assets and liabilities	25,290	(7,218)

Cash provided by operating activities	50,909	15,754

Cash flows from investing activities:
Purchases of property and equipment	(11,088)	(10,314)
Acquisitions of businesses, net of cash acquired	(9,402)	(272)
Proceeds from sales of assets	395	341

Cash used in investing activities	(20,095)	(10,245)

Cash flows from financing activities:
Repayments of long-term debt	(8,536)	(5,949)
Proceeds received from exercise of stock options	712	219

Cash used in financing activities	(7,824)	(5,730)

Increase (decrease) in cash and cash equivalents	$22,990	$(221)

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003
(Unaudited)

Note 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation. Revenues are reported net of provider and gross receipts taxes. For the quarter ended September 30, 2002, provider and gross receipts taxes of $3.5 million were reclassified from facility and program expenses (amounts of $3.5 million, $3.8 million and $3.5 million were reclassified for each of the first, second and fourth quarters of 2002, respectively). Such reclassifications have no effect on previously reported net income or shareholders’ equity.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2002.

Note 2. Long-term Debt

     Long-term debt consists of the following:

	September 30	December 31
	2003	2002

	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Credit facility	—	—
6% convertible subordinated notes due 2004, net of unamortized discount of $434 and $749 in 2003 and 2002	86,617	90,602
5.9% convertible subordinated notes due 2005	12,759	15,613
Obligations under capital leases	1,845	3,717
Notes payable and other	2,561	2,492

	253,782	262,424
Less current portion	2,767	1,301

	$251,015	$261,123

     The following table sets forth the convertible subordinated notes redeemed and resulting gain, which is included in other income:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands)
6% convertible subordinated notes
Face value of notes redeemed	$4,300	$4,609	$4,300	$6,009
Gain recognized	27	1,029	27	1,280

5.9% convertible subordinated notes
Face value of notes redeemed	$552	$—	$2,854	$—
Gain recognized	60	—	279	—

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$3,213	$3,686	$10,891	$9,775

Weighted average number of common shares used in basic earnings per share	24,475	24,418	24,438	24,406
Effect of dilutive securities:
Stock options	531	46	191	208

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	25,006	24,464	24,629	24,614

Basic earnings per share	$0.13	$0.15	$0.45	$0.40

Diluted earnings per share	$0.13	$0.15	$0.44	$0.40

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands)
Convertible subordinated notes	5,251	5,567	5,386	5,709
Stock options	1,990	2,172	2,498	1,809

Note 4. Segment Information

	Disabilities	Youth	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals

			(In thousands)
Three months ended September 30:
2003
Revenues	$187,839	$12,495	$40,174	$—	$240,508
Operating income	15,793	300	4,313	(9,297)	11,109
2002
Revenues	$182,440	$14,091	$36,590	$—	$233,121
Operating income	16,362	407	3,846	(8,999)	11,616

Nine months ended September 30:
2003
Revenues	$552,676	$39,371	$125,298	$—	$717,345
Operating income	49,466	2,242	13,506	(29,851)	35,363
2002
Revenues	$536,521	$42,165	$107,216	$—	$685,902
Operating income	47,613	1,811	11,465	(27,349)	33,540

(1)	All Other operating income is comprised of corporate general and administrative expenses and corporate depreciation and amortization. Additionally, the All Other operating income for the three and nine months ended September 30, 2003 includes a gain on redemption of convertible notes of approximately $0.1 million and $0.3 million, respectively. The All Other operating income for the three and nine months ended September 30, 2002 includes a gain on redemption of convertible notes of approximately $1.0 million and $1.3 million, respectively, and a favorable arbitration award of approximately $0.3 million.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$3,213	$3,686	$10,891	$9,775
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	908	319	2,724	957

Net income, pro forma	$2,305	$3,367	$8,167	$8,818

Basic earnings per share:
As reported	$0.13	$0.15	$0.45	$0.40

Pro forma	$0.09	$0.14	$0.33	$0.36

Diluted earnings per share:
As reported	$0.13	$0.15	$0.44	$0.40

Pro forma	$0.09	$0.14	$0.33	$0.36

Note 6. Legal Proceedings

     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter subsequent motions for summary judgment filed by both AISL and ResCare were denied. The lawsuit is currently on the Court’s December 2003 trial docket, however, we have pending a Motion to Set Pre-Trial Scheduling Conference and Entry of Revised Scheduling Order which, if granted, would postpone the December trial date. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled to occur in March 2002 and December 2002 has been postponed and AISL has since filed a Motion to Amend its Complaint which has not yet been ruled on. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest on $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. We have filed our initial brief with the Court of Appeals and are awaiting a reply from plaintiff. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness. The mental health operation was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the Untied States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the Texas Attorney General intervened in the case and in May 2003, filed under seal, a separate complaint. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public and ordered the lawsuit to proceed. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the lawsuit with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response, we do not believe the ultimate resolution of the lawsuit should have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the lawsuit. Both EduCare and Lexington filed motions for summary judgment. In October 2003, the Court denied EduCare’s Motion and denied in part and granted in part Summary Judgment to Lexington, stating that coverage was excluded from the umbrella policy. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We have made provision in the condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of $1.0 million of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Note 7. Impact of Recently Issued Accounting Standards

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity (VIE) by the primary beneficiary of the entity. The primary beneficiary is the entity that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46 are effective on February 1, 2003 for all variable interest entities created after January 31, 2003; however, for variable interests acquired prior to February 1, 2003, adoption of the guidance has been deferred until periods ending after December 15, 2003. FIN 46 did not have a material impact on our consolidated financial position or results of operations in the first nine months of 2003 for the related FIN 46 provisions effective and adopted February 1, 2003. We are party to various management contracts entered into prior to February 1, 2003 with state agencies or other providers of record that require us to manage the day-to-day operations of facilities or programs. Additionally, we are party to numerous lease arrangements for facilities we operate. We are continuing to evaluate whether any of these management or lease arrangements are VIEs under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. Accordingly, we are currently unable to estimate the impact of adoption of the remaining provisions of FIN 46 on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments including mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. With certain exceptions, most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective as of July 1, 2003. The provisions of SFAS 150 did not have a material impact on our consolidated financial position or results of operations.

Note 8. Related Party Transaction

     Prior to June 1, 2003, a director of ResCare, who was a founder of PeopleServe, Inc., had an interest in partnerships that owned approximately 74 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases were originated by PeopleServe, Inc. prior to 1999 and generally had original terms ranging from 10 to 25 years. These leases were assumed by ResCare in the merger with PeopleServe, Inc. in June 1999. Rental expense under the leases with the ResCare subsidiaries totaled approximately $1.0 million annually. ResCare subsidiaries had guarantee obligations with respect to certain of the indebtedness of the lessor partnerships.

     Effective June 1, 2003, the leases with the partnerships were terminated and new leases were executed. The director maintains a partnership interest in 36 properties which continue to be leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The new leases have initial terms of five years with two five-year renewals. Rental expense under the new leases totals approximately $1.2 million annually. Under the new arrangement, ResCare subsidiaries are released from their guarantee obligations on indebtedness of the prior lessor partnerships.

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

     We operate programs for at-risk and troubled youths through our Alternative Youth Services (AYS) and Youthtrack subsidiaries (Youthtrack). Most of the Youth Services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

     We operate 15 vocational training centers under the federal Job Corps program administered by the United States Department of Labor (DOL). Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

     Our contract at the Earle C. Clements Job Corps center in Morganfield, Kentucky expired on April 30, 2003 and was awarded to another contractor. As a result, revenues from the Clements center decreased approximately $7.4 million and $10.9 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. We do not believe the impact of the loss of the contract will have a material impact on our results of operations, financial condition, liquidity or capital requirements for 2003.

     On March 24, 2003, we were awarded a new contract to operate the Tulsa Job Corps center in Tulsa, Oklahoma effective June 1, 2003. Revenue from this center was $1.8 million and $2.3 million, respectively for the three and nine months ended September 30, 2003 and is expected to be $7 million annually.

     In January 2003, we purchased the assets of the Education and Training division of Arbor, Inc. (Arbor E&T). Arbor E&T operates job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. Funded through more than 80 performance-based or fixed-fee contracts from local and state governments, Arbor E&T employs more than 375 staff, including counselors, trainers, career advisors, and job developers. Based in Media, Pennsylvania, Arbor E&T operates 40 career centers in California, Georgia, New Jersey, New York, and Pennsylvania. Revenue from Arbor E&T for the three and nine months ended September 30, 2003 were $7.3 million and $20.3 million, respectively.

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

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and some of these states have initiated service reductions or rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. However, in certain states, we have been successful in mitigating rate reductions by initiating programmatic changes that produce cost savings. For 2003, we have experienced an aggregate rate decrease for our Disabilities Services division of less than 0.5%.

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

     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models and state budgetary pressures. Our annual insurance costs and self-insured retention limits have risen due in large part to the insurance market.

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

Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 6 to the condensed consolidated financial statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no significant changes to our policy for providing reserves for legal contingencies during 2003.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except for percentages)
Revenues:
Disabilities Services	$187,839	$182,440	$552,676	$536,521
Youth Services	12,495	14,091	39,371	42,165
Training Services	40,174	36,590	125,298	107,216

Consolidated	$240,508	$233,121	$717,345	$685,902

Labor Cost as % of Revenue:
Disabilities Services	63.3%	64.6%	63.0%	64.9%
Youth Services	61.1%	61.8%	59.4%	60.2%
Training Services	52.5%	52.4%	52.9%	51.8%
Consolidated	63.5%	64.4%	63.1%	64.7%

Operating Income:
Disabilities Services	$15,793	$16,362	$49,466	$47,613
Youth Services	300	407	2,242	1,811
Training Services	4,313	3,846	13,506	11,465
Corporate and Other	(9,297)	(8,999)	(29,851)	(27,349)

Consolidated	$11,109	$11,616	$35,363	$33,540

Operating Margin:
Disabilities Services	8.4%	9.0%	9.0%	8.9%
Youth Services	2.4%	2.9%	5.7%	4.3%
Training Services	10.7%	10.5%	10.8%	10.7%

     Consolidated

     Consolidated revenues for the third quarter of 2003 increased 3% over the same period in 2002. For the nine months ended September 30, 2003, revenues increased 5% over the same period in 2002. The increase is attributable primarily to the acquisition of Arbor E&T, opening new homes and growth in our periodic in-home services. We expect to add 163 homes in our Disabilities Services division in 2003 which should result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors,” below.

     Consolidated operating income decreased $0.5 million for the third quarter ended September 30, 2003 compared to the same period in 2002. Impacting this decrease is the gain on redemption of convertible subordinated notes of $1.0 million recognized in the third quarter of 2002 versus a $0.1 million gain for the three months ended September 30, 2003. Operating income for the third quarter of 2003 was also negatively impacted by higher insurance costs of approximately $1.2 million associated with the start of a new policy year as of July 1 and $0.4 million of expenses related to a union settlement. These reductions to operating income were offset to a large extent by continued revenue growth discussed earlier and improved management of controllable expenses, including labor costs. For the nine months ended September 30, 2003 compared to 2002, operating income increased $1.8 million. This is due in large part to the addition of new homes and Arbor E&T, as well as growth in periodic in-home services. This increase was impacted by $1.3 million of gain recognized on the redemption of convertible subordinated notes in 2002 versus a $0.3 million gain in 2003.

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

     As a percentage of total revenues, corporate general and administrative expenses for the third quarter and nine months ended September 30, 2003, were 3.5% and 3.7%, respectively. These percentages decreased compared to the same periods in 2002, again due to improved management of controllable costs.

     Our effective income tax rate was 36.0% for both of the nine months ended September 30, 2003 and 2002. The effective tax rate approximates the statutory rate considering the impact of state taxes and the benefit of jobs credits.

     Disabilities Services

     Disabilities Services revenues for the third quarter and the nine months ended September 30, 2003 as compared to the same periods in 2002 increased by 3%. Revenues increased in 2003 principally from the addition of new homes and growth in our periodic in-home services. The 169 new homes opened since the third quarter of 2002 added $4.7 million and $9.7 million in revenue during the third quarter and the nine months ended September 30, 2003, respectively. The 164 new homes opened in 2002 have generated $5.2 million and $15.5 million for the third quarter and the nine months ended September 30, 2003, respectively. Periodic in-home services revenues increased $3 million from the year earlier quarter and $8 million from the year earlier nine months. Operating margin for this division decreased from 9.0% for the third quarter of 2002 to 8.4% for the same period in 2003. This decrease is primarily a result of higher insurance costs of $1.1 million in the third quarter of 2003 versus the third quarter of 2002 for the policy year commencing July 1, 2003. Growth in margin in the early part of 2003 contributed to an overall operating margin increase from 8.9% to 9.0% for the comparable nine months ended September 30, 2002 versus 2003. The year-to-date increase in operating margin is a result of improved management of controllable costs, including labor costs. Labor costs for this division decreased as a percent of revenues for both the third quarter and nine months ended September 30, 2003 compared to 2002 in part through more effective management of staff, offset to some extent by the effect of wage pass-throughs and the impact of labor for the periodic in-home services unit.

     Youth Services

     Youth Services revenues decreased 11% and 7% for the third quarter and the nine months ended September 30, 2003 compared to the same periods in 2002. These decreases are principally due to bed reductions and rate cuts in certain states. Operating margin for this division decreased from 2.9% in the third quarter of 2002 to 2.4% in the same period in 2003. Although expense reductions are being made to offset a reduced revenue stream, certain mandatory expense levels are required regardless of the number of people served which resulted in a lower operating margin during the third quarter of 2003. However, for the nine months ended September 30, 2002 versus 2003, operating margins improved from 4.3% to 5.7%. Year-to-date results show the positive impact of improved management, service delivery alterations and program closures and consolidations at various operations during 2003.

     Training Services

     Training Services revenues increased 10% and 17% for the third quarter and the nine months ended September 30, 2003, respectively, compared to the same periods in 2002, primarily due to the acquisition of Arbor E&T and increased census and reimbursable expenses at certain Job Corps centers. Operating margin remained relatively stable for this division for both the third quarter and the first nine months of 2003 compared to 2002.

Financial Condition

     Total assets increased 4.4% at September 30, 2003 as compared to December 31, 2002, with variances occurring in several accounts. Although collections of accounts receivable continue to improve, the revenues associated with Arbor E&T resulted in an increase in the net accounts receivable balance. Goodwill increased from the prior year primarily as a result of the Arbor E&T acquisition.

Liquidity and Capital Resources

     For the first nine months of 2003, cash provided by operating activities was $50.9 million compared to $15.8 million for the same period of 2002. The increase in 2003 from 2002 was due primarily to higher profitability in 2003, improvement in the management of trade payables, and refunds of taxes in 2003 versus taxes paid in 2002. Accounts receivable increased period over period due to the addition of Arbor E&T revenues and resulting receivables, contributing to a decrease in operating cash flows. Days revenue in net accounts receivable increased to 48.8 days at September 30, 2003 compared to 48.3 days at December 31, 2002. Net accounts receivable at September 30, 2003 increased to $129.4 million, compared to $124.6 million at December 31, 2002.

     For the first nine months of 2003, cash used in investing activities increased to $20.1 million compared to $10.2 million in the same period of 2002, due principally to the acquisition of Arbor E&T.

     Financing activities for the first nine months of 2003 resulted in the use of cash of $7.8 million compared to $5.7 million in the same period of 2002 related to increased reduction of debt during the period.

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

     As of September 30, 2003, we had no borrowings under our $80 million credit facility with National City Bank (NCB facility). Additionally, there were outstanding letters-of-credit of approximately $43.6 million. As of September 30, 2003, we had approximately $36.4 million available for borrowing under the NCB facility. Of the $95.1 million in cash and cash equivalents at September 30, 2003, $9.0 million was held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may, at the Company’s discretion, be exchanged for a letter-of-credit. Accordingly, the deposit was not considered restricted. The NCB facility expires in September 2004. The facility also contains various financial covenants relating to indebtedness, capital expenditures, acquisitions and dividends and requires us to maintain specified ratios with respect to fixed charge coverage, leverage, cash flow from operations and net worth. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law. We are in compliance with our debt covenants as of September 30, 2003. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     On November 5, 2003, we received a commitment for a new $135 million senior secured credit facility, including a $100 million revolver and a $35 million term loan. We anticipate using existing cash, along with proceeds from the senior secured credit facility, to repay existing subordinated indebtedness, including but not limited to $87 million of our convertible subordinated notes due December 2004. Our participation in the new credit facility and the early redemption of the convertible subordinated notes are subject to conditions that we expect to satisfy.

     We believe sources of funds described above, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending September 30,

Contractual Obligations	Total	2004	2005	2006	2007	Thereafter

Long-term Debt	$251,937	$2,125	$99,664	$30	$33	$150,085
Capital Lease Obligations	1,845	642	264	263	235	441
Operating Leases	136,530	27,070	21,951	17,462	14,240	55,807

Total Contractual Cash Obligations	$390,312	$29,837	$121,879	$17,755	$14,508	$206,333

			Amount of Commitments Expiring per Period
	Total		Twelve Months Ending September 30,
	Amounts
Other Commercial Commitments	Committed	2004	2005	2006	2007	Thereafter

Standby Letters–of-Credit	$43,597	$43,597	—	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 32 states. For the year ending 2003, we experienced an aggregate rate decrease for our Disabilities Services division of less than 0.5%.

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

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program costs for 2003 continued to increase. Our self-insured retentions have also increased. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

     Our financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently utilizing our personnel to manage labor costs. We have substantially completed the new accounts receivable system and an interactive automated time and attendance management system that have improved our management of these functions, improve our collections experience, and reduce our operating expenses. Our financial results and condition may be adversely affected if we do not continue to realize the anticipated benefits from our investment in these new systems.

     Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants contained in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flows from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We can provide no assurance that any refinancing (including the commitment described in “Liquidity and Capital Resources” above) would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

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

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions, on rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. For 2003, we experienced an aggregate decrease for our Disabilities Services division of less than 0.5%.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At September 30, 2003, we had variable rate debt outstanding of approximately $1.8 million which is unchanged from December 31, 2002. Accordingly, we do not presently believe we have material exposure to market risk. Our exposure to market risk may change if we utilize our NCB facility in the future.

Item 4. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the President and Chief Executive Officer (the CEO) and the Chief Financial Officer (the CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, ResCare management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors, that could significantly affect internal controls after the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is incorporated by reference from Note 6 to the condensed consolidated financial statements set forth in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)       The regular meeting of shareholders of Res-Care, Inc. was held in Louisville, Kentucky on August 8, 2003. Represented at the meeting, either in person or by proxy, were 23,209,970 voting shares out of a total of 24,480,557 voting shares outstanding. The matters voted upon at the meeting are described in (c) below.

     (b)       Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s nominees as listed in the proxy statement.

     (c)       Three proposals were submitted to a vote of stockholders as follows:

1.	The stockholders approved the election of three directors in Class II to serve a three-year term as follows:

NOMINEE	FOR	WITHHELD

Seymour L. Bryson	22,000,604	1,209,366
Steven S. Reed	21,914,711	1,295,259
E. Halsey Sandford	21,913,392	1,296,578

2.	To approve the proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003:

Votes For Proposal	23,137,570
Votes Against Proposal	54,510
Votes Abstaining	11,532

3.	To approve a shareholder proposal concerning independence standards for members of the Company’s audit committee:

Votes For Proposal	1,259,599
Votes Against Proposal	17,646,205
Votes Abstaining	2,493

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)	Reports on Form 8-K:

On November 6, 2003, we furnished a Current Report on Form 8-K announcing our financial results for the third quarter ended September 30, 2003 and financing commitment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	November 13, 2003	By: /s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

Date:	November 13, 2003	By: /s/ L. Bryan Shaul

L. Bryan Shaul
Executive Vice President of Finance &
Administration and Chief Financial Officer