Form 10-K
period 2003-12-31
RES CARE INC /KY/
filed 2004-03-15
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _________________ to ___________________

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10140 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 30, 2003, was approximately $110,639,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of February 29, 2004, there were 24,991,468 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2004 annual meeting of shareholders are incorporated by reference into Part III.

PART I

Item 1. Business

General

          Res-Care, Inc. is a human service company that provides residential, therapeutic and educational support to people with developmental or other disabilities, to youth with special needs and to adults who are experiencing barriers to employment. All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

          Our programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD) and disabilities caused by acquired brain injury (ABI), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders; including some who have entered the juvenile justice system. Additionally, since January 2003, we have provided services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees. Because most of our MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, our MR/DD operations have experienced high occupancy rates. Occupancy rates in ABI, youth services and transitional workforce operations are affected by shorter lengths of stay.

          At December 31, 2003, we provided services to approximately 33,000 persons with special needs in 32 states, Washington, D.C., Canada and Puerto Rico. At December 31, 2003, we provided services to approximately 19,000 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, approximately 6,000 disadvantaged youths in federally funded Job Corps centers, approximately 6,000 welfare recipients, young people and people who have been laid-off or have barriers to employment, and approximately 2,000 at-risk and troubled youths in juvenile treatment programs and facilities operated for state and local agencies.

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

          Disabilities Services

          We are the nation’s largest private provider of services for individuals with MR/DD. At December 31, 2003, we served approximately 19,000 individuals in 28 states, Washington, D.C., and Canada. Services are provided mainly in community-based homes operated by ResCare and in the homes of individuals with MR/DD. At December 31, 2003, approximately 95% of the disabilities services clients resided in community settings, either in group homes or in their own or their family’s homes. As of that date, we served approximately 9,000 clients in their family homes. Because most people with MR/DD require services over their entire lives and many states have extensive waiting lists of people requiring services, we have consistently experienced occupancy rates of at least 96% since 1996.

          We provide the following MR/DD services:

•	Periodic In-Home Services. These programs provide customized supports which enable people to live in or return to their homes. Hourly units of service are provided in response to an individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping. Services are provided for persons with developmental disabilities, physical disabilities,

Alzheimer’s disease and related disorders, spinal cord injuries, acquired brain injury, terminal illness and other needs.

•	Group Homes. Our typical group homes are family-style houses in the community where four to eight individuals live together. Well-trained staff provide 24-hour supervision and support. Residents are encouraged to take responsibility for their home, health and hygiene. They are also encouraged to actively take part in community functions.

•	Supported Living. Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of support each week, or they may require services 24 hours a day.

•	Residential Facilities. Our residential facilities serve 10 or more individuals in campus-style settings. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational and Day Activity Programs. These programs offer people with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational programs contract with local industries to provide short or long-term work. Day activity programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.

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

•	Social Skills Training. Social skills training focuses on problem solving, anger management and adaptive skills to enable persons with disabilities to interact with others in the residential setting and in their community. We emphasize contact with the community at-large as appropriate for each individual. The desired outcome is to enable each person to participate in home, family and community life as fully as possible.

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

•	Functional Skills Training. Functional skills training encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

•	Vocational Skills Training and Day Programs. We provide extensive vocational training or specialized day programs for many of the people we support. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as a member of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. We operate such programs and also contract for these services with outside providers. Our philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. People participating in specialized day programs may have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

•	Counseling and Therapy Programs. Our counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with MR/DD or ABI. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies. Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of each person.

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

          Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state, and service type, and have historically been based on a flat-rate system, cost-based reimbursement system, on a per person per diem, or on a unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. Under certain management contracts, we are paid a fixed fee regardless of occupancy levels. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies with respect to Medicaid contracts.

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

          Training Services

          Since 1976, we have been operating programs for disadvantaged youths through the federal Job Corps program administered by the United States Department of Labor (DOL), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults.

          We operate 15 Job Corps centers with a contracted capacity of approximately 6,000 people. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the country and Puerto Rico. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive condition. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

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

          In January 2003, we purchased the assets of the Education and Training division of Arbor, Inc. (Arbor E&T). Arbor E&T operates job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. Arbor E&T is funded through performance-based and fixed-fee contracts from local and state governments and currently operates 30 career centers in eight states. Services provided include skills assessment, motivation enhancement, counseling, case management, job retention and career advancement. Additionally, training programs are offered for job readiness, life skills, basic education, clerical training and computer skills.

Placement programs are also an integral part of the operations, including work-based training, job development and job matching.

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

          The provision of disabilities services is subject to complex and substantial state and federal regulations and we strive to ensure that our internal controls and reporting systems comply with Medicaid and other program requirements, policies and guidelines. We design and implement programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Under the direction of our Compliance department, management and staff keep current with new laws, regulations and policy directives affecting the quality and reimbursement of the services provided.

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

          Our Arbor E&T centers are generally operated under contracts with state and county welfare departments, which are funded through the U.S. Department of Health and Human Services. The centers are operated in leased facilities. Center directors have overall responsibility for day-to-day management of the facility and are assisted by staff members who have specific service responsibilities.

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

          Management Contracts. Management contracts private operators, generally not-for-profit providers who contract with state agencies, typically require us to manage the day-to-day operations of facilities or programs. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Except in West Virginia, in which contracts cover individual homes, most management contracts cover groups of two to 16 facilities. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts provide for working capital advances to the provider of record, subject to the contractual arrangement. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated. We believe our experience in this regard is consistent with the overall experience of other operators in the Disabilities Services business.

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

          We operate 15 Job Corps centers under twelve separate contracts with the DOL. Of the five-year periods covered by our Job Corps contracts, three expire in 2004, five in 2005, one in 2006, one in 2007 and two in 2008. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

          We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several civilian conservation centers not operated by us.

          Arbor E&T Contracts. Contracts for the Arbor E&T centers are awarded pursuant to a bid process. We are reimbursed for all facility and program costs related to the center operations, allowable indirect costs plus a management fee. The contracts vary in duration, currently from six months to 24 months. As of December 31, 2003, we operated under approximately 80 contracts.

Marketing and Development

          Our marketing activities focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of services offered by us, and identifying other providers who may consider a management contract arrangement or other transaction with us.

          Our Development department directs our marketing efforts for Disabilities Services and Youth Services, and assists in marketing efforts for Arbor E&T. Responsibility for marketing activities also extends to other officers of our company and subsidiaries. Marketing activities are reviewed on a regular basis by senior management.

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

          We also seek to identify service needs or possible changes in the service delivery or reimbursement system of governmental entities that may be driven by changes in administrative philosophy, budgetary considerations, pressure or legal actions brought by advocacy groups. As needs or possible changes are identified, we attempt to work with and provide input to the responsible government personnel and to work with provider associations and consumer advocacy groups to this end. If an RFP results from this process, we then determine whether and on what terms we will respond and participate in the competitive process.

          With regard to identifying other providers who may be management contract or other transaction candidates, we attempt to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact by mail, telephone or personal visits and follow up with information packets.

          In some cases, we may be contacted directly and requested to submit proposals or become a provider in order to provide services to address specific problems. These problems may include an emergency takeover of a troubled operation or the need to develop a large number of community placements within a certain time period. Before taking over these operations, which may be financially and/or operationally troubled, the operations must meet specific criteria. These criteria include the ability to “tuck-in” the operations into our existing group home clusters, thereby eliminating general and administrative expenses of the absorbed operations.

Referral Sources

          We receive substantially all of our MR/DD clients from third party referrals. Generally, family members of persons with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Our ABI services receive referrals from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of MR/DD or ABI service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties. We generally receive referrals or placements of individuals to our AYS, Youthtrack and Arbor E&T programs through state or local agencies or entities responsible for such services. Individuals are recruited to our Job Corps programs largely through private contractors. We also have contracts directly with the DOL to recruit students to our own centers. Our reputation and prior experience with agency staff, case workers and others in positions to make referrals to us are important for building and maintaining census in our operations.

Customers

          We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2003, we derived 11% of our revenues under contracts for MR/DD services in Texas and 14% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

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

Competition

          The provision of Disabilities Services, Youth Services and Training Services is subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, not-for-profit entities and governmental agencies.

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

          The Arbor E&T business is also one that other entities may enter without substantial capital investment. The industry is currently served by a small number of large for-profit service providers and several thousand, largely non-profit providers.

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

Insurance

          We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. Our program for professional and general liability coverages provide for a $250,000 deductible per occurrence and claims limits of $4.8 million per occurrence up to a $6.0 million annual aggregate limit. Property insurance coverages include a $100,000 deductible per occurrence. Additionally, the program for auto insurance provides for a deductible of $250,000 per occurrence and claim limits of $2.0 million per occurrence. We are self-insured above these limits. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence and claims up to statutory limits. All of our business insurance programs are due for renewal July 1, 2004. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

          As of December 31, 2003, we employed approximately 29,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 1,200 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

          During 2003, union employees in Ohio and West Virginia voted to ratify a three-year contract with our company, ending more than two years of working without a contract. We believe the contract terms are fair for employees and for our company.

Available Information

          ResCare files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (SEC). These reports are available at the SEC’s website at http://www.sec.gov. Our reports will also be available on our website at http://www.rescare.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also obtain electronic or paper copies of our SEC reports free of charge by contacting our Communications department, 10140 Linn Station Road, Louisville, Kentucky 40223, (telephone) 502-394-2100 or communications@rescare.com.

Item 2. Properties

          As of December 31, 2003, we owned approximately 90 properties and operated facilities and programs at approximately 1,400 leased properties. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

          From time to time, we, or a provider with whom we have a management agreement, may become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues, earnings, and period to period comparisons.

          In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. No decision has been received from the Court. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. ResCare has filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled to occur in March 2002 and December 2002 has been postponed with no new trial date set. The parties are currently in settlement discussions and we have established a reserve in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in an additional material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest of $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. The case has been briefed to the North Carolina Court of Appeals and scheduled for oral argument on March 29, 2004. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the Texas Attorney General intervened in the case and in May 2003, filed under seal, a separate complaint. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the lawsuit with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response, we do not believe the ultimate resolution of the lawsuit will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment which are currently pending before the Court. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of $1.0 million of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court has now denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility. A trial date of February 2004 was cancelled and no new date has been assigned. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $9.4 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

          In February 2002, a lawsuit previously filed in Texas State Court styled PosAbilities, Inc. v. EduCare Community Living Corporation – America, Inc. and Res-Care, Inc. was removed to the United States District Court for the Western District of Texas. In this action, PosAbilities alleges breach of contract, breach of fiduciary duty, fraud and conversion in the performance of administrative services by EduCare and seeks actual damages in excess of $1,000,000 along with unspecified punitive damages and attorney fees. We have filed a counterclaim that proper accounting demonstrates that a substantial liability is owed to EduCare from PosAbilities, and accordingly, at the trial scheduled for March 2004, we will seek to recover from PosAbilities a net amount of approximately $700,000. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

          Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 29, 2004, we had approximately 3,900 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

          The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2003		2002
Quarter Ended	High	Low	High	Low
March 31	3.82	2.50	9.60	6.80
June 30	5.05	2.91	8.95	5.00
September 30	8.75	4.05	6.75	4.72
December 31	9.11	7.00	5.05	2.35

          We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Item 6. Selected Financial Data

          The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

Year Ended December 31
2003	2002	2001	2000	1999
(In thousands, except per share data)
Income Statement Data (1):
Revenues	$961,333	$919,724	$885,715	$858,073	$816,867
Operating income (1)	45,243	28,480	12,773	47,382	38,639
Income (loss) from continuing operations	13,387	2,676	(4,372)	14,176	9,736
Net income (loss) (2)	13,387	2,676	(4,372)	14,176	6,338
Basic earnings (loss) per share:
From continuing operations	$0.55	$0.11	$(0.18)	$0.58	$0.40
Net income (loss)	0.55	0.11	(0.18)	0.58	0.26
Diluted earnings (loss) per share:
From continuing operations	0.54	0.11	(0.18)	0.58	0.39
Net income (loss)	0.54	0.11	(0.18)	0.58	0.25
Other Financial Data:
Depreciation and amortization	$12,254	$11,862	$21,079	$22,308	$21,107
Facility rent (3)	35,362	32,212	29,792	25,136	25,799
Selected Historical Ratios: (4)
Percentage of total debt to total capitalization	49.7%	59.7%	60.8%	60.5%	64.1%
Ratio of earnings to fixed charges	1.6	x	1.1	x	0.8	x	1.8	x	1.7	x
Balance Sheet Data:
Working capital	$71,298	$144,546	$142,877	$122,305	$102,141
Total assets	503,026	546,612	534,936	536,771	523,131
Long-term obligations	184,576	261,123	268,014	269,164	285,039
Total debt, including capital leases	189,685	262,424	269,711	272,277	291,713
Shareholders’ equity	192,291	177,179	174,129	178,123	163,384
Operating Data:
Persons served:
Disabilities Services	19	20	18	17	16
Youth Services	2	2	2	2	2
Training Services	12	7	7	7	6

Total	33	29	27	26	24

(1)	Operating income for the year ended December 31, 2003 includes a charge of $2.2 million ($1.4 million net of tax, or $0.06 per share) related to debt refinancing ($2.5 million, pre-tax charge) and extinguishment of debt ($0.3 million, pre-tax gain). Operating income for the year ended December 31, 2002 includes a charge of $14.8 million ($9.5 million net of tax, or $0.39 per share) related to write-off of accounts receivable in the fourth quarter. In addition, we recorded a charge of $1.5 million ($1.0 million net of tax, or $0.04 per share) for costs associated with an investigation and closure of a portion of a non-core operation. Further, operating income for 2002 includes gains on the extinguishment of debt of $1.3 million ($0.8 million net of tax, or $0.03 per share). Operating income for the year ended December 31, 2001 includes a restructuring charge of approximately $1.6 million ($0.9 million net of tax, or $0.04 per share) for costs associated with the exit from Tennessee. In addition, we recorded a charge of $22.0 million ($13.2 million net of tax, or $0.54 per share) related to additional reserves for accounts receivable and insurance claims. Operating income for the year ended December 31, 2000 includes the following: (1) a charge of $1.8 million ($1.1 million net of tax, or $0.04 per share) related to the write-off of costs associated with the terminated management-led buyout, (2) a charge of $1.7 million ($1.0 million net of tax, or $0.04 per share) related to our 2000 restructuring plan and (3) a charge of $0.6 million for the settlement of a lawsuit. Operating income for 1999 includes the following: (1) an additional reserve for doubtful accounts of $8.0 million, (2) a charge of $2.5 million related to higher medical claims costs and (3) a charge of $20.5 million ($13.7 million net of tax, or $0.55 per share) recorded in connection with the PeopleServe merger.

(2)	Net income for 1999 includes a charge of $3.9 million ($0.16 per share) for the cumulative effect of the adoption of Statement of Position 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1999. Net income also includes a gain recognized on the sale of a discontinued operation of $0.5 million in 1999 ($0.02 per share).

(3)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand ResCare. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A. MD&A includes the following sections:

•	Our Business - a general description of our business and the services we provide.

•	Application of Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

•	Recent Developments - a discussion of material events subsequent to December 31, 2003.

•	Year in Review - highlights of the past year.

•	Results of Operations - an analysis of our consolidated results of operations for the three years presented including analysis of our operating segments.

•	Financial Condition, Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations, Commitments and Off-Balance Sheet Arrangements - a tabular presentation of our contractual obligations and commitments for future periods and disclosure of off-balance sheet transactions and interests.

•	Impact of Recently Issued Accounting Standards

•	Certain Risk Factors - a discussion of various factors and forces that may impact future performance and results.

•	Forward-Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from historical results or our current expectations or projections.

Our Business

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

          Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.

          We operate programs for at-risk and troubled youths through our AYS and Youthtrack subsidiaries. Most of the Youth Services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

          We operate 15 vocational training centers under the federal Job Corps program administered by the DOL. Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

          In January 2003, we purchased the assets of Arbor E&T. Arbor E&T operates job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. Funded through approximately 80 performance-based or fixed-fee contracts from local and state governments, Arbor E&T employs more than 375 staff, including counselors, trainers, career advisors, and job developers. Based in Media, Pennsylvania, Arbor E&T operates 30 career centers in California, Georgia, New Jersey, New York, Pennsylvania, Virginia, Washington and West Virginia.

Application of Critical Accounting Policies

          Our discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Reserves for Insurance Risks

          We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% and 8% at December 31, 2003 and 2002, respectively. The decrease in the discount rate between years is attributable to the overall decrease in treasury rates. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known.

Legal Contingencies

          We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 14 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

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

Goodwill

          With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted average of discounted cash flows and comparative market multiples in the current market conditions.

          Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2003 and 2002 was 8.6% and 7.0%, respectively. A variance in the discount rate could have a significant impact on the impairment analysis. For example, a 1% increase in the discount rate would decrease the fair value of the reporting unit by $16 million, $1 million and $3 million for the Disabilities, Youth and Training Services reporting units, respectively, whereas a 1% decrease in the discount rate would increase the fair value by $24 million, $1 million and $5 million, respectively. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

Revenue Recognition

          Disabilities Services. Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

          Youth Services. Juvenile treatment revenues are derived primarily from contracts with state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates. Revenue is recognized in the period services are rendered.

          Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers and with local and state governments for Arbor E&T. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

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

Recent Developments

          On March 10, 2004, we announced that Onex Partners LP has agreed to purchase $50.5 million of newly issued convertible preferred stock. We plan to use the proceeds to fund future growth opportunities. The transaction is expected to close in the third quarter of 2004, subject to regulatory and shareholder approvals, as may be determined. In a related transaction, Onex Partners also agreed to purchase 3.7 million common shares from our company’s founder, James R. Fornear, and two other insiders upon the closing of preferred stock sale. As a result of these transactions, Onex Partners would hold approximately 30% of the voting rights of our company.

          The preferred shares will be convertible into approximately 4.8 million shares of ResCare common stock based upon a $10.50 value per common share. The preferred shares will have voting rights based upon the initial conversion ratio. Under the terms of the transaction, Onex Partners will have the ongoing right to elect two Onex representatives to our nine member Board of Directors and the right also to appoint two additional independent directors to vacancies on the Board. The four new directors will replace four retiring Board members.

          Onex Partners LP is controlled by Onex Corporation, a diversified company with annual consolidated revenues of approximately $14 billion and consolidated assets of approximately $12 billion. Onex shares trade on the Toronto Stock Exchange under the stock symbol OCX.

Year in Review

          Despite challenging budgetary issues at the state level, during 2003 we improved services, profitability and our balance sheet, and also added 166 new homes. We continued to manage costs and exercise fiscal discipline. Revenues for the year were $961.3 million and net income was $13.4 million, or $0.54 per diluted share. These items are discussed in more detail in the following sections of the MD&A.

          The following highlights some of the events of the past year that reflect our progress:

•	On December 31, 2003, we completed an agreement for a $135 million senior secured credit facility and the redemption of our 6% convertible subordinated notes due December 2004. This senior credit facility replaces the previously held $80 million credit facility. The new credit facility includes a $100 million revolver and a $35 million term loan and is due in January 2008. The revolver has a $65 million sub-limit for letters of credit. The new credit facility is subject to certain covenants including maintaining certain leverage and fixed charge coverage ratios.

•	As discussed above, in December 2003, we formally issued the notice to call the 6% convertible subordinated notes, all of which were redeemed by the trustee on January 12, 2004. We funded the redemption and were relieved as primary obligor on December 31, 2003, with $22 million from the term loan, and the remainder from cash on hand. We recorded a pre-tax charge of $2.5 million, or $0.07 per share, in the fourth quarter of 2003 related to the refinancing of the credit facility and redemption of the 6% convertible subordinated notes, including the write-off of unamortized debt issuance costs, premiums paid to noteholders for early redemption, and costs of a related consent solicitation.

•	Our operational performance continues to be enhanced by the acquisition of Arbor E&T, which we completed in the first quarter. This business generated approximately $30 million in revenues in 2003.

•	The 166 new homes added during 2003 generated revenues for 2003 of approximately $12.7 million. The new homes opened in 2002 added approximately $20.7 million of revenue in 2003.

•	Training Services was awarded a $32 million contract by the U.S. Department of Labor to continue operating the Pittsburgh Job Corps Center in Pittsburgh, Pennsylvania. The term of the contract is January 1, 2004, to December 31, 2005, with three one-year options for renewal.

•	Training Services was awarded a new contract to operate the Tulsa Job Corps center in Tulsa, Oklahoma effective June 1, 2003. Annual revenue from this center is expected to be $7 million.

•	Our contract at the Earle C. Clements Job Corps center in Morganfield, Kentucky expired on April 30, 2003 and was awarded to another contractor. Annual revenues related to this contract were $28 million.

•	During the year, an additional 900 people were added to ResCare’s disabilities services, most of whom were previously served by financially distressed providers who were unable to continue their support. These 15 tuck-in acquisitions represent approximately $11 million in annualized revenues.

•	Union employees in Ohio and West Virginia voted to ratify a three-year contract with our company, ending more than two years of working without a contract. We believe the contract terms are fair for employees and for our company.

•	Although the outcome of the state budgetary process is difficult to predict, we expect reimbursement rates for 2004 to remain consistent with 2003 rates versus an overall rate decrease in 2003 of approximately 0.3% from 2002 levels.

•	Workers’ compensation rates increased approximately 15% in 2003 over 2002 on our annual renewal date of July 1.

Results of Operations

	Year Ended December 31
	2003	2002	2001
	(Dollars in thousands)
Revenues:
Disabilities Services	$740,305	$717,335	$690,187
Youth Services	52,120	55,975	58,874
Training Services	168,908	146,414	136,654

Consolidated	$961,333	$919,724	$885,715

Labor Cost as % of Revenue:
Disabilities Services	63.1%	63.6%	63.1%
Youth Services	59.6%	59.7%	58.6%
Training Services	52.1%	51.9%	49.9%
Consolidated	62.9%	63.5%	62.2%
Operating Income:
Disabilities Services	$67,019	$47,983	$35,470
Youth Services	2,660	1,996	691
Training Services	18,750	15,367	14,192
Corporate and Other	(43,186)	(36,866)	(37,580)

Consolidated	$45,243	$28,480	$12,773

Operating Margin:
Disabilities Services	9.1%	6.7%	5.1%
Youth Services	5.1%	3.6%	1.2%
Training Services	11.1%	10.5%	10.4%

          Management uses operating income before the specified items noted in the table below, among other standards, to measure operating performance. We have added this information because we believe it assists in understanding our results of operations on a comparative basis. This supplements, and is not intended to represent a measure of performance in accordance with disclosures required by GAAP. A reconciliation of operating income before the specified items to operating income as reported under GAAP follows.

	Year Ended December 31
	2003	2002	2001
	(Dollars in thousands)
Operating income, before specified items:
Disabilities Services	$67,019	$63,643	$63,312
Youth Services	2,660	2,572	2,379
Training Services	18,750	15,367	14,608
Corporate and Other	(40,947)	(38,139)	(35,904)

Consolidated	$47,482	$43,443	$44,395

Operating income, as reported	$45,243	$28,480	$12,773
Specified items:
Refinancing charge	2,545	—	—
Gains on debt extinguishment	(306)	(1,277)	—
Write-off of doubtful accounts receivable	—	14,764	15,500
Non-core operation costs	—	1,476	—
Accrual for workers’ compensation	—	—	6,500
Closure charge	—	—	1,595
Amortization of goodwill	—	—	8,027

Operating income, before specified items	$47,482	$43,443	$44,395

          During the periods presented, we recorded the following items. These specified items are broken out in the table below to more clearly provide a basis for comparison between periods.

				Diluted
		Operating	Net	Earnings
	Statement of Income	Income	Income	per Share
	Line Item Impacted	Impact	Impact	Impact
	(In thousands, except per share data)
Year Ended December 31, 2003:
Refinancing charge(1)	Other operating expense	$(2,545)	$(1,629)	$(0.07)
Gains on debt extinguishment(2)	Other operating income	306	196	0.01

		$(2,239)	$(1,433)	$(0.06)

Year Ended December 31, 2002:
Write-off of doubtful accounts receivable(3)	Facility and program expenses	$(14,764)	$(9,522)	$(0.39)
Costs associated with non-core operation(4)	Facility and program expenses	(1,476)	(952)	(0.04)
Gains on debt extinguishment(5)	Other operating income	1,277	823	0.04

		$(14,963)	$(9,651)	$(0.39)

Year Ended December 31, 2001:
Allowance for doubtful accounts receivable(6)	Facility and program expenses	$(15,500)	$(9,319)	$(0.38)
Accrual for workers’ compensation(7)	Facility and program expenses	(6,500)	(3,908)	(0.16)
Amortization of goodwill(8)	Depreciation and amortization	(8,027)	(6,262)	(0.26)
Closure charge(9)	Other operating expense	(1,595)	(901)	(0.04)

		$(31,622)	$(20,390)	$(0.84)

(1)	-	We recorded a pre-tax charge of $2.5 million related to the refinancing and redemption of our 6% convertible subordinated notes, including write-off of unamortized debt issuance costs, premiums paid to note holders for early redemption, and costs of a related consent solicitation.

(2)	-	During 2003, we completed transactions to redeem $4.3 million and $2.9 million of our 6% and 5.9% convertible subordinated notes, respectively, resulting in gains on extinguishment of debt of $0.3 million.

(3)	-	The $14.8 million accounts receivable write-off in the fourth quarter of 2002 eliminates substantially all trade receivables with dates of service 2000 and before. We wrote off the amounts after consideration of the deterioration in various states’ budgets and the resulting impact on opportunities for collection.

(4)	-	The non-core operation charge relates to costs associated with an investigation and closure of certain units of a non-core operation which provides skills training to persons with severe mental illness in Texas. The mental health operation was managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division.

(5)	-	During 2002, we completed transactions to redeem $6.0 million of the 6% convertible subordinated notes resulting in gains on extinguishment of debt of approximately $1.3 million.

(6)	-	In the fourth quarter of 2001, we recorded an additional reserve for losses on accounts receivable of $15.5 million as a result of information obtained during the implementation of the new accounts receivable information system.

(7)	-	In the fourth quarter of 2001, we recorded an additional provision for insurance claims for workers’ compensation of $6.5 million based on actuarial studies of our claims experience.

(8)	-	Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, and are no longer amortizing goodwill.

(9)	-	In the first quarter of 2001, we recorded a charge of $1.6 million related to the write-off of assets and costs associated with the cessation of certain operations in Tennessee.

     Consolidated

          Consolidated revenues for 2003 increased 5% over 2002, attributable primarily to the acquisition of Arbor E&T, the 166 new homes added in 2003, full year impact of the 164 new homes added in 2002, and the continued growth in our periodic in-home services offset by overall rate decreases of approximately 0.3% and the loss of the Clements Job Corps contract. Revenues grew 4% in 2002 over 2001 resulting primarily from the growth in our periodic in-home services and 164 homes opened during 2002.

          Operating income increased to $45.2 million in 2003 from $28.5 million in 2002 due primarily to $15.0 million of charges taken in 2002 as previously described and as a result of the 2003 Arbor E&T acquisition which added approximately $3.5 million of operating income.

          Similarly, operating income increased to $28.5 million in 2002 from $12.8 million in 2001 due primarily to charges that were present in 2001 but not in 2002. Additionally, 2001 operating income was impacted by $8.0 million of goodwill amortization which was not present in 2002. Lastly, our operating results for 2002 as compared to 2001 reflect the cost pressures from a competitive labor market in certain regions. We had several initiatives to manage these labor cost pressures, including enhanced recruitment and retention programs in order to reduce the need for overtime and temporary staffing, evaluating and monitoring staff patterns and negotiating improved reimbursement rates from certain states. Additionally, we substantially completed deployment of an automated time and attendance management system which enabled us to more efficiently staff our facilities and monitor staffing, resulting in reduced overtime and temporary staffing. Labor costs as a percentage of revenue increased in 2002 compared to 2001 due to the effect of wage pass-throughs and growth in periodic in-home services.

          As a percentage of total revenues, corporate general and administrative expenses remained fairly consistent at 3.8% in 2003, 3.9% in 2002 and 3.8% in 2001 due to continued cost containment measures including restrictions on non-essential expenses.

          Depreciation and amortization decreased significantly in 2003 and 2002 compared to 2001 primarily as we no longer amortize goodwill. Goodwill amortization was $8.0 million in 2001.

          Interest expense decreased $0.3 million in 2003 compared to an increase of $5.3 million in 2002. The increase in 2002 compared to 2001 is due principally to a full year of interest on the senior notes issued in November 2001.

          Our effective income tax rates were 36.0%, 36.0% and 30.5% in 2003, 2002 and 2001, respectively. The effective tax rates in 2003 and 2002 approximated the statutory rate considering the impact of state taxes and the benefit of jobs credits. The lower rate in 2001 is attributable to a reported loss combined with a fixed level of nondeductible goodwill amortization.

          Disabilities Services

          Disabilities Services revenues increased 3% in 2003 over 2002 compared to a 4% increase in 2002 over 2001. Revenues increased in 2003 from the addition of 164 new homes added throughout 2002, the 166 new homes added throughout 2003 and growth in our periodic in-home services. Revenues increased in 2002 over 2001 due primarily to the addition of 164 new homes and periodic in-home services growth. Operating margin for this division increased from 6.7% in 2002 to 9.0% in 2003, due primarily to the effect of the write-off of doubtful accounts receivable of $14.2 million applicable to this division in 2002.

          Youth Services

          Youth Services revenues decreased 7% in 2003 over 2002 and 5% in 2002 over 2001, resulting primarily from reduced revenues at certain Youthtrack operations. Operating margin for this division increased to 5.1% in 2003 from 3.6% in 2002 and from 1.2% in 2001, due in part to the workers’ compensation charge of $0.6 million applicable to this division in 2001, as well as the closure of under-performing programs during 2003 and 2002. Before these specified items, operating margin was 5.1% in 2003, 4.6% in 2002 and 4.0% in 2001. Improved management and the closure of under-performing programs during 2003 and 2002 resulted in increased margins before specified items. We believe the reductions reflect the funding priorities of these states in response to budgetary pressures.

          Training Services

          Training Services revenues increased 15% in 2003 over 2002 and 7% in 2002 over 2001. The primary source of the 2003 increase is the addition of Arbor E&T and the Tulsa Job Corps contract which contributed approximately $30 million and $4 million, respectively, in revenues in 2003. This increase was partially offset by the loss of the Clements Job Corps contract which contributed incremental revenue in 2002 of approximately $19 million. Operating margin for this division was 11.1% compared to relatively stable margins of 10.5% in 2002 and 10.4% in 2001. Again, the primary driver of the 2003 increase was Arbor E&T.

Financial Condition, Liquidity and Capital Resources

          Total assets decreased 8% in 2003 as compared to 2002 primarily due to the use of cash on hand of approximately $68 million for the redemption of the 6% convertible subordinated notes. This was somewhat offset by increases in accounts receivable due to the growth in revenues and additions to goodwill related to the Arbor E&T purchase.

          During the year ended December 31, 2003, cash provided by operating activities was $51.5 million compared to $36.0 million for 2002 and $11.9 million for 2001. The increase in 2003 from 2002 was due primarily to tax refunds of $11.6 million, higher profitability and strong cash collections. The increase in 2002 from 2001 was related primarily to higher profitability, less tax expenditures, and improved cash collections.

          Days revenue in net accounts receivable were 48 days at December 31, 2003, compared to 48 days at December 31, 2002 and 53 days at December 31, 2001. Net accounts receivable at December 31, 2003 increased to $129.2 million, compared to $124.6 million at December 31, 2002 and $132.2 million at December 31, 2001. The increase in 2003 over 2002 relates to the overall increase in revenues including the addition of Arbor E&T. The improvement in 2002 over 2001 reflects the fourth quarter write-off of $14.8 million recorded in 2002 and improved collections. Of the total net accounts receivable balance at December 31, 2003 and 2002, approximately 7% and 5%, respectively, were greater than 360 days.

          During the years ended December 31, 2003 and 2002, cash used in investing activities was $23.5 million and $16.1 million, respectively, primarily for purchases of property and equipment, while in 2001, cash provided by investing activities was $16.9 million. Cash provided by investing activities in 2001 resulted primarily from the sale and leaseback of certain of our owned properties with cash proceeds of $26.3 million. Proceeds from these activities were used primarily to pay down amounts owed under our previous credit facility. Maintenance capital expenditures remained relatively constant at approximately 1% of total revenues.

          Financing activities for 2003 resulted in the use of cash of $76.6 million, primarily related to the redemption of the 6% convertible subordinated notes offset by the draw down of $22 million from the term loan. Financing activities for 2002 resulted in the use of cash amounting to $6.8 million, primarily related to the redemption of debt during the year. Financing activities used cash of $3.3 million in 2001 reflecting pay downs of the credit facility from the sale-leaseback proceeds.

          Our capital requirements relate primarily to the working capital needed for general corporate purposes and our plans to expand through the development of new facilities and programs. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility.

          On December 31, 2003, we completed an agreement for a $135 million senior credit facility and the redemption of our 6% convertible subordinated notes due December 2004. This senior credit facility replaces the previously held $80 million credit facility with National City Bank (NCB facility) and matures in January 2008. Bank One Capital Markets led the syndication for the senior credit facility, which includes a $100 million revolver and a $35 million term loan. The revolver includes a $65 million sub-limit for letters of credit. In December, we formally issued the notice to call the 6% convertible subordinated notes, which were redeemed by the trustee on January 12, 2004. We funded the redemption and were relieved as primary obligor on December 31, 2003, with $22 million from the term loan and the remainder from cash on hand. The balance of the term loan facility is undrawn. As of December 31, 2003, we had irrevocable standby letters of credit in the principal amount of $41.7 million issued primarily in connection with our insurance programs. As of December 31, 2003, we had $46.2 million available under the revolver as our borrowing base under the revolver was $87.9 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of December 31, 2003. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

          As of December 31, 2003 and 2002, included in our cash and cash equivalents balance is $9.0 million and $5.0 million, respectively, of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may at our discretion be exchanged for a letter of credit.

          We believe sources of funds described above, in addition to cash generated from operations and amounts remaining available under our credit facility, will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

          Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
					2009 and
Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Long-term Debt	$185,611	$3,857	$20,140	$161,571	$43
Capital Lease Obligations	4,074	1,252	2,187	382	253
Operating Leases	156,347	30,264	48,974	31,938	45,171
Purchase Contracts	—	—	—	—	—
Total Contractual Cash Obligations	$346,032	$35,373	$71,301	$193,891	$45,467

	Amount of Commitments Expiring per Period
Other Commercial Commitments	Total Amounts Committed	2004	2005-2006	2007-2008	2009 and Thereafter
Standby Letters–of-Credit	$41,654	$41,654	—	—	—

          In accordance with the definition under Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments;

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

          The Company owns 40% equity and voting interest in one of Alutiiq LLC’s (Alutiiq) subsidiaries, Alutiiq Professional Services, LLC (APS). Since the purchase of the minority interest of APS in 2001, we have treated the entity as an equity investment, recognizing 40% of the entity’s earnings as additional revenue (less than $0.1 million for all years presented). Conversely, Alutiiq continues to consolidate APS and recognize an offsetting minority interest for our portion of APS’s earnings. Management evaluated APS in light of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as restated in December 2003, and concluded that although APS is considered a variable interest entity, Alutiiq is the primary beneficiary. Accordingly, we continue to record 40% interest in APS’s net income or loss. There were no other significant off-balance sheet transactions or interests.

Impact of Recently Issued Accounting Standards

          See Note 1 to the Notes to Consolidated Financial Statements.

Certain Risk Factors

          We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation. The loss of, or reduction of, reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 32 states. For the year ended 2003, we experienced an aggregate rate decrease for our Disabilities Services division of approximately 0.3%.

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

          Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, securing documentation timely and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

          The collection of accounts receivable is a significant management challenge and requires continual focus. Prior to 2002, many of our accounts receivable controls were managed through manual procedures. We have expended significant effort and resources to implement a new accounts receivable system which was substantially in place at the end of 2002. The limitations of some state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new system. We must maintain or continue to improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

          Our financial results depend on timely billing of payor agencies, effectively managing collections, and efficiently utilizing our personnel to manage labor costs. We have completed the new accounts receivable system and interactive automated time and attendance management system that have improved our management of these functions resulting in improved collections and reductions in operating expenses.

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

          We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) could increase potential penalties. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

          Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions, or rate freezes and/or rate reductions. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. However, in certain states, we have been successful in mitigating rate reductions by initiating programmatic changes that produce cost savings. For 2003, we experienced an aggregate rate decrease for our Disabilities Services division of approximately 0.3%.

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

          Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other acts of God. Our annual insurance costs and self-insured retention limits have risen due in large part to the insurance market.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2003, we had variable rate debt outstanding of approximately $22.0 million as compared to $2.0 million outstanding at December 31, 2002. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of December 31, 2003, would increase interest expense approximately $0.2 million annually.

Item 8. Financial Statements and Supplementary Data

          Refer to pages F-1 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

          ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services.

          The information required by these Items is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

          We have adopted a code of ethics applicable to the chief executive officer, chief financial officer and controller. We plan to post the Code of Ethics on our website. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on our website at http://www.rescare.com. We will provide to any person without charge, upon request, a copy of the Code of Ethics. You can request a copy by contacting our Communications department, 10140 Linn Station Road, Louisville, Kentucky 40223, (telephone) 502-394-2100 or communications@rescare.com.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)(1)      Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)	All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(2)     Index to Exhibits:

3.1	Amended and Restated Articles of Incorporation of the Company dated December 18, 1992 incorporating the Amendment to
   Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Company’s Annual Report on Form 10-K for
the year ended December 31, 1998 is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of the Company. Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

4.1	Indenture dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and National City Bank, as trustee, relating to the Company’s $150,000,000 10 5/8% Senior Notes due 2008. Exhibit 99.3 to the Company’s Current Report on Form 8-K
dated November 20, 2001, is hereby incorporated by reference.

4.2	Instrument of Resignation, Appointment and Acceptance dated February 12, 2002, by and among Res-Care, Inc., National City Bank and Wells Fargo Bank Minnesota, National Association. Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference.

4.3	Article VI of the Amended and Restated Articles of Incorporation of the Company included in Exhibit 3.1.

4.4
Preferred Stock Purchase Agreement, dated as of March 10, 2004, by and between Res-Care, Inc., a Kentucky corporation, and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, Res-Care Executive Investco LLC. (filed herewith)

4.5	Form of Articles of Amendment to the Articles of Incorporation of Res-Care, Inc. creating Series A Preferred Stock. (filed herewith)

(a)(2) Index to Exhibits (continued):

4.6
Form of Registration Rights Agreement by and among Res-Care, Inc. and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, and Res-Care Executive Investco LLC dated as of March 10, 2004. (filed herewith)

4.7
Statement of Additional Terms and Conditions dated as of March 15, 1998 relating to $22,000,000 of 5.9% Convertible Subordinated Notes due 2005. Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 is hereby incorporated by reference.

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

10.7
Amendment to Employment Agreement between the Company and Ronald G. Geary dated as of October 26, 1995, and amended December 31, 2002. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.8	Res-Care, Inc. 2000 Stock Option and Incentive Compensation Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.9	Res-Care, Inc. 2000 Nonemployee Directors Stock Ownership Incentive Plan. Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.10
Amendment to Employment Agreement between the Company and Ralph G. Gronefeld, Jr., dated February 14, 2001 and amended April 23, 2003. Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.11
Employment Agreement between the Company and Vincent F. Doran, dated August 1, 2000. Exhibit 10.11 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference.

10.12
Amendment to Employment Agreement between the Company and Paul G. Dunn, dated February 14, 2001 and amended April 23, 2003. Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

(a)(2) Index to Exhibits (continued):

10.13
Amendment to Employment Agreement between the Company and L. Bryan Shaul, dated February 16, 2001 and amended April 23, 2003. Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.14
Amendment to Employment Agreement between the Company and Katherine W. Gilchrist, dated January 25, 2001 and amended April 23, 2003. Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.15
Amendment to Employment Agreement between the Company and William J Ballard, dated December 31, 2002 and amended April 23, 2003. Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.16
Credit Agreement dated as of December 31, 2003, among Res-Care, Inc. as Borrowers and the lenders named therein as the Lenders, Bank One, NA, as Administrative Agent , Merrill Lynch Capital and National City Bank of Kentucky as syndication agents and General Electric Capital Corporation as documentation agent. (filed herewith)

21.1	Subsidiaries of the Company. (filed herewith)

23.1	Consent of Independent Auditors. (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     On January 14, 2004, we filed a Current Report on Form 8-K announcing the closing of our new $135 million senior secured credit facility on December 31, 2003 and the redemption of our 6% Convertible Subordinated Notes due December 2004.

     On February 25, 2004, we filed a Current Report on Form 8-K announcing our financial results for the fourth quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date: March 15, 2004	By:	/s/ Ronald G. Geary

Ronald G. Geary Chairman of the Board, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald G. Geary	Chairman of the Board, President, Chief	March 15, 2004
Executive Officer and Director (Principal Executive Officer)
Ronald G. Geary

/s/ L. Bryan Shaul	Executive Vice President Finance and	March 15, 2004
Administration and Chief Financial Officer
L. Bryan Shaul

/s/ Seymour L. Bryson	Director	March 15, 2004

Seymour L. Bryson

/s/ James R. Fornear	Director	March 15, 2004

James R. Fornear

/s/ Olivia F. Kirtley	Director	March 15, 2004

Olivia F. Kirtley

/s/ Spiro B. Mitsos	Director	March 15, 2004

Spiro B. Mitsos

/s/ Vincent D. Pettinelli	Director	March 15, 2004

Vincent D. Pettinelli

/s/ Michael J. Foster	Director	March 15, 2004

Michael J. Foster

/s/ E. Halsey Sandford	Director	March 15, 2004

E. Halsey Sandford

/s/ Steven S. Reed	Director	March 15, 2004

Steven S. Reed

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Res-Care, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP

Louisville, Kentucky
February 24, 2004, except as to Note 16
    which is as of March 10, 2004

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands, except share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,440	$72,089
Accounts receivable, net of allowance for doubtful accounts of $9,464 in 2003 and $7,665 in 2002	129,199	124,609
Deferred income taxes	18,115	16,621
Prepaid expenses and other current assets	10,178	16,102
Refundable income taxes	439	11,890

Total current assets	181,371	241,311

Property and equipment, net	68,422	61,668
Goodwill	230,306	218,256
Other assets	22,927	25,377

	$503,026	$546,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,985	$33,957
Accrued expenses	66,979	61,507
Current portion of long-term debt	3,857	329
Current portion of obligations under capital leases	1,252	972

Total current liabilities	110,073	96,765

Long-term liabilities	791	84
Long-term debt	181,754	258,378
Obligations under capital leases	2,822	2,745
Deferred gains	5,471	5,769
Deferred income taxes	9,824	5,692

Total liabilities	310,735	369,433

Commitments and contingencies
Shareholders’ equity:
Preferred shares, no par value, authorized 1,000,000 shares, no shares issued or outstanding	—	—
Common stock, no par value, authorized 40,000,000 shares, issued 28,723,857 in 2003 and 2002, outstanding 24,775,029 shares in 2003 and 24,418,336 shares in 2002	48,135	47,904
Additional paid-in capital	31,114	29,620
Retained earnings	113,042	99,655

Total shareholders’ equity	192,291	177,179

	$503,026	$546,612

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	2003	2002	2001

Revenues	$961,333	$919,724	$885,715
Facility and program expenses	865,461	845,316	817,754

Facility and program contribution	95,872	74,408	67,961
Operating expenses (income):
Corporate general and administrative	36,188	35,410	33,390
Depreciation and amortization	12,254	11,862	21,079
Other operating expenses (income)	2,187	(1,344)	719

Total operating expenses	50,629	45,928	55,188

Operating income	45,243	28,480	12,773
Other expenses (income):
Interest expense	25,773	26,073	20,815
Interest income	(1,447)	(1,775)	(1,754)

Total other expenses	24,326	24,298	19,061

Income (loss) before income taxes	20,917	4,182	(6,288)
Income tax expense (benefit)	7,530	1,506	(1,916)

Net income (loss)	$13,387	$2,676	$(4,372)

Basic earnings (loss) per share	$0.55	$0.11	$(0.18)

Diluted earnings (loss) per share	$0.54	$0.11	$(0.18)

Weighted average number of common shares:
Basic	24,500	24,409	24,357
Diluted	24,801	24,550	24,357

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2000	24,318	$47,833	$28,939	$101,351	$178,123
Net loss	—	—	—	(4,372)	(4,372)
Exercise of stock options, including related tax benefit	57	37	341	—	378

Balance at December 31, 2001	24,375	47,870	29,280	96,979	174,129
Net income	—	—	—	2,676	2,676
Exercise of stock options, including related tax benefit	43	34	340	—	374

Balance at December 31, 2002	24,418	47,904	29,620	99,655	177,179
Net income	—	—	—	13,387	13,387
Exercise of stock options, including related tax benefit	357	231	1,494	—	1,725

Balance at December 31, 2003	24,775	$48,135	$31,114	$113,042	$192,291

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Operating activities:
Net income (loss)	$13,387	$2,676	$(4,372)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,254	11,862	21,079
Amortization of discount and deferred debt issuance costs on notes	1,908	456	519
Deferred income taxes, net	2,638	10,383	(7,131)
Provision for losses on accounts receivable	7,328	19,566	19,293
Loss (gain) on extinguishment of debt	1,330	(1,280)	3
Tax benefit from exercise of stock options	417	155	32
Loss on sale of assets	195	142	59
Closure charge	—	—	1,465
Changes in operating assets and liabilities:
Accounts receivable	(11,918)	(7,856)	(11,138)
Prepaid expenses and other current assets	3,641	51	(1,193)
Other assets	(367)	(282)	(5,699)
Accounts payable	4,028	2,153	4,341
Accrued expenses	5,499	10,774	2,331
Deferred gains	(1,028)	(1,470)	(1,920)
Accrued income taxes	11,451	(11,192)	(2,673)
Long-term liabilities	707	(158)	(3,047)

Cash provided by operating activities	51,470	35,980	11,949

Investing activities:
Purchases of property and equipment	(14,141)	(13,692)	(9,323)
Acquisitions of businesses, net of cash acquired	(9,758)	(2,782)	—
Proceeds from sale of assets	405	341	26,261

Cash (used in) provided by investing activities	(23,494)	(16,133)	16,938

Financing activities:
Net repayments under notes payable to bank	—	—	(130,000)
Repayments of long-term debt	(95,877)	(5,679)	—
Borrowings of long-term debt, net	20,351	—	127,189
Net payments on obligations under capital leases	(2,407)	(1,295)	(841)
Proceeds received from exercise of stock options	1,308	219	347

Cash used in financing activities	(76,625)	(6,755)	(3,305)

(Decrease) increase in cash and cash equivalents	(48,649)	13,092	25,582
Cash and cash equivalents at beginning of year	72,089	58,997	33,415

Cash and cash equivalents at end of year	$23,440	$72,089	$58,997

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$26,863	$25,873	$19,929
Income taxes (net of refunds of $11.6 million, $1.0 million and $0.2 million, respectively)	(6,563)	3,151	9,235
Supplemental Schedule of Non-cash Investing and Financing Activities:
Capital lease obligations incurred in connection with asset acquisition	2,897	511	876
Capital lease obligations converted to operating leases	1,767	—	3,891
Account receivable converted to note receivable	875	—	—

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

     Revenue Recognition

     Disabilities Services: Revenues are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

     Youth Services: Juvenile treatment revenues are derived primarily from state-awarded contracts from state agencies under various reimbursement systems. Reimbursement from state or locally awarded contracts varies per facility or program, and is typically paid under fixed contract amounts, flat rates, or cost-based rates. Revenue is recognized in the period services are rendered.

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers and with local and state governments for education and training programs. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

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

     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the years ended December 31, 2003, 2002 and 2001, we derived 11% of our revenues under contracts for individuals with mental retardation or other developmental disabilities services in Texas and 14%, 15% and 15%, respectively, of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

     Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2003 and 2002, included in our cash and cash equivalents balance is $9.0 million and $5.0 million, respectively, of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may at our discretion be exchanged for a letter of credit.

     Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets which may impact previously approved, but not yet paid, services. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate.

     Legal Contingencies

     We are a party to numerous claims and lawsuits with respect to various matters. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

     Valuation of Long-Lived Assets

     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on undiscounted cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value.

     Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. In addition, SFAS 142 provides that intangible assets with definite lives should be amortized over their useful lives and reviewed for impairment in accordance with existing guidelines.

     Costs of purchased businesses in excess of net assets acquired (goodwill) are accounted for under the provisions of SFAS 142. Upon adoption of SFAS 142 on January 1, 2002, we were required to test all existing goodwill for impairment as of that date, and at least annually thereafter, unless changes in circumstances indicate an impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment discrete financial information is prepared and regularly reviewed by management, in which case such a component business is considered a reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions.

     We adopted the provisions of SFAS 141 upon its issuance in July 2001 and the provisions of SFAS 142 effective January 1, 2002. No impairment loss was recognized as a result of the transitional impairment tests required under SFAS 142 as of January 1, 2002 nor the annual test performed as of December 31, 2003 and 2002.

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

     Stock Option Plans

     As permitted by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation.

	Year Ended December 31
	2003	2002	2001

Net income (loss), as reported	$13,387	$2,676	$(4,372)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,418)	(1,868)	(2,530)

Net income (loss), pro forma	$9,969	$808	$(6,902)

Basic earnings (loss) per share
As reported	$0.55	$0.11	$(0.18)
Pro forma	0.41	0.03	(0.28)
Diluted earnings (loss) per share
As reported	$0.54	$0.11	$(0.18)
Pro forma	0.40	0.03	(0.28)

     The following table sets forth the fair value of each option grant during 2003, 2002 and 2001 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31
	2003	2002	2001

Fair value per option	$2.47	$3.79	$3.08
Risk-free interest rate	3.27%	3.03%	4.56%
Dividend yield	0%	0%	0%
Expected volatility	0.62	0.61	0.61
Expected life (in years)	2-4	2-4	2-4

     Insurance

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of approximately 6% and 8% at December 31, 2003 and 2002, respectively. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.

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

     Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. We adopted the provisions of this statement effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued as defined within FIN 45. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002. FIN 45 did not have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was later revised in December 2003 (FIN 46R) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46R requires the consolidation of a variable interest entity (VIE) by the primary beneficiary of the entity. The primary beneficiary is the entity that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of FIN 46R are effective on February 1, 2003 for all variable interest entities created after January 31, 2003; however, for variable interests acquired prior to February 1, 2003, adoption of the guidance was deferred until periods ending after December 15, 2003. We are party to various management contracts entered into prior to February 1, 2003 with state agencies or other providers of record that require us to manage the day-to-day operations of facilities or programs. Additionally, we are party to numerous lease arrangements for facilities we operate. We evaluated whether any of these management or lease arrangements are variable interests under the provisions of FIN 46R and, if so, whether we are the primary beneficiary of the variable interest entity. As a result of the evaluation, we determined there were no entities which required consolidation as a result of adopting FIN 46R. Accordingly, FIN 46R did not have a material impact on our consolidated financial position or results of operations.

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

     Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2003 presentation.

2.	Other Assets

     Other assets are as follows:

	December 31
	2003	2002

Long-term receivables and advances to managed facilities	$5,657	$7,632
Covenants not to compete, net of accumulated amortization	4,293	5,247
Deposits	5,832	4,322
Deferred debt issuance costs	5,344	5,865
Other assets	1,801	2,311

	$22,927	$25,377

3.	Goodwill and Intangible Assets

     A summary of changes to goodwill during the year follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total

Balance at January 1, 2002	$194,915	$9,442	$7,589	$211,946
Goodwill added through acquisitions	5,953	357	—	6,310

Balance at December 31, 2002	200,868	9,799	7,589	218,256
Goodwill added through acquisitions	831	832	10,387	12,050

Balance at December 31, 2003	$201,699	$10,631	$17,976	$230,306

     Intangible assets are as follows:

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Covenants not to compete	$15,651	$11,358	$15,409	$10,162

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.

     Amortization expense for the year ended December 31, 2003, was approximately $1.2 million. Estimated amortization expense for the next five years is as follows:

Year Ending December 31

2004	$815
2005	797
2006	741
2007	576
2008 and thereafter	1,364

     A reconciliation of net income and diluted earnings per share for the year ended December 31, 2001 as if we had adopted SFAS 142 effective January 1, 2001, follows:

	December 31, 2001

	Net	Diluted
	Income	Earnings (Loss)
	(Loss)	per Share

As reported	$(4,372)	$(0.18)
Goodwill amortization, net of tax	6,262	0.26

As adjusted	$1,890	$0.08

4.	Property and Equipment

     Property and equipment is summarized as follows:

	December 31
	2003	2002

Property and Equipment:
Land and land improvements	$7,790	$6,039
Furniture and equipment	60,301	51,973
Buildings	42,254	34,940
Leasehold improvements	16,828	15,875
Equipment under capital lease	5,781	2,870
Land and buildings under capital lease	566	3,054
Construction in progress	—	3,607

	133,520	118,358
Less accumulated depreciation and amortization	65,098	56,690

Net property and equipment	$68,422	$61,668

5.	Debt

     Long-term debt consists of the following:

	December 31
	2003	2002

10.625% senior notes due 2008	$150,000	$150,000
Credit facility	—	—
6% convertible subordinated notes, net of unamortized discount of $749 in 2002	—	90,602
5.9% convertible subordinated notes due 2005	12,759	15,613
Term loan due 2008	22,000	—
Notes payable and other	852	2,492

	185,611	258,707
Less current portion	3,857	329

	$181,754	$258,378

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

     On December 31, 2003, we completed an agreement for a $135 million senior credit facility and the redemption of our 6% convertible subordinated notes due December 2004. This senior credit facility, due in January 2008, replaces the previously held $80 million credit facility with National City Bank (NCB facility). Bank One Capital Markets led the syndication for the senior credit facility, which includes a $100 million revolver and a $35 million term loan. The revolver includes a $65 million sub-limit for letters of credit. In December, we formally issued the notice to call the 6% convertible subordinated notes, which were redeemed on January 12, 2004. We funded the redemption and were relieved as primary obligor on December 31, 2003, with $22 million from the term loan and the remainder from cash on hand. The balance of the term loan facility is undrawn. The interest rate on the term loan is based on margins over LIBOR or prime, tiered based upon leverage calculation. As of December 31, 2003, the rate applicable for the term loan was 4.2%.

     We recorded a pre-tax charge of approximately $2.5 million in 2003 related to the refinancing and redemption of the 6% convertible subordinated notes, including the write-off of unamortized debt issuance costs, premiums paid to noteholders for early redemption, and costs of a related consent solicitation.

     As of December 31, 2003, we had irrevocable standby letters of credit in the principal amount of $41.7 million issued primarily in connection with our insurance programs. As of December 31, 2003, we had $46.2 million available under the revolver as our borrowing base under the revolver was $87.8 million on that date. Our borrowing base is a function of our accounts receivable as of the reporting date. The interest rate on the revolver is based on margins over LIBOR or prime, tiered based upon leverage calculations. The rate applicable based on the six-month LIBOR was 4.2% as of December 31, 2003 compared to the NCB facility interest rate of 4.1% (based on margins over LIBOR) as of December 31, 2002.

     The 5.9% convertible subordinated notes are convertible into common stock at a conversion price of $25.84 per share.

     Maturities of long-term debt are as follows:

Year Ending December 31
2004	$3,857
2005	16,584
2006	3,556
2007	3,534
2008	158,037
Thereafter	43

$185,611

6.	Accrued Expenses

     Accrued expenses are summarized as follows:

	December 31
	2003	2002

Wages and payroll taxes	$21,318	$20,400
Compensated absences	11,109	10,822
Workers’ compensation	20,233	12,991
Taxes other than income taxes	2,095	1,763
Interest	2,158	3,090
Other	10,066	12,441

	$66,979	$61,507

7.	Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2003	2002	2001

Federal:
Current	$3,715	$(7,408)	$3,755
Deferred	2,265	8,254	(5,703)

Total federal	5,980	846	(1,948)
State and local:
Current	1,177	(1,469)	1,460
Deferred	373	2,129	(1,428)

Total state and local	1,550	660	32

Total income tax expense (benefit)	$7,530	$1,506	$(1,916)

     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Year Ended December 31
	2003	2002	2001

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	3.9	4.9	5.0
Foreign income taxes, net of federal credits	0.5	6.3	(1.7)
Nondeductible amortization of goodwill	—	—	(22.5)
Jobs tax credits, net	(5.0)	(24.9)	16.6
Other nondeductible expenses	1.6	14.7	(1.9)

	36.0%	36.0%	30.5%

     During the years ended December 31, 2003, 2002 and 2001, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $417, $155 and $32, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2003	2002

Deferred tax assets:
Accounts receivable	$3,682	$3,052
Workers’ compensation costs	7,842	5,106
Compensated absences	2,826	2,678
Other insurance reserves	1,987	2,989
Other liabilities and reserves	1,582	1,899
Deferred gains and revenues	2,603	2,640
Other	754	876

Total deferred tax assets	21,276	19,240
Deferred tax liabilities:
Goodwill and other intangible assets	12,114	8,017
Other	871	294

Total deferred tax liabilities	12,985	8,311

Net deferred tax asset	$8,291	$10,929

Classified as follows:
Current deferred income tax asset	$18,115	$16,621
Noncurrent deferred income tax liability	(9,824)	(5,692)

Net deferred tax asset	$8,291	$10,929

     No valuation allowance for deferred tax assets was provided as of December 31, 2003 and 2002, nor was there any change in the total valuation allowance for the years ended December 31, 2003, 2002 and 2001. The realization of deferred tax assets is dependent upon us generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences.

8.	Earnings per Share

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2003	2002	2001

Income (loss) attributable to shareholders for basic and diluted earnings per share	$13,387	$2,676	$(4,372)

Weighted average number of common shares used in basic earnings per share	24,500	24,409	24,357
Effect of dilutive securities:
Stock options	301	141	—

Weighted number of common shares and dilutive potential common shares used in diluted earnings per share	24,801	24,550	24,357

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31
	2003	2002	2001

Convertible subordinated notes	5,319	5,646	6,474
Stock options	2,035	1,849	1,905

9.	Segment Information

     We have three reportable operating segments: (i) Disabilities Services, (ii) Youth Services and (iii) Training Services. We evaluate performance based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

     The following table sets forth information about reportable operating income or loss and segment assets:

	Disabilities	Youth	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other	Totals

2003
Revenues	$740,305	$52,120	$168,908	$—	$961,333
Operating income	67,019	2,660	18,750	(43,186)	45,243
Total assets	354,279	33,172	46,861	68,714	503,026
Capital expenditures	4,715	2,112	110	7,204	14,141
Depreciation and amortization	6,946	1,289	28	3,991	12,254
2002
Revenues	$717,335	$55,975	$146,414	$—	$919,724
Operating income	47,983	1,996	15,367	(36,866)	28,480
Total assets	377,045	41,464	22,114	105,989	546,612
Capital expenditures	6,966	2,500	—	4,226	13,692
Depreciation and amortization	7,893	1,226	—	2,743	11,862
2001
Revenues	$690,187	$58,874	$136,654	$—	$885,715
Operating income	35,470	691	14,192	(37,580)	12,773
Total assets	398,708	33,214	30,302	72,712	534,936
Capital expenditures	5,311	1,509	—	2,503	9,323
Depreciation and amortization	16,519	1,669	294	2,597	21,079

10.	Benefit Plans

     We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $3.3 million, $2.9 million and $2.9 million in 2003, 2002 and 2001, respectively.

     We also sponsor various stock option plans under which we may grant options to our salaried officers and employees for up to 5,826,095 shares of common stock. Under the plans, the exercise price of each option equals the market price of our stock on the date of grant, and an option’s maximum term is normally five years. Generally all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to four years.

     Under separate stock option plans, we may grant up to 190,000 shares to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

     Stock option activity, including options granted to employees and non-employee directors, is shown below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,517,766	$10.42	2,804,627	$11.02	2,399,589	$12.83
Granted	1,789,124	4.53	357,250	7.71	925,750	5.69
Exercised	(359,863)	3.76	(42,975)	4.92	(56,420)	6.14
Canceled or expired	(893,666)	14.49	(601,136)	11.85	(464,292)	9.99

Outstanding at end of year	3,053,361	6.61	2,517,766	10.46	2,804,627	11.03

Exercisable at end of year	2,144,918	$6.82	1,813,971	$11.86	1,828,358	$12.72

     The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding							Options Exercisable

Range of			Number	Weighted-Average			Number
Exercise			Outstanding at	Remaining		Weighted-Average	Exercisable at	Weighted-Average
Prices			December 31, 2003	Contractual Life		Exercise Price	December 31, 2003	Exercise Price

$2.79	to	4.99	880,186	4.1	years	$3.25	692,553	$3.11
5.00	to	9.99	1,923,825	3.4	years	6.88	1,208,265	7.02
10.00	to	23.50	249,350	0.7	years	16.46	244,100	16.38

			3,053,361	3.4	years	$6.61	2,144,918	$6.82

11.	Lease Arrangements

     We lease certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $45.5 million, $43.9 million and $42.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2018 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

     Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases

2004	$1,596	$30,264
2005	1,292	26,353
2006	1,287	22,621
2007	284	18,313
2008	188	13,625
Thereafter	276	45,171

Total minimum lease payments	4,923	$156,347

Less amounts representing interest	849

Present value of minimum lease payments	4,074
Less current maturities	1,252

Total long-term obligations under capital leases	$2,822

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

     At December 31, 2003 and 2002, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.625% senior notes	$150,000	$158,250	$150,000	$108,750
6% convertible subordinated notes	—	—	90,602	74,294
5.9% convertible subordinated notes	12,759	12,759	15,613	12,647
Term loan	22,000	22,000	—	—
Notes payable and other	852	852	6,209	6,209

     We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

13.	Change in Estimate

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

14.	Commitments and Contingencies

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. No decision has been received from the Court. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, ResCare has filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas, which was granted. ResCare has filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory

Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL seeks a declaration of what insurance coverage is available to ResCare in the lawsuits. It is our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. The trial of this declaratory judgment action previously scheduled to occur in March 2002 and December 2002 has been postponed with no new trial date set. The parties are currently in settlement discussions and we have established a reserve in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in an additional material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest of $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. The case has been briefed to the North Carolina Court of Appeals and scheduled for oral argument on March 29, 2004. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the Texas Attorney General intervened in the case and in May 2003, filed under seal, a separate complaint. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. Although we cannot predict the outcome of the lawsuit with certainty, and we have incurred and could continue to incur significant legal expenses in connection with document production and our response, we do not believe the ultimate resolution of the lawsuit will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment which are currently pending before the Court. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve in the consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of $1.0 million of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court has now denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility. A trial date of February 2004 was cancelled and no new date has been assigned. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $9.4 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In February 2002, a lawsuit previously filed in Texas State Court styled PosAbilities, Inc. v. EduCare Community Living Corporation – America, Inc. and Res-Care, Inc. was removed to the United States District Court for the Western District of Texas. In this action, PosAbilities alleges breach of contract, breach of fiduciary duty, fraud and conversion in the performance of administrative services by EduCare and seeks actual damages in excess of $1,000,000 along with unspecified punitive damages and attorney fees. We have filed a counterclaim where it is our position that a proper accounting demonstrates that a substantial liability is owed to EduCare from PosAbilities, and accordingly, at the trial scheduled for March 2004, we will seek to recover from PosAbilities a net amount of approximately $700,000. We have not made any provision in our consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

15.	Related Party Transactions

     Prior to June 1, 2003, a director of ResCare, who was a founder of PeopleServe, Inc., had an interest in partnerships that owned approximately 74 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases were originated by PeopleServe, Inc. prior to 1999 and generally had original terms ranging from 10 to 25 years. These leases remained after the merger with PeopleServe, Inc. in June 1999. Rental expense under the 42 leases with the ResCare subsidiaries totaled approximately $1.3 million annually. ResCare subsidiaries had guarantee obligations with respect to certain of the indebtedness of the lessor partnerships.

     Effective June 1, 2003, the leases with the partnerships were terminated and new leases were executed. The director maintains a partnership interest in 36 properties that are leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The new leases have initial terms of five years with two five-year renewals. Rental expense under the new leases on these 36 properties totals approximately $1.5 million annually. Under the new arrangement, ResCare subsidiaries are released from their guarantee obligations on indebtedness of the prior lessor partnerships.

     We also lease certain of our facilities under an operating lease with a real estate investment trust in which our chairman is a member of the trust’s board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $0.8 million for each of the years ended December 31, 2003, 2002 and 2001. Aggregate annual rentals are estimated to be approximately $5.6 million, subject to annual increases based on the consumer price index.

16.	Subsequent Event

          On March 10, 2004, we announced that Onex Partners LP has agreed to purchase $50.5 million of newly issue convertible preferred stock. The transaction is expected to close in the third quarter of 2004, subject to regulatory and shareholder approvals, as may be determined. In a related transaction, Onex Partners also agreed to purchase 3.7 million common shares from our company’s founder, James R. Fornear, and two other insiders upon the closing of preferred stock sale. As a result of these transactions, Onex Partners would hold approximately 30% of the voting rights of our company.

          The preferred shares will be convertible into approximately 4.8 million shares of ResCare common stock based upon a $10.50 value per common share. The preferred shares will have voting rights based upon the initial conversion ratio. Under the terms of the transaction, Onex Partners will have the ongoing right to elect two Onex representatives to our nine member Board of Directors and the right also to appoint two additional independent directors to vacancies on the Board. The four new directors will replace four retiring Board members.

17.	Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2003
Revenues	$238,544	$238,293	$240,508	$243,988	$961,333
Facility and program contribution	24,466	24,068	22,359	24,979	95,872
Net income	3,448	4,230	3,213	2,496	13,387
Basic earnings per share	0.14	0.17	0.13	0.10	0.55
Diluted earnings per share	0.14	0.17	0.13	0.10	0.54
2002
Revenues	$222,914	$229,866	$233,120	$233,824	$919,724
Facility and program contribution	21,972	22,892	22,773	6,771	74,408
Net income (loss)	2,445	3,644	3,686	(7,099)	2,676
Basic earnings (loss) per share	0.10	0.15	0.15	(0.29)	0.11
Diluted earnings (loss) per share	0.10	0.15	0.15	(0.29)	0.11

     During the periods presented, we recorded the following significant items:

					Diluted
			Pre-tax	Net	Earnings
	Statement of Income	Quarter	Income	Income	per Share
	Line Item Impacted	Recorded	Impact	Impact	Impact

					(For the year ended)
Year Ended December 31, 2003:
Refinancing charge (1)	Other operating expense	4th	$(2,545)	$(1,629)	$(0.07)
Gains on debt extinguishment (2)	Other operating income	2nd & 3rd	306	196	0.01

			$(2,239)	$(1,433)	$(0.06)

Year Ended December 31, 2002:
Write-off of doubtful accounts receivable (3)	Facility and program expenses	4th	$(14,764)	$(9,522)	$(0.39)
Costs associated with non-core operation (4)	Facility and program expenses	4th	(1,476)	(952)	(0.04)
Gains on debt extinguishment (5)	Other operating income	3rd	1,277	823	0.04

			$(14,963)	$(9,651)	$(0.39)

(1)	-	We recorded a pre-tax charge of $2.5 million related to the refinancing and redemption of our 6% convertible subordinated notes, including write-off of unamortized debt issuance costs, premiums paid to note holders for early redemption, and costs of a related consent solicitation.

(2)	-	During 2003, we completed transactions to redeem $4.3 million and $2.9 million of our 6% and 5.9% convertible subordinated notes, respectively, resulting in gains on extinguishment of debt of $0.3 million ($0.2 million and $0.1 million related to second and third quarter, respectively).

(3)	-	The $14.8 million accounts receivable write-off in the fourth quarter eliminates substantially all trade receivables with dates of service 2000 and prior. We wrote-off the amounts after consideration of the deterioration in various states’ budgets and the resulting impact on opportunities for collection.

(4)	-	The non-core operation charge relates to costs associated with an investigation and closure of certain units of a non-core operation which provides skills training to persons with severe mental illness in Texas. The mental health operation is managed by its founders under a management contract and represents less than 1% of the total revenues of the Disabilities Services division.

(5)	-	During 2002, we completed transactions to redeem $6.0 million of the 6% convertible subordinated notes resulting in gains on extinguishment of debt of approximately $1.3 million.

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001

		Additions
	Balance at	Charged to	Deductions		Balance
	Beginning	Costs and			at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2003	$7,665	$7,328	$(5,529)	$—	$9,464
Year ended December 31, 2002	33,013	19,566	(43,414)	(1,500)	7,665
Year ended December 31, 2001	17,527	19,293	(3,807)	—	33,013