Form 10-K/A
period 2003-12-31
RES CARE INC /KY/
filed 2004-04-30
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _________________ to __________________

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of Registrant as specified in its charter)

KENTUCKY (State or other jurisdiction of incorporation or organization)	61-0875371 (IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No [  ].

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III

     The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant), filed with the Commission on March 15, 2004, incorporated Part III of Form 10-K by reference from the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of ResCare’s year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2003 is included in this amendment.

Item 10. Directors and Executive Officers of ResCare

     The Board of Directors is divided into three classes. Directors serve staggered three-year terms, and the term of one class of directors expires at each annual meeting.

		Director
Name	Age	Since	Principal Occupation
Nominees
Class III – 2004
James R. Fornear	73	1974	Retired
Ronald G. Geary	56	1990	Chairman of the Board, President and Chief Executive Officer of ResCare
Spiro B. Mitsos	73	1974	Retired

Continuing Directors
Class 1 – 2005
Michael J. Foster	50	2001	Managing Director of RFE Management Corporation
Olivia F. Kirtley	53	1998	Business Consultant
Vincent D. Pettinelli	60	1999	Retired

Class II – 2006
Seymour L. Bryson	66	1989	Associate Chancellor (Diversity), Southern Illinois University at Carbondale
Steven S. Reed	42	2003	Attorney
E. Halsey Sandford	71	1984	Retired

     The business experience of each director during the past five years is described below.

     James R. Fornear, the founder of ResCare, served as Chairman of the Board of ResCare from 1984 until 1998. Mr. Fornear was the President of ResCare from 1974 to 1990 and Chief Executive Officer of ResCare from 1989 to 1993.

     Ronald G. Geary, an attorney and certified public accountant, has served as a director and President of ResCare since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board in June 1998 when Mr. Fornear retired. Before he was named Chief Executive Officer, Mr. Geary was Chief Operating Officer of ResCare from 1990 to 1993. Mr. Geary is a director of Ventas, Inc., a real estate investment trust, and was a director of Alterra Healthcare Corporation, an operator of assisted living communities, from May 2001 until that company was sold in December 2003.

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

     Olivia F. Kirtley, a business consultant, has served as a director of ResCare since 1998. Ms. Kirtley is a past Chair of the American Institute of Certified Public Accountants (AICPA) and recently completed a three-year term as Chair of the AICPA Board of Examiners. From 1991 to 2000, Ms. Kirtley served as Vice President and Chief Financial Officer of Vermont American Corporation, a leading manufacturer and marketer of power tool accessories. Ms. Kirtley is a director of Lancer Corporation, a worldwide manufacturer and distributor of fountain drink dispensing equipment; Alderwoods Group, Inc, an operator of funeral homes; and Papa Johns International, Inc., an international pizza company.

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

     Steven S. Reed has served as a director of ResCare since February 2003. Mr. Reed practices law at Reed Wicker PLLC, Louisville, Kentucky, where he is Managing Member. Mr. Reed was United States Attorney for the Western District of Kentucky from 1999 to 2001 and an Assistant U.S. Attorney for the same district from 1993 to 1999. From 2001 to 2002 he was a partner in the Louisville, Kentucky law firm of Wyatt, Tarrant & Combs. Mr. Reed is the Chair of the Board of Trustees of the University of Kentucky, serving as a Trustee since 1994.

     During 2003, there were five meetings of the board of directors. During this period, each director attended at least 75 percent of all meetings of the board of directors and of the committees on which he or she served during the year. All directors attended the 2003 annual shareholders meeting except Mr. Foster who was unable to attend because of prior obligations.

Executive Officers of ResCare

     The executive officers of ResCare are Ronald G. Geary, whose experience is described above, Paul G. Dunn, Ralph G. Gronefeld, Jr., L. Bryan Shaul, Vincent F. Doran, Katherine W. Gilchrist, and William J Ballard.

     Mr. Dunn, age 38, has served as Chief Development Officer since 1997 and has responsibility for overseeing all of ResCare’s development activities. From 1999 to 2000, he also served as Executive Vice President for Alternative Youth Services and Youthtrack.

     Mr. Gronefeld, age 45, was named President, Division for Persons with Disabilities in March 2002 after serving as Executive Vice President-Operations of that Division from March 2001. He also served as ResCare’s Chief Financial Officer from May 1998 until March 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities.

     Mr. Shaul, age 59, has served as Executive Vice President of Finance and Administration and Chief Financial Officer since March 2001. Before coming to ResCare, he served at Humana Inc., a health insurance company, as Vice President-Finance and Controller from August 1999, and as Vice President of Mergers and Acquisitions from March 1999 to August 1999. Before joining Humana, Mr. Shaul was Chief Financial Officer of Primary Health, Inc., a physician practice management and HMO company, from February 1997 to February 1999.

     Mr. Doran, age 53, has served as President, Division for Training Services since January, 2002 after serving as President of the Division for Youth Services from August 2000 and as President, Job Corps Operations from 1997. Before joining ResCare, Mr. Doran was President for Job Corps Operations for Teledyne Economic Development, a product line of the Teledyne Controls business of Teledyne Industries, Inc., a publicly traded conglomerate where he had been employed in various capacities for twenty-five years.

     Ms. Gilchrist, age 51, a certified public accountant, joined ResCare as Vice President and Chief Financial Officer for the Division for Persons with Disabilities in March 2001. Effective April 1, 2004, Ms. Gilchrist became Senior Vice President of Accounts Receivable and Chief Project Management Officer. From 1998 to 2001, she served as Vice President-Financial Operations for the East Region of American Medical Response, Inc. (a subsidiary of Laidlaw, Inc.), a national healthcare transportation services company.

     Mr. Ballard, age 62, joined ResCare as President of the Division for Youth Services in January 2002. From 1992 until he joined ResCare, Mr. Ballard served as Chairman and Chief Executive Officer of Children’s Comprehensive Services, Inc., a publicly traded provider of services for at-risk and troubled youth.

Audit Committee and Audit Committee Financial Expert

     ResCare has a standing audit committee whose members are Olivia F. Kirtley, chair, Michael J. Foster and E. Halsey Sandford. ResCare’s board of directors has determined that all the members of the audit committee, are “independent” within the meaning of the rules of The Nasdaq National Market and the rules of the Securities and Exchange Commission under the Sarbanes-Oxley Act and that all qualify as “audit committee financial experts” within the meaning of the SEC rules.

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning compensation awarded to or earned by the executive officers of ResCare for the year ended December 31, 2003:

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities
				Underlying
Name and Principal Position				Options/SAR	All Other
as of December 31, 2003	Year	Salary	Bonus (1)	(shares)	Compensation (2)
Ronald G. Geary	2003	$364,948	$133,174	123,602	$14,022
Chairman of the Board, President and	2002	332,935	0	112,500	14,982
Chief Executive Officer	2001	355,344	0	112,500	15,542
Vincent F. Doran	2003	283,064	0	14,380	9,641
President, Division for Training	2002	272,580	0	—	12,101
Services	2001	273,079	0	—	5,957
Ralph G. Gronefeld, Jr.	2003	244,039	89,300	35,197	8,023
President, Division for Persons with	2002	225,674	0	22,787	8,271
Disabilities	2001	207,119	55,650	35,000	7,878
Paul G. Dunn	2003	218,078	69,972	21,271	15,053
Chief Development Officer	2002	216,750	0	10,181	9,830
	2001	210,736	48,300	35,000	16,421
L. Bryan Shaul	2003	207,693	70,400	28,014	2,769
Chief Financial Officer	2002	200,000	0	17,454	1,385
	2001	150,000	45,200	35,000	—

(1)	Bonuses paid to the executive officers are based on attainment of performance goals and as otherwise provided in their employment agreements. In April 2003, the Executive Compensation Committee recommended the grant of stock options in lieu of cash bonuses earned for 2002 for the executive officers. Those grants are included in the Long-Term Compensation Awards column. Mr. Geary waived the cash bonus and the stock option grant in lieu of the bonus for 2002.

(2)	Except as noted, All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan, and to the 401(k) Restoration Plan, which is described later. Mr. Dunn’s other compensation for 2003 and 2001 includes loan forgiveness of $6,976 and $8,482, respectively, due on loans ResCare made to him before July 30, 2002.

     ResCare has established the 401(k) Restoration Plan to permit certain members of management to defer compensation pre-tax and to permit ResCare to contribute on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare’s matching contribution is coordinated between the two plans so that ResCare matches on behalf of each participant the employee’s contribution dollar for dollar up to the first 3% and one-half of the next 2% of the employee’s salary, which is the same as the contribution ResCare makes for employees who participate in ResCare’s Retirement Savings Plan.

Option Grants in 2003

				Potential Realized Value
				at Assumed Annual Rates of Stock
				Price Appreciation for Option Term
	Individual Grants				(1)
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/SH)	Date	5% ($)	10% ($)
Ronald G. Geary	112,500	6.31%	2.85	02-28-2009	$109,043	$247,382
Ronald G. Geary	7,470	0.42%	3.03	03-28-2008	6,253	13,818
Ronald G. Geary	3,632	0.20%	3.07	04-23-2008	3,030	6,743
Vincent F. Doran	14,380	0.81%	3.03	03-28-2008	12,038	26,601
Ralph G. Gronefeld, Jr.	12,410	0.70%	3.03	03-28-2008	10,389	22,957
Ralph G. Gronefeld, Jr.	22,787	1.28%	3.07	04-23-2008	19,008	42,305
Paul G. Dunn	11,090	0.62%	3.03	03-28-2008	9,284	20,515
Paul G. Dunn	10,181	0.57%	3.07	04-23-2008	8,492	18,902
L. Bryan Shaul	10,560	0.59%	3.03	03-28-2008	8,840	19,534
L. Bryan Shaul	17,454	0.98%	3.07	04-23-2008	14,559	32,404

(1)	The dollar amounts in this table represent the potential value that may be realized of the stock options granted, assuming that the market price of the shares appreciate in value from the date of grant to the end of the option term at annualized rates of five and ten percent. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, of the prices of ResCare common shares. The share prices may not appreciate at these rates or at all.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

     No officer exercised stock options during the year ending December 31, 2003. The following table indicates the total number of exercisable and unexercisable stock options on December 31, 2003 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The Nasdaq National Market on December 31, 2003 of $8.10 per share.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
			at December 31, 2003 (#)		At December 31, 2003 ($)
	Shares
	Acquired on	Value Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald G. Geary	—	$—	489,202 shares	0 shares	$798,642	$—
Vincent F. Doran	—	—	73,130 shares	10,000 shares	156,907	21,000
Ralph G. Gronefeld, Jr.	—	—	56,197 shares	14,000 shares	241,377	42,560
Paul G. Dunn	—	—	42,271 shares	14,000 shares	171,277	42,560
L. Bryan Shaul	—	—	49,014 shares	14,000 shares	192,573	34,160

(1)	Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.

Employment Agreements

     Mr. Geary has an employment agreement with ResCare that was signed in 1995. The agreement automatically renews for one-year periods beginning one year before the expiration date so that the remaining term equals two years unless either ResCare or Mr. Geary gives notice of termination. The current term of the Agreement is scheduled to expire in September 2005. Under the agreement, Mr. Geary received a base salary of $300,000 in 1995 which is adjusted each year based on the increase in the consumer price index for Urban Wage Earners and Clerical Workers. Mr. Geary waived the CPI increase for the calendar year 2002, and in April 2003 after initially waiving his cost of living increase for 2003, Mr. Geary received a grant of options to purchase 3,632 ResCare common shares as part of a program in which employees with employment agreements were offered options in lieu of cost of living salary increases under their employment agreements. Mr. Geary is eligible for an annual bonus equal to up to 50 percent of his base salary based on performance criteria to which Mr. Geary and the executive compensation committee of the Board of Directors mutually agree on or before January 1 of each year. Mr. Geary did not earn a bonus in 2001. In April 2003 the Executive Compensation Committee approved a grant of options to purchase 37,833 common shares in lieu of a cash bonus for 2002. Mr. Geary waived both the cash bonus and the option grant in lieu of the cash bonus. In addition, under the employment agreement ResCare grants Mr. Geary options to purchase 112,500 common shares on the last Thursday of February during each of the remaining years of the term of the agreement at the fair market value on the date of the grant.

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

     ResCare has employment agreements with Messrs. Dunn, Gronefeld, Doran, and Shaul that contain substantially the same terms and conditions. The agreements are for initial terms of three years commencing January 1, 2001 for Messrs. Dunn and Gronefeld, and August 1, 2000 for Mr. Doran. Mr. Shaul’s contract is for an initial term of thirty-three months commencing on March 31, 2001. The agreements renew automatically for one-year periods after the expiration of their respective terms unless either ResCare or the employee gives notice of termination. ResCare may terminate all of the agreements with or without cause at any time. Base salaries are $210,000 for Mr. Dunn, $235,000 for Mr. Gronefeld, $250,000 for Mr. Doran, and $200,000 for Mr. Shaul subject to annual increases equal to the greater of 5 percent or the consumer price index “All Items” category (Washington-Baltimore All Items for Mr. Doran). All of the executives waived the salary increase for the calendar year 2002. When Mr. Dunn was initially employed by ResCare, he executed two promissory notes to ResCare for $15,000 each. One note was paid off in 2001 through forgiveness based on the terms of his contract. The maturity date of the second note was extended to May 2004 and on May 1 of each year beginning in 2002, ResCare forgives one-third of the outstanding principal balance of the note and one-third of the accrued and unpaid interest provided Mr. Dunn remains a full-time employee of ResCare. At March 15, 2004 the principal balance of this note was $5,000 which is expected to be forgiven effective May 1, 2004. In April 2000, ResCare paid Mr. Doran a retention bonus of $60,000. In addition, Mr. Doran receives an automobile allowance as allowed under federal regulations for Job Corps, and reimbursement of up to $3,000 for attorney fees.

     Each of these executives is eligible to receive a cash bonus based on an incentive program for the executive established each year in the contract and by ResCare’s Executive Compensation Committee. Messrs. Dunn, Gronefeld, and Shaul may earn up to 40% and Mr. Doran up to 35% of their base salaries based on meeting established division and/or company performance goals. The incentive payments are determined annually. In addition to the annual bonus, Mr. Doran is eligible to earn an additional bonus upon the award of additional Job Corps contracts to ResCare. The bonus is equal to 10% of the first year base management fee payable to ResCare under each new Job Corps contract. The bonus is earned upon the commencement of such new contract but is not payable until the first anniversary of the contract. If ResCare loses a Job Corps contract, Mr. Doran’s bonus can be reduced by 10% of the annual base fee of the lost contract.

     Upon entering into the employment agreements, each of the executives received a one-time grant of stock options. Mr. Doran was granted options to purchase 50,000 ResCare common shares at an exercise price of $6.00 per share. Messrs. Gronefeld and Dunn were each granted options to purchase 35,000 ResCare common shares at an exercise price of $5.06 per share. Mr. Shaul was granted options to purchase 35,000 ResCare common shares at an exercise price of $4.66 per share. For each executive, the options vest in 20% increments annually beginning as of the grant date and expire after five years.

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

     In March 2003, all the named executives agreed to amend their employment agreements. Under the amendments: (1) ResCare granted stock options in lieu of the CPI salary increase for calendar 2003, (2) the executives agreed that ResCare may elect to pay all or a portion of the bonus earned for calendar 2003 and succeeding years in cash and/or stock options, and (3) ResCare granted stock options in lieu of the executives’ waiver of accrued paid time off for the five months between February 1 and June 30, 2003 and the executives agreed to use at least forty hours of their previously accrued paid time off during that same period. In May 2003, the employment agreements were further amended to accept a grant of stock options made previously by the Executive Compensation Committee in lieu of cash bonuses earned for calendar 2002 and to provide that there would be a threshold of earnings that ResCare must meet before bonus calculations would be made.

Compensation of Directors

     Directors who are employees of ResCare receive no compensation for their services as directors. Each of ResCare’s non-employee directors (all of the directors except Mr. Geary) receives:

•	an annual retainer of $18,000;

•	$1,500 for each board meeting that he or she attends;

•	$750 for each committee meeting he or she attends;

•	an annual retainer of $3,000 as a chair of a committee;

•	an annual retainer of $36,000 for each member of the executive committee; and

•	an annual grant of options to purchase 4,500 ResCare common shares under the 2000 Non-employee Directors Stock Ownership Incentive Plan.

     As compensation for their additional services from October 2003 to March 2004 relating to the negotiation of a preferred stock purchase agreement with four investment funds affiliated with Onex Corporation, each member of the special committee received $3,000 per month and the chairman received $4,500 per month.

     Mr. Foster waives his fees and has directed ResCare to use them to fund a recognition program for ResCare employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

     The following table sets forth information regarding the common shares authorized for issuance under all of our equity compensation plans for employees and non-employee directors as of December 31, 2003.

Number of
	Number of securities		securities
	to be		remaining available
	issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity
Plan Category	outstanding options	outstanding options	compensation plans
Equity compensation
plans approved by	3,053,361	$6.61	914,260
shareholders

Ownership of Equity Securities

     As of March 15, 2004, there were 25,060,072 ResCare shares outstanding. The following table shows information about the beneficial ownership of ResCare common shares as of that date by:

•	each person known to ResCare who beneficially owns more than 5 percent of the outstanding ResCare common shares or has filed a Schedule 13G with the Securities and Exchange Commission with respect to ResCare shares;

•	each of ResCare’s directors and nominees for director;

•	each of ResCare’s executive officers named in the Summary Compensation Table; and

•	all directors and executive officers of ResCare as a group.

Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

	Number of Shares
Name of Beneficial Owner (1)	Beneficially Owned (2)			Percent of Total (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
James R. Fornear	1,847,981	(3	)(4)	7.3%
Ronald G. Geary	1,680,250	(5)		6.5%
Vincent D. Pettinelli	1,306,171	(6)		5.2%
Michael J. Foster	1,142,863	(7)		4.5%
Spiro B. Mitsos, Ph.D.	238,765	(8)		*
E. Halsey Sandford	122,439	(9)		*
Vincent F. Doran	76,630	(10)		*
Ralph G. Gronefeld, Jr.	65,962	(11)		*
L. Bryan Shaul	53,514	(12)		*
Paul G. Dunn	52,571	(13)		*
Olivia F. Kirtley	44,175	(14)		*
Seymour L. Bryson, Ph.D.	23,087	(15)		*
Steven S. Reed	1,125	(16)		*
All directors and executive officers as a group (15 persons)	6,760,877	(17)		25.9%
OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	3,700,000	(18)		14.7%
FMR Corporation	3,754,148	(19)		14.9%
FleetBoston Financial Corporation	2,434,887	(19)		9.7%
Credit Suisse First Boston	1,763,575	(19)		7.0%
Margaret H. Fornear	1,303,132	(3)		5.2%

*	Indicates less than 1 percent of outstanding common shares.

(1)	The addresses of the people ResCare knows beneficially own more than five percent of the outstanding common shares are as follows: James R. and Margaret H. Fornear, 175 Bayview, Naples, Florida 34108; Vincent D. Pettinelli, 8231 Bay Colony Drive, #1602, Naples, Florida 34108; Ronald G. Geary, 10140 Linn Station Road, Louisville, Kentucky 40223; FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 02109; Onex Corporation, 161 Bay Street, Toronto, Ontario M5J 2S1 Canada; FleetBoston Financial Corporation, 100 Federal Street, Boston, Massachusetts 02110; Credit Suisse First Boston, Uetlibergstrasse 231, P. O. Box 900, CH-8070, Zurich, Switzerland.

(2)	Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group. The number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

(3)	As husband and wife, James R. Fornear and Margaret H. Fornear each may be considered the beneficial owner of the common shares owned by the other under the applicable rules of the SEC. Both Mr. and Mrs. Fornear disclaim such beneficial ownership and the amounts shown for each of them excludes the shares beneficially owned by the other. Mr. and Mrs. Fornear have agreed to sell their shares to four investment funds affiliated with Onex Corporation (the “Onex Investors”) in a transaction described under “Recent Developments” in our Annual Report on Form 10-K filed March 15, 2004. These shares are also subject to voting covenants with the Onex Investors. See footnote 18 below. The totals do not include shares owned by Mr. and Mrs. Fornear’s adult children nor does it include shares held for the benefit of family members in trusts with an independent trustee.

(4)	Includes 14,850 shares subject to options that are presently exercisable.

(5)	Includes 601,702 shares subject to options that are presently exercisable and 4,475 shares held for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power. Also includes 224,000 shares held by three limited liability companies in each of which Mr. Geary holds a 50 percent interest. Mr. Geary shares voting and investment power with respect to the shares held by these limited liability companies. Excludes 4,400 shares held by Mrs. Geary in which Mr. Geary disclaims beneficial ownership. Mr. Geary has agreed to sell 300,000 of the shares he controls to the Onex Investors. All of Mr. Geary’s shares are subject to voting covenants with the Onex Investors. See footnotes 3 above and 18 below.

(6)	Includes 10,350 shares subject to options that are currently exercisable, 1,046,521 shares held by a trust of which Mr. Pettinelli is trustee and beneficiary and 249,300 shares held by a charitable remainder trust of which Mr. Pettinelli is trustee. Does not include 300,000 shares held in a charitable remainder trust of which Mrs. Pettinelli is trustee and in which Mr. Pettinelli disclaims beneficial ownership.

(7)	Includes shares held by a limited partnership of which Mr. Foster is the general partner of the general partner of the limited partnership. Also includes 3,375 shares subject to options that are presently exercisable.

(8)	Represents shares owned jointly by Dr. and Mrs. Mitsos over which they share voting and investment power and includes 6,750 shares subject to options that are presently exercisable. Dr. and Mrs. Mitsos have agreed to sell 200,000 shares to the Onex Investors. All of the shares owned by Dr. and Mrs. Mitsos are subject to voting covenants with Onex. See footnotes 3 above and 18 below.

(9)	Includes 6,750 shares subject to options that are presently exercisable. Does not include 155,622 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(10)	Includes 73,130 shares subject to options that are presently exercisable, 2,500 held in an IRA and 1,000 shares he holds jointly with Mrs. Doran over which they share voting and investment power.

(11)	Includes 63,197 shares subject to options that are presently exercisable and 2,065 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld’s IRA over which Mr. Gronefeld holds neither voting nor investment power.

(12)	Includes 49,014 shares subject to options that are presently exercisable.

(13)	Includes 3,300 shares owned jointly by Mr. and Mrs. Dunn over which they share voting and investment power and 49,271 shares subject to options that are presently exercisable.

(14)	Includes 4,500 shares over which Ms. Kirtley exercises sole voting and investment power and 28,500 shares over which she shares voting and investment power with her husband. Also includes 600 shares in Dr. Kirtley’s IRA over which Ms. Kirtley has neither voting nor investment power and includes 14,850 shares subject to options that are presently exercisable.

(15)	Includes 14,850 shares subject to options that are presently exercisable.

(16)	Represents 1,125 shares subject to options that are presently exercisable.

(17)	Includes 1,013,058 shares subject to options that are presently exercisable.

(18)	Represents shares that the Onex Investors have agreed to purchase from ResCare directors and parties related to them as described in footnotes 3, 5 and 8 above. Does not include preferred shares, with voting power equivalent to 4,809,500 common shares, that the Onex Investors have agreed to purchase from ResCare. The directors who have agreed to sell shares to the Onex Investors have also agreed to vote all of their shares in favor of the transactions. In addition, a fourth director, Mr. Pettinelli, has separately agreed to vote his shares in favor of the transactions. These transactions, described under “Recent Developments” in our Annual Report on Form 10-K filed March 15, 2004, are subject to shareholder approval at our 2004 annual meeting of shareholders tentatively scheduled for June 15, 2004. The closing of the transactions is expected to occur shortly after the annual meeting.

(19)	The information is based on the Schedule 13G filed with the SEC reflecting shares beneficially owned as of December 31, 2003.

Item 13. Certain Relationships and Related Transactions

     From 1999 until June 1, 2003, Mr. Pettinelli had an interest in partnerships that owned approximately 74 properties that were leased to subsidiaries of ResCare or to non-profit agencies with which subsidiaries of ResCare have management agreements. The leases were originated by PeopleServe before its merger with ResCare in 1999 and generally had original terms ranging from 10 to 25 years. Rental expense under the leases with the ResCare subsidiaries totaled approximately $1.3 million annually. ResCare subsidiaries had guarantee obligations with respect to certain of the indebtedness of the lessor partnerships. Mr. Pettinelli held the debt and the mortgages on certain of the properties. If ResCare or any of its subsidiaries incurred any liability with respect to financing of the properties, Mr. Pettinelli agreed to assign his rights under the financing instruments he held to a subsidiary of ResCare. Mr. Pettinelli also had an obligation to indemnify the ResCare subsidiaries with regard to any such guarantee obligations and the indemnification was secured by a pledge of escrowed ResCare common shares and/or other securities held by Mr. Pettinelli.

     Effective June 1, 2003, the leases with the partnerships terminated and new leases became effective. Mr. Pettinelli has an interest in 36 properties that are leased by ResCare subsidiaries or by non-profit corporations that have management agreements with ResCare subsidiaries. The new leases have initial terms of five years with two five-year renewal options. Rental expense under the leases on the 36 properties totals approximately $1.5 million annually. Under the new arrangement, ResCare subsidiaries no longer guarantee obligations on indebtedness of the prior lessor partnerships. Mr. Pettinelli’s obligation to indemnify the ResCare subsidiaries with regard to the guarantee obligations terminated and the pledge of escrowed ResCare common shares held by Mr. Pettinelli was released.

     In June 2001, a subsidiary of ResCare sold nine real estate properties to S-M Properties, LLC, in which a stepdaughter of Mr. Fornear and her husband have an interest. The property was sold for $3.7 million and is leased by another ResCare subsidiary. The lease is for a term of 15 years with options to renew for two 5-year and one 4-year, 11 month terms. The rent is equal to 11.367% of the sales price annually for the first three years then 11% of the sales price annually for the next two years of the initial term. The rent increases to 12.14% of the sales price annually for the next five years and to 13.41% of the sales price annually for the final five years of the initial term. Mr. Fornear did not participate when the executive committee and the board discussed and approved the transaction.

     Mr. Reed and his law firm Reed & Wicker, LLC provide legal services to ResCare. Payments for these services totaled approximately $77,000 in 2003. The Board of Directors has considered this relationship and determined that the relationship does not impair Mr. Reed’s ability to make independent judgments with respect to ResCare or the Board.

Item 14. Principal Accountant Fees and Services

     The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for 2002 and 2003 and fees billed for other services rendered by KPMG LLP.

	2002	2003
Audit fees (1)	$673,850	$675,156
Audit-related fees (2)	38,000	18,000

Audit and audit-related fees	711,850	693,156
Tax fees (3)	4,350	—
All other fees	—	—

Total fees	$716,200	$693,156

(1)	Audit fees include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, and statutory audits.

(2)	Audit-related fees consisted of fees for investor due diligence in 2003 and audits of employee benefit plans in 2002.

(3)	Tax fees in 2002 consisted principally of tax compliance services.

SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC.

Date: April 30, 2004	By: /s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer