Form 10-Q
period 2004-03-31
RES CARE INC /KY/
filed 2004-05-06
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2004, was 25,292,204.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION	PAGE NUMBER

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – March 31, 2004 (Unaudited) and December 31, 2003	2

	Condensed Consolidated Statements of Income – Three Months Ended March 31, 2004 and 2003 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements – March 31, 2004 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES

EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31	December 31
	2004	2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$37,749	$23,440
Accounts receivable, net	136,479	129,199
Deferred income taxes	18,115	18,115
Prepaid expenses and other current assets	9,696	10,178
Refundable income taxes	—	439

Total current assets	202,039	181,371

Property and equipment, net	67,847	68,422
Goodwill	230,831	230,306
Other assets	22,698	22,927

	$523,415	$503,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,868	$37,985
Accrued expenses	81,156	66,979
Current portion of long-term debt	17,433	5,109
Accrued income taxes	2,151	—

Total current liabilities	138,608	110,073

Long-term liabilities	6,031	6,262
Long-term debt	170,144	184,576
Deferred income taxes	9,824	9,824

Total liabilities	324,607	310,735

Commitments and contingencies
Shareholders’ equity:
Preferred shares	—	—
Common shares	48,405	48,135
Additional paid-in capital	32,936	31,114
Retained earnings	117,467	113,042

Total shareholders’ equity	198,808	192,291

	$523,415	$503,026

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Revenues	$245,182	$238,544
Facility and program expenses	220,462	214,078

Facility and program contribution	24,720	24,466

Operating expenses:
Corporate general and administrative	9,708	9,936
Depreciation and amortization	3,013	3,005

Total operating expenses	12,721	12,941

Operating income	11,999	11,525

Interest expense, net	5,085	6,137

Income before income taxes	6,914	5,388
Income tax expense	2,489	1,940

Net income	$4,425	$3,448

Basic earnings per share	$0.18	$0.14

Diluted earnings per share	$0.17	$0.14

Weighted average number of common shares:
Basic	24,978	24,418
Diluted	26,168	24,424

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2004	2003
Cash flows from operating activities:
Net income	$4,425	$3,448
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,013	3,005
Amortization of discount on notes	156	104
Provision for losses on accounts receivable	1,293	1,237
Changes in operating assets and liabilities	8,512	2,270

Cash provided by operating activities	17,399	10,064

Cash flows from investing activities:
Purchases of property and equipment	(2,383)	(4,691)
Acquisitions of businesses, net of cash acquired	(822)	(9,000)
Proceeds from sales of assets	—	190

Cash used in investing activities	(3,205)	(13,501)

Cash flows from financing activities:
Repayments of long-term debt	(1,977)	(354)
Proceeds received from exercise of stock options	2,092	—

Cash provided by (used in) financing activities	115	(354)

Increase (decrease) in cash and cash equivalents	$14,309	$(3,791)

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2004
(Unaudited)

Note 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2003.

Note 2. Long-term Debt

     Long-term debt consists of the following:

	March 31	December 31
	2004	2003
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
5.9% convertible subordinated notes due 2005	12,759	12,759
Term loan due 2008	21,125	22,000
Obligations under capital leases	3,467	4,074
Notes payable and other	226	852

	187,577	189,685
Less current portion	17,433	5,109

	$170,144	$184,576

     The 5.9% convertible subordinated notes, which are due in March 2005, are included in the current portion of long-term debt in the March 31, 2004 balance sheet.

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2004	2003
	(In thousands, except per share data)
Income attributable to shareholders for basic and diluted earnings per share	$4,425	$3,448

Weighted average number of common shares used in basic earnings per share	24,978	24,418
Effect of dilutive securities:
Stock options	1,190	6

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	26,168	24,424

Basic earnings per share	$0.18	$0.14

Diluted earnings per share	$0.17	$0.14

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31
	2004	2003
	(In thousands)
Convertible subordinated notes	494	5,461
Stock options	338	2,324

Note 4. Segment Information

	Disabilities	Youth	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended March 31:			(In thousands)
2004
Revenues	$188,566	$12,837	$43,779	$—	$245,182
Operating income	17,575	620	4,680	(10,876)	11,999

2003
Revenues	$181,002	$13,540	$44,002	$—	$238,544
Operating income	16,575	1,031	4,738	(10,819)	11,525

(1)	All Other operating income is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

Note 5. Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation.

	Three Months Ended
	March 31
	2004	2003
	(In thousands, except
	per share data)
Net income, as reported	$4,425	$3,448
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(452)	(340)

Net income, pro forma	$3,973	$3,108

Basic earnings per share:
As reported	$0.18	$0.14

Pro forma	$0.16	$0.13

Diluted earnings per share:
As reported	$0.17	$0.14

Pro forma	$0.15	$0.13

Note 6. Legal Proceedings

     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We have filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance and, accordingly, we have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In September 1997, a lawsuit, styled Nancy Chesser v. Normal Life of Texas, Inc., and Normal Life, Inc. District Court of Travis County, Texas was filed against a Texas facility operated by the former owners of Normal Life, Inc. and Normal Life of North Texas, Inc., one of our subsidiaries, asserting causes of action for negligence, intentional infliction of emotional distress and retaliation regarding the discharge of residents of the facility. In May 2000, a judgment was entered in favor of the plaintiff awarding the plaintiff damages, prejudgment interest and attorneys’ fees totaling $4.8 million. In October 2000, ResCare and AISL entered into an agreement whereby any settlement reached in Chesser and a related lawsuit also filed in the District Court of Travis County, Texas would not be dispositive of whether the claims in those suits were covered under the policies issued by AISL. AISL thereafter settled the suits and in October 2000 filed a Complaint for Declaratory Judgment against Normal Life of North Texas, Inc. and Normal Life, Inc. in the U.S. District Court for the Northern District of Texas, Dallas Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the lawsuits. It was our position that the lawsuits initiated coverage under the primary policies of insurance, thus affording adequate coverage to settle the lawsuits within coverage and policy limits. In March 2004, the lawsuit was settled for an amount previously reserved in our consolidated financial statements.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest of $330,000 from December 1, 1999. Based on the advice of counsel, we have appealed the award of damages, based on numerous appealable errors at trial. The case has been briefed to the North Carolina Court of Appeals and oral arguments were held on March 29, 2004. No decision has been received from the Court. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the TAG intervened in the case and in May 2003, filed under seal, a separate complaint. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. We have also initiated settlement negotiations with the TAG. Although we cannot predict the outcome of the lawsuit or any settlement with certainty, and we have incurred and could continue to incur significant legal expenses, we do not believe the ultimate resolution of the lawsuit or any settlement will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment which are currently pending before the Court. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve of $0.5 million in the condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     In February 2002, a lawsuit previously filed in Texas State Court styled PosAbilities, Inc. v. EduCare Community Living Corporation – America, Inc. and Res-Care, Inc. was removed to the United States District Court for the Western District of Texas. In this action, PosAbilities alleges breach of contract, breach of fiduciary duty, fraud and conversion in the performance of administrative services by EduCare, a subsidiary of ResCare, and seeks actual damages in excess of $1.0 million along with unspecified punitive damages and attorney fees. We have filed a counterclaim that proper accounting demonstrates that a substantial liability is owed to EduCare from PosAbilities, and accordingly, at the trial held at the end of March 2004, we sought to recover from PosAbilities a net amount of approximately $0.7 million. Although an ultimate decision has not been received from the Court, at the close of PosAbilities’ evidence at trial, the Court granted in part our motion for judgment as a matter of law and dismissed PosAbilities’ claims for fraud, punitive damages and reimbursement of certain management fees. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that ultimate resolution of this matter will result in a liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Overview

     The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand ResCare’s financial results. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes. This overview identifies the individual sections of MD&A, which are:

•	Our Business - a general description of our business and the services we provide.

•	Application of Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

•	Quarter in Review - highlights of the past quarter.

•	Results of Operations - an analysis of our consolidated results of operations for the periods presented including analysis of our operating segments.

•	Financial Condition, Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations and Commitments - a tabular presentation of our contractual obligations and commitments for future periods.

•	Certain Risk Factors - a discussion of various factors and forces that may impact future performance and results.

•	Forward-Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from historical results or our current expectations or projections.

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

     We operate programs for at-risk and troubled youths through our Youth Services division. Most of the Youth Services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

     Our Training Services division includes Job Corps and Arbor E&T. We operate 16 vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL). Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews. We also operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. These programs are funded through approximately 80 performance-based or fixed-fee contracts from local and state governments. We operate 30 career centers in California, Georgia, New Jersey, New York, Pennsylvania, Virginia, Washington and West Virginia.

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

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for doubtful accounts during the first quarter 2004.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% at March 31, 2004, which is consistent with December 31, 2003. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method of providing reserves for insurance risks during the first quarter 2004.

Legal Contingencies

     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 6 to the Condensed Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during the first quarter 2004.

Valuation of Long-Lived Assets

     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no significant asset valuation losses during the first quarter 2004.

Goodwill

     With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted average of comparative market multiples in the current market conditions and discounted cash flows.

     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2003 was 8.6%. A variance in the discount rate could have a significant impact on the impairment analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

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

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the first quarter 2004.

Quarter in Review

     Revenues for the quarter were $245.2 million, net income was $4.4 million, or $0.17 per diluted share, and cash provided from operations for the quarter was $17.4 million. These items are discussed in more detail in the following sections of the MD&A.

The following highlights some of the events of the past quarter:

•	On March 10, 2004, we announced a major equity transaction in which Onex Partners LP and three other affiliated investment funds (Onex Partners) agreed to purchase $50.5 million of ResCare’s new Series A convertible preferred shares. The transaction is expected to close at the end of the second quarter of 2004, subject to shareholder approval.

Onex Partners is controlled by Onex Corporation, a diversified company with annual consolidated revenues of approximately $13 billion and consolidated assets of approximately $11 billion. Onex is one of Canada’s largest companies with global operations in service, manufacturing and technology industries. Onex shares trade on the Toronto Stock Exchange under the stock symbol OCX.

The convertible preferred shares will be convertible into approximately 4.8 million shares of our common shares based upon a $10.50 per share value, and will vote with our common shares as if converted at that price. Onex Partners also will purchase 3.7 million common shares from ResCare’s founder, James R. Fornear, and two other insiders. These transactions represent approximately a 30% equity interest in ResCare.

Under the terms of the transaction, which is subject to shareholder approval, Onex Partners will be entitled to appoint three new members and ResCare will add one new member to the Board of Directors of ResCare, replacing retiring Board members. Thereafter, Onex Partners will have the ongoing right to elect two of these directors.

We intend to use the proceeds from this transaction to fund our growth, which for the past several years has been constrained due to limited availability of capital. We expect to start benefiting from this capital infusion in late 2004 and early 2005.

•	Also, during the first quarter, we renewed a contract for two years to operate the Treasure Island California Job Corps center, valued at $38 million and was awarded a new contract to operate the Homestead Florida Job Corps center, valued at $21.5 million over a two-year term.

•	In the quarter, we purchased the assets and operations of North Carolina-based New Horizons Concepts with annualized revenues of $2 million. In addition, we purchased the assets and operations of New Mexico-based Residential Resorts with annual revenues of $1.9 million.

•	Also, during the first quarter, we added 28 new homes. We are on target to add approximately 100 new homes in 2004.

Results of Operations

	Three Months Ended
	March 31
	2004	2003
	(Dollars in thousands)
Revenues:
Disabilities Services	$188,566	$181,002
Youth Services	12,837	13,540
Training Services	43,779	44,002

Consolidated	$245,182	$238,544

Labor Cost as % of Revenue:
Disabilities Services	63.0%	63.2%
Youth Services	59.2%	59.3%
Training Services	49.5%	53.4%
Consolidated	62.9%	63.3%

Operating Income:
Disabilities Services	$17,575	$16,575
Youth Services	620	1,031
Training Services	4,680	4,738
Corporate and Other	(10,876)	(10,819)

Consolidated	$11,999	$11,525

Operating Margin:
Disabilities Services	9.3%	9.2%
Youth Services	4.8%	7.6%
Training Services	10.7%	10.8%

     Consolidated

     Consolidated revenues for the first quarter of 2004 increased 3% over the same period in 2003, attributable primarily to growth in Arbor E&T, opening new waiver homes and growth in our periodic in-home services. We expect to add approximately 100 homes in our Disabilities Services division in 2004 which should result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors” below.

     Operating income for the first quarter of 2004 increased in line with revenue at 4% over the same period in 2003 to $12.0 million in the first quarter of 2004 from $11.5 million in the same period in 2003. Again, much of the increase was driven by revenue growth coupled with continued improvement in controlling labor costs and corporate general and administrative expenses.

     As a percentage of total revenues, corporate general and administrative expenses were 4.0% in the first quarter of 2004 and 4.2% in 2003. The decrease from 2003 was due primarily to continued focus on reduction of non-essential travel and other similar controllable expenses.

     Net interest expense decreased $1.1 million following the redemption of our 6% convertible subordinated notes as of December 31, 2003.

     Our effective income tax rate for both 2004 and 2003 was 36.0%. The effective tax rate approximates the statutory rate considering the impact of state taxes and other adjustments.

     Disabilities Services

     Disabilities Services revenues increased by 4% in the first quarter of 2004 over the same period in 2003. Revenues increased in 2004 principally from the addition of new homes and growth in our periodic in-home services. Periodic in-home services revenues increased from $28 million to $30 million from the year earlier quarter. Segment profit margin for this division increased from 9.2% in the first quarter of 2003 to 9.3% in the same period in 2004, due primarily to improved management of labor costs. Labor costs for this division decreased as a percent of revenues in part through more effective management of staff, offset to some extent by the effect of wage pass-throughs and the impact of labor for the periodic in-home services unit.

     Youth Services

     Youth Services revenues decreased by 5% in the first quarter of 2004 over the same period in 2003. Segment profit margin for this division decreased from 7.6% in the first quarter of 2003 to 4.8% in the same period in 2004. These declines continue to be due to program closures, bed reductions and rate cuts for our juvenile justice programs, offset partially by growth in education, foster care and residential services.

     Training Services

     Training Services revenues decreased 1% in the first quarter of 2004 over the same period in 2003, primarily due to the loss of the Earle C. Clements Job Corps center in April 2003 offset by the Tulsa Job Corps center contract awarded effective June 1, 2003, additional cost reimbursed spending at various other Job Corps centers and increased revenues at Arbor E&T. Segment profit margins for this division were essentially flat in 2004 compared to 2003.

Financial Condition, Liquidity and Capital Resources

     Total assets increased 4% in 2004 as compared to 2003 primarily due to increases in cash and cash equivalents as a result of cash provided by operations of $17.4 million and accounts receivable due to the growth in revenues. Days revenue in net accounts receivable were 50 days at March 31, 2004 compared to 48 days at December 31, 2003. The increase is due primarily to changes in the payment pattern of the DOL, implementation of new programs requiring state agency billing refinements and delays related to required modifications to state billing systems for the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

     During the quarter ended March 31, 2004, cash provided by operating activities increased $7.4 million over the same quarter in 2003. The increase in 2004 from 2003 was due primarily to higher profitability and effective cash management.

     During the quarter ended March 31, 2004, cash used in investing activities was $3.2 million primarily for purchases of property and equipment, while for the same quarter in 2003, cash used in investing activities was $13.5 million. The primary driver of the variance, period over period, is due to the purchase of Arbor E&T in the first quarter 2003 for approximately $10.0 million.

     Our capital requirements relate primarily to the working capital needed for general corporate purposes and our plans to expand through the development of new facilities and programs. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility.

     Our $135 million senior credit facility includes a $100 million revolver and a $35 million term loan. The revolver includes a $65 million sub-limit for letters of credit. We have drawn $22 million from the term loan. As of March 31, 2004, we had irrevocable standby letters of credit in the principal amount of $41.3 million issued primarily in connection with our insurance programs. As of March 31, 2004, we had $49.0 million available under the revolver as our borrowing base under the revolver was $90.3 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of March 31, 2004. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     As of March 31, 2004 and December 31, 2003, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may at our discretion be exchanged for a letter of credit.

     Operating funding sources are approximately 76% through Medicaid reimbursement, 15% from the DOL, and the remaining 9% from various sources including private payors. We believe our sources of funds through operations and available through the credit facilities described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending March 31
Contractual Obligations	Total	2005	2006-2007	2008-2009	2010 and Thereafter
Long-term Debt	$184,110	$16,304	$7,072	$157,073	$3,661
Capital Lease Obligations	3,467	1,129	1,997	205	136
Operating Leases	139,120	28,364	41,589	27,605	41,562
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$326,697	$45,797	$50,658	$184,883	$45,359

		Amount of Commitments Expiring per Period
	Total	Twelve Months Ending March 31
Other Commercial	Amounts				2010 and
Commitments	Committed	2005	2006-2007	2008-2009	Thereafter
Standby Letters–of-Credit	$41,254	$41,254	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 33 states.

     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, whether through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years. We may not be successful in bidding for contracts to operate, or to continue operating, Job Corps centers. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures; changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.

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

     Additionally, the maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation, and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services and our operating flexibility, and ultimately our revenues and profitability.

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

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. As a result, our insurance program costs for our current policy year, which commenced July 1, 2003, continued to increase. Our self-insured retentions have also increased. The professional and general liability coverage provides for a $250,000 deductible per occurrence, and claims limits of $4.8 million per occurrence up to a $6 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

     The collection of accounts receivable is a significant management challenge and requires continual focus. Before 2002, many of our accounts receivable controls were managed through manual procedures. We have expended significant effort and resources to implement a new accounts receivable system, which was substantially in place at the end of 2002. The limitations of some state information systems and procedures, such as the inability to receive documentation or disperse funds electronically, may limit the benefits we derive from our new system. We must maintain or continue to improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

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

     We must comply with comprehensive government regulation of our services, including statutes, regulations and policies governing the licensing of our facilities, certification of employees, the quality of our services, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. HIPAA could increase potential penalties. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2004, we had variable rate debt outstanding of approximately $21.1 million compared to $22.0 million outstanding at December 31, 2003. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of March 31, 2004, would increase interest expense approximately $0.2 million annually.

Item 4. Controls and Procedures

     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is incorporated by reference from Note 6 to the condensed consolidated financial statements set forth in Part I of this report.

Item 5. Other Information

     Res-Care, Inc. has scheduled its annual meeting of shareholders for Wednesday, June 23, 2004 at 10:00 a.m. Eastern Daylight Time, at the Olmsted, 3701 Frankfort Avenue, Louisville, Kentucky. We expect to mail proxy materials to shareholders on or about May 25, 2004.

     ResCare’s by-laws require shareholders who intend to propose business for consideration by shareholders at an annual meeting, other than shareholder proposals that are included in the proxy statement, to give written notice to the Secretary of ResCare not less than sixty days and not more than ninety days before the annual meeting. If shareholders receive less than seventy days notice or prior public disclosure of the date of the meeting, the Secretary of ResCare must receive notice of business to be proposed not later than the tenth day following the day on which ResCare mailed or publicly disclosed notice of the annual meeting. For the 2004 annual meeting, the date by which ResCare must receive notice of business to be proposed is May 16, 2004.

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

On May 6, 2004, we filed a Current Report on Form 8-K announcing our financial results for the first quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date:	May 6, 2004	By:	/s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

Date:	May 6, 2004	By:	/s/ L. Bryan Shaul

L. Bryan Shaul
Executive Vice President of Finance &
Administration and Chief Financial Officer