Form 10-Q
period 2004-06-30
RES CARE INC /KY/
filed 2004-08-05
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2004, was 25,426,738.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets – June 30, 2004 (Unaudited) and December 31, 2003	2
	Condensed Consolidated Statements of Income – Three Months Ended June 30, 2004 and 2003 (Unaudited); Six Months Ended June 30, 2004 and 2003 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2004 and 2003 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements – June 30, 2004 (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	34
SIGNATURES
EXHIBITS
Exhibit 3(I).4
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2004	2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$95,421	$23,440
Accounts receivable, net	125,133	129,199
Deferred income taxes	18,937	18,115
Prepaid expenses and other current assets	9,235	10,178
Refundable income taxes	—	439

Total current assets	248,726	181,371

Property and equipment, net	68,006	68,422
Goodwill	229,555	230,306
Other assets	20,909	22,927

	$567,196	$503,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,304	$37,985
Accrued expenses	78,743	66,979
Current portion of long-term debt	17,354	5,109
Accrued income taxes	7	—

Total current liabilities	129,408	110,073

Long-term liabilities	5,640	6,262
Long-term debt	169,021	184,576
Deferred income taxes	11,005	9,824

Total liabilities	315,074	310,735

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	—
Common shares	48,551	48,135
Additional paid-in capital	49,749	31,114
Retained earnings	107,213	113,042

Total shareholders’ equity	252,122	192,291

	$567,196	$503,026

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Revenues	$250,844	$238,293	$496,026	$476,837
Facility and program expenses	225,133	214,225	445,595	428,303

Facility and program contribution	25,711	24,068	50,431	48,534
Operating expenses:
Corporate general and administrative	9,526	8,573	19,233	18,480
Depreciation and amortization	3,054	3,030	6,067	6,035
Other expense (income), net	749	(264)	750	(235)

Total operating expenses	13,329	11,339	26,050	24,280

Operating income	12,382	12,729	24,381	24,254
Interest expense, net	4,956	6,120	10,041	12,257

Income before income taxes	7,426	6,609	14,340	11,997
Income tax expense	2,896	2,379	5,385	4,319

Net income	4,530	4,230	8,955	7,678

Non-cash beneficial conversion feature	(14,784)	—	(14,784)	—

Net (loss) income attributable to common shareholders	$(10,254)	$4,230	$(5,829)	$7,678

Basic and diluted earnings (loss) per common share	$(0.40)	$0.17	$(0.23)	$0.31

Weighted average number of common shares:
Basic	25,323	24,421	25,150	24,420
Diluted	25,323	24,606	25,150	24,489

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
Cash flows from operating activities:
Net income	$8,955	$7,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,067	6,035
Amortization of discount on notes	582	214
Deferred income taxes, net	359	(83)
Provision for losses on accounts receivable	2,592	3,729
Tax benefit from exercise of stock options	726	—
Loss from sale of assets	—	37
Gain on extinguishment of debt	—	(219)
Changes in operating assets and liabilities	12,310	4,066

Cash provided by operating activities	31,591	21,457

Cash flows from investing activities:
Purchases of property and equipment	(5,217)	(8,394)
Acquisitions of businesses, net of cash acquired	(955)	(9,000)
Proceeds from sales of assets	32	234

Cash used in investing activities	(6,140)	(17,160)

Cash flows from financing activities:
Repayments of long-term debt	(3,620)	(2,807)
Proceeds received from exercise of stock options	3,541	26
Net proceeds from the issuance of preferred stock	46,609	—

Cash provided by (used in) financing activities	46,530	(2,781)

Increase in cash and cash equivalents	$71,981	$1,516

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2004
(Unaudited)

Note 1.	Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2003.

Note 2.	Long-term Debt

     Long-term debt consists of the following:

	June 30	December 31
	2004	2003
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
5.9% convertible subordinated notes due 2005	12,759	12,759
Term loan due 2008	20,250	22,000
Obligations under capital leases	3,142	4,074
Notes payable and other	224	852

	186,375	189,685
Less current portion	17,354	5,109

	$169,021	$184,576

     The 5.9% convertible subordinated notes, which are due in March 2005, are included in the current portion of long-term debt in the June 30, 2004 balance sheet.

Note 3.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$4,530	$4,230	$8,955	$7,678
Non-cash beneficial conversion feature	(14,784)	—	(14,784)	—

Net (loss) income attributable to common shareholders for basic and diluted earnings (loss) per common share	$(10,254)	$4,230	$(5,829)	$7,678

Weighted average number of common shares used in basic earnings (loss) per common share	25,323	24,421	25,150	24,420
Effect of dilutive securities:
Stock options	—	185	—	69

Weighted average number of common shares and dilutive potential common shares used in diluted earnings (loss) per common share	25,323	24,606	25,150	24,489

Basic and diluted earnings (loss) per common share	$(0.40)	$0.17	$(0.23)	$0.31

     See further discussion of the non-cash beneficial conversion feature in Note 7 to the condensed consolidated financial statements.

     The average shares listed below were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands)
Convertible subordinated notes	494	5,448	494	5,454
Stock options	1,840	2,235	1,697	2,240
Preferred shares	370	—	185	—

Note 4.	Segment Information

	Disabilities	Youth	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended June 30:	(In thousands)
2004
Revenues	$190,706	$12,671	$47,467	$—	$250,844
Operating income	17,950	990	5,004	(11,562)	12,382
2003
Revenues	$183,835	$13,336	$41,122	$—	$238,293
Operating income	16,711	926	4,454	(9,362)	12,729

Six months ended June 30:
2004
Revenues	$379,272	$25,508	$91,246	$—	$496,026
Operating income	35,525	1,610	9,684	(22,438)	24,381
2003
Revenues	$364,837	$26,876	$85,124	$—	$476,837
Operating income	33,273	1,942	9,192	(20,153)	24,254

(1)	All Other operating income is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

Note 5.	Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net (loss) income attributable to common shareholders, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net (loss) income attributable to common shareholders and earnings (loss) per common share if we had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income	$4,530	$4,230	$8,955	$7,678
Non-cash beneficial conversion feature	(14,784)	—	(14,784)	—

Net (loss) income attributable to common shareholders, as reported	(10,254)	4,230	(5,829)	7,678
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	533	419	1,067	837

Net (loss) income attributable to common shareholders, pro forma	$(10,787)	$3,811	$(6,896)	$6,841

Basic earnings (loss) per common share:
As reported	$(0.40)	$0.17	$(0.23)	$0.31

Pro forma	$(0.43)	$0.16	$(0.27)	$0.28

Diluted earnings (loss) per common share:
As reported	$(0.40)	$0.17	$(0.23)	$0.31

Pro forma	$(0.43)	$0.15	$(0.27)	$0.28

Note 6.	Legal Proceedings

     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed and a supersedeas bond has been filed with the Court of $6.0 million. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We established a reserve in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest of $330,000 from December 1, 1999. Based on the advice of counsel, we appealed the award of damages, based on numerous appealable errors at trial. The case was briefed to the North Carolina Court of Appeals and oral arguments were held on March 29, 2004. In July 2004, the North Carolina Court of Appeals denied our appeal. We are therefore filing a motion for a rehearing and, if unsuccessful, we will petition the North Carolina Supreme Court. In our opinion, after consulting with outside counsel, substantial grounds exist for a successful appeal. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment which are currently pending before the Court. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve of $0.5 million in the condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, based on the advice of counsel, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case has been set for trial in October 2004. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.6 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In February 2002, a lawsuit previously filed in Texas State Court styled PosAbilities, Inc. v. EduCare Community Living Corporation – America, Inc. and Res-Care, Inc. was removed to the United States District Court for the Western District of Texas. In this action, PosAbilities alleged breach of contract, breach of fiduciary duty, fraud and conversion in the performance of administrative services by EduCare, a subsidiary of ResCare, and sought actual damages in excess of $1.0 million along with unspecified punitive damages and attorney fees. We filed a counterclaim that proper accounting demonstrates that a substantial liability is owed to EduCare from PosAbilities, and accordingly, at the trial held at the end of March 2004, we sought to recover from PosAbilities a net amount of approximately $0.7 million. At the close of PosAbilities’ evidence at trial, the Court granted in part our motion for judgment as a matter of law and dismissed PosAbilities’ claims for fraud, punitive damages and reimbursement of certain management fees. In April 2004, prior to receiving a court decision, a settlement of the lawsuit was reached that did not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Note 7.	Preferred Stock Issuance

     On June 23, 2004, ResCare issued 48,095 shares of Series A convertible preferred stock to four investment funds controlled by Onex Corporation (Onex), at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the Onex transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex, were recorded as a reduction in shareholders’ equity. In addition, we recorded an expense in the second quarter of 2004 of $791,000 related to payments required under the provisions of the director stock option plans as a result of the transaction which was included as other expense in the condensed consolidated income statement.

     The preferred stock is entitled to a liquidation preference of $1,050 per share plus all unpaid, accrued dividends. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends. Commencing 18 months after the issuance, the holders of the preferred stock have the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise.

     Accounting for this transaction falls primarily under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments. The beneficial conversion feature assumed in the preferred stock was calculated at $14.8 million and was determined by multiplying the number of common shares issuable upon conversion of the preferred shares by the difference between the market price of the common stock on the date of closing and the previously agreed upon conversion price. The beneficial conversion feature was a non-cash item, and was charged to retained earnings, with the offsetting credit to additional paid-in capital. Additionally, the beneficial conversion feature is treated as a reduction in determining net loss attributable to common shareholders for the quarter and six months ended June 30, 2004.

     Additionally, in connection with the transaction, we entered into a management services agreement with Onex whereby Onex will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex an annual advisory fee of $350,000 for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as Onex no longer holds at least 26,452 shares of preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand ResCare’s financial results. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes. This overview identifies the individual sections of MD&A, which are:

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

     Our Training Services division includes Job Corps and other job training and placement programs. We operate 16 vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL). Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews. We also operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. These programs are funded through approximately 80 performance-based or fixed-fee contracts from local and state governments.

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

     Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for doubtful accounts during the second quarter 2004.

     Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% at June 30, 2004, which is consistent with December 31, 2003. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method of providing reserves for insurance risks during the second quarter 2004.

     Legal Contingencies

     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 6 to the condensed consolidated financial statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during the second quarter 2004.

     Valuation of Long-Lived Assets

     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no material asset valuation losses during the second quarter 2004.

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

     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2003 was 8.6%. A variance in the discount rate could have a significant impact on the impairment analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No valuation losses were recorded during the second quarter 2004.

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

     Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers and with local and state governments for other job training and placement programs. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For certain of our current contracts and any contract renewals, the management fee is a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the second quarter 2004.

Quarter in Review

     Revenues for the quarter were $250.8 million, net income was $4.5 million and cash provided from operations for the quarter was $14.2 million. These items are discussed in more detail in the following sections of the MD&A.

     The following highlights some of the events of the past quarter:

•	On June 23, 2004, we completed a transaction with four investment funds affiliated with Onex Corporation. Under the terms of the agreement, the Onex funds purchased 48,095 shares of ResCare’s Series A convertible preferred shares at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share. Net proceeds from the Onex transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex, were recorded as a reduction in shareholders’ equity.

Under the accounting treatment, the non-cash beneficial conversion feature assumed in the preferred stock was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings (loss) per share attributable to common shareholders. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants this quarter or in future periods. The accounting does not change the underlying economics of the Onex transaction.

In addition, we recorded an expense in the second quarter of 2004 of $791,000 related to payments required under the provisions of the director stock option plans as a result of the transaction.

Under the terms of the transaction, the Board of Directors appointed four new Board members, three of whom were designated by Onex, to replace retiring Board members.

•	Standard & Poor’s Rating Services revised its outlook for ResCare from stable to positive and affirmed its ratings on ResCare, including a “B” corporate credit rating. This was the second time in eight months that our outlook was improved by Standard & Poor’s.

•	ResCare was added to the Russell 3000 Index, which is a compilation of the 3,000 largest U.S. stocks as of the end of May, ranked by total market capitalization.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues:
Disabilities Services	$190,706	$183,835	$379,272	$364,837
Youth Services	12,671	13,336	25,508	26,876
Training Services	47,467	41,122	91,246	85,124

Consolidated	$250,844	$238,293	$496,026	$476,837

Labor Cost as % of Revenue:
Disabilities Services	63.2%	62.6%	63.1%	62.9%
Youth Services	55.9%	58.2%	57.6%	58.7%
Training Services	47.5%	52.9%	48.5%	53.2%
Consolidated	62.1%	62.7%	62.6%	63.0%

Operating Income:
Disabilities Services	$17,950	$16,711	$35,525	$33,273
Youth Services	990	926	1,610	1,942
Training Services	5,004	4,454	9,684	9,192
Corporate and Other	(11,562)	(9,362)	(22,438)	(20,153)

Consolidated	$12,382	$12,729	$24,381	$24,254

Operating Margin:
Disabilities Services	9.4%	9.1%	9.4%	9.1%
Youth Services	7.8%	6.9%	6.3%	7.2%
Training Services	10.5%	10.8%	10.6%	10.8%

     Consolidated

     Consolidated revenues for the second quarter and six months ended June 30, 2004 increased 5% and 4%, respectively, over the same periods in 2003. These increases are attributed primarily to growth in our subsidiary, Arbor E&T, LLC, purchased in 2003, new waiver homes and growth in our periodic in-home services. During 2004, we have added 71 new homes in our Disabilities Services division and expect to have a total of approximately 100 new homes in 2004, which will result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors” below.

     Operating income for the second quarter of 2004 and the six months ended June 30, 2004, compared to the same periods in 2003, was essentially flat. The quarter included $791,000 of expenses related to payments required under the provisions of the director stock option plans as a result of the Onex transaction.

     As a percentage of total revenues, corporate general and administrative expenses for the second quarter and six months ended June 30, 2004, were 3.8% and 3.9%, respectively. The quarter percentages increased compared to the same period in 2003 due primarily to increased staffing at the corporate office. The percentages for the six months ended June 30, 2004 remained the same as compared to the year-earlier period.

     Net interest expense decreased $1.2 million for the second quarter of 2004 and $2.2 million for the six months ended June 30, 2004, following the redemption of our 6% convertible subordinated notes as of December 31, 2003.

     Our effective income tax rate for the second quarter of 2004 was 39.0% as compared to 36% in 2003 as a result of the absence of the Work Opportunity Tax Credit compared with the prior year, since renewal legislation has not been passed. The effective tax rate approximates the statutory rate considering the impact of state taxes and other adjustments.

     Included in the calculation of loss attributable to common shareholders for the quarter and six months ended June 30, 2004 is a $14.8 million assumed non-cash beneficial conversion feature. This occurred as a result of the accounting treatment of the preferred stock issued in the Onex transaction. The beneficial conversion feature does not impact net income, cash flows, total shareholders’ equity, or compliance with our debt covenants. See further discussion in Note 7 to the condensed consolidated financial statements.

     Disabilities Services

     Disabilities Services revenues for the second quarter and six months ended June 30, 2004, as compared to the same periods in 2003 increased by 4%. The addition of new homes contributed incremental revenue of $5.7 million and $11.9 million for the second quarter and six months ended June 30, 2004, respectively. Periodic in-home services revenues increased $3 million from the year earlier quarter and $4 million from the year earlier six months. Operating margin for this division increased for both the quarter and six months ended June 30, 2004 from 9.1% in 2003 to 9.4% in the same periods in 2004, due primarily to continued growth in and efficient use of the periodic in-home services unit and continued cost containment. Labor costs for this division increased as a percent of revenues for both the second quarter and six months ended June 30, 2004, due to the mix of various services and the labor costs associated with those services.

     Youth Services

     Youth Services revenues decreased by 5% for the second quarter and six months ended June 30, 2004, over the same periods in 2003. Although operating margin for this division also showed a decrease for the six months ended June 30, 2004 over the comparable period, the second quarter 2004 showed an increase. We continue to experience program closures, bed reductions and rate cuts for our juvenile justice programs; however, as indicated by the increase in operating margin for the second quarter, we are managing through the changes in state programs by continued cost consciousness and growth in our education, foster care and residential services.

     Training Services

     Training Services revenues increased 15% in the second quarter of 2004 over the same period in 2003. For the six months ended June 30, 2004, revenues increased 7%. These increases are due primarily to incremental centers and programs at Arbor E&T, LLC. Operating margins for this division were slightly down in 2004 compared to 2003 due to lower margins for certain Arbor E&T, LLC subcontracts ending June 30, 2004.

Financial Condition, Liquidity and Capital Resources

     Total assets increased 13% in 2004 over 2003 primarily due to the issuance of preferred stock resulting in $46.6 million in net proceeds from the Onex transaction. Days revenue in net accounts receivable were 45 days at June 30, 2004 compared to 48 days and 49 days at December 31, 2003, and June 30, 2003, respectively.

     During the six months ended June 30, 2004, cash provided by operating activities increased $10.1 million over the same period in 2003. The increase in 2004 from 2003 was due primarily to higher profitability, effective cash management, and the reduction in days revenue in net accounts receivable.

     During the six months ended June 30, 2004, cash used in investing activities was $6.1 million primarily for purchases of property and equipment, while for the same period in 2003, cash used in investing activities was $17.2 million. The primary driver of the variance, period over period, is due to the purchase of Arbor E&T, LLC in the first quarter 2003 for approximately $9 million.

     Financing activities, period over period, are impacted by net proceeds of $46.6 million from the sale of preferred shares to the Onex funds.

     Our capital requirements relate primarily to the working capital needed for general corporate purposes and our plans to expand through the development of new facilities and programs. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility.

     On June 11, 2004, our $135 million senior credit facility was amended, primarily to reflect the Onex transaction. The significant amendment provisions were to increase the amount of allowable acquisitions, as defined, waive the requirement for the proceeds from the Onex transaction to be used to repay the outstanding balance of the term loan, increase the sublimit for letters of credit to $75 million, and other definitional changes.

     Our $135 million senior credit facility includes a $100 million revolver and a $35 million term loan. The revolver includes a $75 million sublimit for letters of credit. We initially drew $22 million from the term loan which has a balance of $20.3 million at June 30, 2004. As of June 30, 2004, we had irrevocable standby letters of credit in the principal amount of $41.3 million issued primarily in connection with our insurance programs. As of June 30, 2004, we had $42.9 million available under the revolver as our borrowing base under the revolver was $84.2 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of June 30, 2004. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     As of June 30, 2004 and December 31, 2003, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may at our discretion be exchanged for a letter of credit. After June 30, 2004, letters of credit increased to $61.9 million, primarily as a result of the renewal of our insurance program.

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

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending June 30
Contractual Obligations	Total	2005	2006-2007	2008-2009	2010 and Thereafter
Long-term Debt	$183,233	$16,304	$7,088	$159,810	$31
Capital Lease Obligations	3,142	1,050	1,799	181	112
Operating Leases	144,166	30,918	44,265	29,101	39,882
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$330,541	$48,272	$53,152	$189,092	$40,025

		Amount of Commitments Expiring per Period
Other	Total	Twelve Months Ending June 30
Commercial	Amounts
Commitments	Committed	2005	2006-2007	2008-2009	2010 and Thereafter
Standby Letters–of-Credit	$41,254	$41,254	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are determined by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 34 states.

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

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment from applicable government agencies. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, difficulties in timely securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

     Media coverage of the industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general, us in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

     In recent years, changes in the market for insurance, particularly for professional and general liability coverage, have made it more difficult to obtain insurance coverage at reasonable rates. The professional and general liability coverage provides for a $1.0 million deductible per occurrence for policy year commencing July 1, 2004, and claims limits of $5.0 million per occurrence up to a $6.0 million annual aggregate limit. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

     We must comply with comprehensive government regulation of our services, including statutes, regulations and policies governing the licensing of our facilities, certification of employees, the quality of our services, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 could increase potential penalties. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At June 30, 2004, we had variable rate debt outstanding of approximately $20.3 million compared to $22.0 million outstanding at December 31, 2003. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of June 30, 2004, would increase interest expense approximately $0.2 million annually.

Item 4. Controls and Procedures

     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is incorporated by reference from Note 6 to the condensed consolidated financial statements set forth in Part I of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) & (b) On June 23, 2004, ResCare issued 48,095 shares of a new series of preferred stock designated as Series A Convertible Preferred Stock (“Preferred Shares”) to four investments funds controlled by Onex Corporation (Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP and Res-Care Executive Investco LLC; collectively, the “Onex Investors”). In connection with the Onex transaction, we amended our articles of incorporation to authorize the new Preferred Shares. The preferences, limitations and relative rights of the Preferred Shares are as follows:

•	Each Preferred Share is convertible into 100 common shares at the option of the holder, based on an initial conversion price of $10.50 per common share, which is subject to adjustment for stock splits, stock dividends, and certain other events.

•	The Preferred Shareholders will receive the same dividends, if any, we pay to holders of our common shares on an as-converted basis.

•	As long as the Preferred Shareholders own at least 30% of the Preferred Shares initially issued, they will be entitled to a liquidation preference of $1,050 per share, plus any unpaid dividends, before the Company can pay any amounts on its common shares if the Company liquidates or dissolves.

•	Preferred Shares will vote together with our common shares on all matters submitted for shareholder approval, including the election of directors.

•	Each Preferred Share is entitled to a number of votes equal to the number of whole shares of our common stock into which one share is convertible on the date of issuance (initially 100 votes per preferred share), subject to adjustment in the event of stock splits, stock dividends, and the combination of the outstanding common shares into a smaller number of shares.

•	The holders of Preferred Shares have the right to nominate and elect up to two of the Company’s nine directors. However, the number of directors the Preferred Shareholders have the right to elect will decrease, or the right will terminate, if the number of Preferred Shares they hold decreases below stipulated thresholds.

•	The approval of the directors elected by the Preferred Shareholders will be required for us to:

•	adopt a “poison pill” rights plan;

•	incur debt that causes our ratio of debt to operating earnings to increase above the ratio of our debt on the date the Preferred Shares are issued to operating earnings for the year ended December 31, 2003;

•	hire or terminate the chief executive officer;

•	approve any new stock benefit plan or arrangement or any increase in the number of shares issuable under any existing plan;

•	change the number of positions on our board of directors; or

•	pay dividends in excess of $10,000,000 per year.

•	For as long as the Onex Investors own at least 26,452 Preferred Shares, the consent of the holders of a majority of the outstanding Preferred Shares will be required before the Company may:

•	authorize, issue or reclassify any of its equity or convertible securities other than to issue options or other securities under any existing stock option plan or to issue common or other securities ranking junior to the Preferred Shares;

•	create, issue, or increase the authorized amount of shares of any class or series of the Company’s securities ranking senior or equal to the Preferred Shares with respect to dividend or liquidation rights, or any securities convertible into shares senior or equal to the Preferred Shares with respect to those rights;

•	liquidate, dissolve, wind up the Company’s affairs or reorganize; or

•	amend the Company’s articles of incorporation or bylaws if the amendment would require approval of the holders of Preferred Shares voting as a class under Kentucky law.

•	Provided that the Onex Investors own at least 26,452 Preferred Shares, then during the first 18 months after the closing of the Onex transaction, the Company must obtain the consent of the holders of a majority of the outstanding Preferred Shares to enter into a sale of substantially all of the Company’s assets or equity by merger, consolidation or otherwise.

•	For as long as the Onex Investors own at least 26,452 Preferred Shares, the Company cannot sell substantially all of its assets or equity by merger, consolidation or otherwise without first giving the holders of Preferred Shares the right to acquire such assets or equity on the same terms and conditions.

•	Commencing 18 months after the issuance of the Preferred Shares, the holders of Preferred Shares will have a right to require the Company to redeem their shares for $1,050 per share plus any accrued dividends if the Company closes a sale of substantially all of its assets or equity by merger, consolidation or otherwise.

(c)	The issuance of the Preferred Shares was a transaction not involving a public offering and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On June 23, 2004, the regular annual meeting of shareholders of the Company was held in Louisville, Kentucky. Represented at the meeting, either in person or by proxy, were 23,808,384 voting shares out of a total of 25,324,816 voting shares outstanding.

(b)	At the annual meeting, the following three directors were elected to serve a three-year term as follows:

NAME	VOTES FOR	VOTES WITHHELD
James R. Fornear	18,715,664	5,092,720
Ronald G. Geary	18,823,656	4,984,728
Spiro B. Mitsos	18,716,313	5,092,071

          The terms of the following directors continued after the annual meeting:

NAME	TERM EXPIRES
Michael J. Foster	2005
Olivia F. Kirtley	2005
Vincent D. Pettinelli	2005
Seymour L. Bryson	2006
Steven S. Reed	2006
E. Halsey Sandford	2006

(c)	The Company’s shareholders also approved the following at the annual meeting.

1.	The Preferred Stock Purchase Agreement providing for the issuance and sale of 48,095 Preferred Shares to the Onex Investors.

Votes for Agreement	18,415,943
Votes Against Agreement	1,364,742
Votes Abstaining	76,539

2.	An amendment to the 2000 Non-employee Directors Stock Ownership Incentive Plan to increase the number of authorized shares from 100,000 to 200,000 and to revise the definition of “Change in Control” under the Plan.

Votes for Amendment	18,590,494
Votes Against Amendment	1,222,074
Votes Abstaining	44,656

3.	The appointment of KPMG LLP as independent auditors for Res-Care for the 2004 fiscal year.

Votes for Ratification	23,779,303
Votes Against Ratification	17,707
Votes Abstaining	11,374

Item 5. Other Information.

     1. Amendment of Articles of Incorporation

     On June 23, 2004, the Company amended its articles of incorporation to authorize a new series of preferred stock designated as Series A Convertible Preferred Stock. The preferences, limitations and relative rights of the preferred shares are described in Part II, Item 2(a) & (b) of this report.

     2. Resignation of Directors; Appointment of New Directors

     On June 23, 2004, James R. Fornear, Spiro B. Mitsos, Vincent D. Pettinelli and Seymour L. Bryson resigned as directors upon the completion of the Onex transaction. The Board of Directors then appointed the following four individuals to the four vacant positions on the Board:

•	Robert M. Le Blanc. Mr. Le Blanc, age 37, is a Managing Director of Onex Corporation. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years. He also worked for five years with GE Capital in a variety of positions including corporate finance and corporate strategy. Mr. Le Blanc is the Lead Director of Magellan Health Services, Inc., a provider of behavioral healthcare services (Nasdaq: MGLN), and a director of InsLogic Corporation, an internet insurance brokerage firm, and First Berkshire Hathaway Life. Mr. Le Blanc was appointed as a Class III director to a term expiring in 2007. This position will be elected exclusively by the holders of the Preferred Shares.

•	Nigel S. Wright. Mr. Wright, age 40, is a Managing Director of Onex Corporation, where he has worked since 1997. He practiced mergers and acquisitions and securities law at the Toronto firm of Davies, Ward & Beck from 1991 to 1997, and served in a policy development role in the Office of the Prime Minister of Canada from 1984 to 1986 and again in 1990 to 1991. Mr. Wright is a director of Indigo Books and Music Inc., and was Chair of Camp Oochigeas, a camp for children with cancer, from 1998 to 2003. Mr. Wright was appointed as a Class II director to a term expiring in 2006. This position will be elected exclusively by the holders of the Preferred Shares.

•	Robert E. Hallagan. Mr. Hallagan, age 61, has been vice chairman of Heidrick & Struggles, an executive search firm with over 1,100 search professionals in 60 offices, since 1997. From 1991 to 1997 he served as the firm’s president and chief executive officer. Mr. Hallagan is chief executive officer of the Center For Board Leadership, a joint venture with the National Association of Corporate Directors. He is also a director of the National Association of Corporate Directors and Berkshire Life Insurance Company. He is a former director of Bush Industries, a New York Stock Exchange company. Mr. Hallagan was appointed as a Class I director to a term expiring in 2005.

•	Dr. David Braddock. Since 2001, Dr. Braddock, age 59, has been the Associate Vice President of the University of Colorado (CU) System, Executive Director of the Coleman Institute, and holder of Coleman-Turner Chair in Cognitive Disability in the Department of Psychiatry in the School of Medicine at the CU Health Sciences Center. Dr. Braddock was at the University of Illinois at Chicago (UIC) from 1979 to 2001 as Professor of Human Development and Public Health, as the founding head of the Department of Disability and Human Development and of its research institute, and as an associate dean. Prior to UIC, he held positions with the Council for Exceptional Children, the Secretary’s Committee on Mental Retardation in the U.S. Department of HEW, and with state developmental disabilities agencies in Texas, Missouri and Illinois. A former president of the American Association on Mental Retardation (1993-94), Dr. Braddock is recognized as a leading expert on the study of cognitive disability as a result of his research over the past 30 years on the comparative study of governmental commitment for services to people with developmental disabilities and their families. He is a principal author of the bi-annual publication of the State of the States in Developmental Disabilities and is a director of the International Special Olympics. Dr. Braddock provides occasional consulting services to ResCare. ResCare pays $24,000 per year for Dr. Braddock’s consultation under the terms of a consulting agreement with an organization affiliated with CU. Dr. Braddock was appointed as a Class III director to a term expiring in 2007.

     None of the four individuals appointed to the ResCare board beneficially owned ResCare common shares as of the closing of the Onex transaction.

     3. Resignation Agreements with Directors

     In consideration of Seymour L. Bryson’s agreement to resign as a director effective upon the completion of the Onex transaction, ResCare paid him $96,128, representing director’s fees of $71,128 that would have been payable to Dr. Bryson during the remainder of his term as a director through 2005, discounted by 6%, and $25,000 in lieu of yearly stock option grants he would have been awarded. The agreement also includes a confidentiality covenant.

     In consideration of Vincent D. Pettinelli’s agreement to resign, ResCare agreed to pay him an amount equal to the compensation Mr. Pettinelli would have received as a director through December 31, 2004, plus $10,000 for legal expenses he incurred in connection with his resignation agreement. ResCare also agreed that if during the 15-year term of Mr. Pettinelli’s current noncompetition agreement ResCare proposes to open and operate a facility in Ohio or one of five other designated states, Mr. Pettinelli has the right to submit a proposal to ResCare to construct or acquire and lease the facility to ResCare. ResCare also agreed to amend Mr. Pettinelli’s noncompetition agreement to allow him to lease real estate to any non-profit agency engaged in a similar business to ResCare in Ohio and the five designated states. In addition, Mr. Pettinelli agreed to vote his common shares in favor of the Onex Transaction and against any transaction that would impede, interfere with, delay, postpone or attempt to discourage the Onex Transaction, and he granted a proxy to vote his common shares to the Special Committee with respect to the Onex Transaction and any other such proposal.

     4. Ancillary Agreements to Onex Transaction

     In connection with the Onex transaction, the parties entered into the following ancillary agreements. The material terms of those agreements are as follows:

•	Voting Agreement. The Onex Investors entered into a voting agreement with Ronald G. Geary, the Company’s Chairman, President and Chief Executive Officer. The voting agreement provides that Mr. Geary will grant Onex Partners the sole and exclusive right to vote all of the common shares he beneficially owns and is otherwise entitled to vote in connection with the election of directors and any other matter affecting the number of directors or composition of the Company’s board of directors. The voting agreement will remain in effect until such time as the agreement is terminated by the mutual consent of Onex Partners and Mr. Geary, Mr. Geary’s employment terminates, or Onex Partners no longer owns a stipulated number of shares of the Company’s capital stock. The voting agreement also provides that Mr. Geary may not sell, transfer or otherwise dispose of any common shares during the term of the agreement unless he has first offered to sell the shares to Onex Partners at a price and on other terms specified by Mr. Geary, and Onex Partners declines to accept the offer. If Onex Partners declines to purchase the shares, Mr. Geary would then be entitled to sell the offered shares to a third party at a price and on terms no more favorable to the purchaser than those initially offered to Onex Partners.

•	Registration Rights Agreement. The Company entered into a registration rights agreement with the Onex Investors that requires the Company to register their common shares issued upon the conversion of Preferred Shares or purchased from selling shareholders in connection with the Onex transaction. The material terms of the agreement are as follows:

(i) Demand Registration. The Company agreed to register the registrable securities upon the request of the holders of a majority of the registrable securities then outstanding at any time or from time to time, subject to the following conditions: (a) the Company is not required to register the registrable securities for resale more than two times; (b) the Company is not required to register the registrable securities for resale until at least 90 days after the effective date of a previous registration statement filed pursuant to a demand registration right; and (c) the aggregate offering price of registrable securities must be at least $15,000,000, unless the demand is for the remaining balance of registrable securities.

(ii) Incidental Registration. The Company agreed to include the registrable securities in any registration filed by the Company for (a) its own account, except pursuant to an employee benefit plan or in connection with an acquisition or (b) in any registration statement the Company has filed upon the request of another shareholder.

(iii) Expenses. The Company will bear all the expenses of any registration described above, other than any underwriting discounts and commissions attributable to the securities sold by the Onex Investors or their permitted transferees.

(iv) Indemnification. The Registration Rights Agreement contains mutual indemnification covenants in connection with liabilities arising out of any registration pursuant to the Agreement.

(v) Assignment. The Onex Investors may only transfer the registration rights to any of their affiliates.

•	Management Services Agreement. Pursuant to this agreement, the Company engaged an affiliate of Onex Partners LP as a consultant to advise and assist the Company’s management and board of directors from time to time on business and financial matters, including: (i) developing and implementing corporate and strategic plans; (ii) budgeting future corporate investments; (iii) developing and implementing acquisition and divestiture strategies; (iv) providing other management, administration, tax, financial and support advisory services; (v) subsequent debt and equity financings; and (vi) new business development. The Company has agreed to pay Onex an annual advisory fee of $350,000 for its services under this agreement and to reimburse Onex for its reasonable expenses incurred in connection with providing services under the agreement. The agreement will continue in effect until such time as the Onex Investors no longer hold at least 26,452 shares of Preferred Stock.

     5. Amendment to Credit Facility

     On June 11, 2004, we entered into a consent and amendment to our $135 million credit facility. The principal terms of the consent and amendment, which reflected the equity investment by the Onex Investors, are as follows:

•	The lenders waived the requirement that the proceeds from the Onex transaction be used to repay the outstanding balance of the term loan, which totaled $20.3 million at June 30, 2004;

•	The maximum purchase price for acquisitions not requiring the consent of the lenders was increased from $7.5 million during any fiscal year to $50 million plus $7.5 million on and after the consummation of acquisitions with a purchase price up to $50 million during any fiscal year; and

•	The aggregate sublimit for letters of credit was increased from $65 million to $75 million.

     6. Amendment to 2000 Non-employee Directors Stock Ownership Incentive Plan

     The Amendment to the 2000 Non-employee Directors Stock Ownership Incentive Plan that was approved at the 2004 annual meeting increased the number of shares authorized to be issued under the plan from 100,000 to 200,000 and revised the definition of “Change of Control” as it applies to options granted after June 30, 2004 to provide that the acquisition of our securities by the Onex Investors will not trigger a Change of Control under the plan unless the Onex Investors come to own securities representing more than 50% of the combined voting power of our then outstanding capital stock.

     7. Rule 10b5-1 Trading Plans

     From time to time executive officers and directors of ResCare may adopt non-discretionary written trading plans that comply with SEC Rule 10b5-1, or otherwise convert their equity-based compensation. Rule 10b5-1 provides executives with a method to do so in an automatic and non-discretionary manner over time. All such activities will be subject to compliance with our compensation and trading policies and applicable laws and regulations. Reporting the adoption of 10b5-1 plans by executive officers and directors, and posting information about such plans on our website (www.rescare.com) upon adoption, are consistent with ResCare’s philosophy of open communication with our shareholders.

     Ronald G. Geary, Chairman, President and Chief Executive Officer of ResCare, recently adopted a non-discretionary written trading plan that complies with Rule 10b5-1. Mr. Geary has adopted the plan for financial planning purposes and to diversify his financial holdings. The plan covers 120,000 shares of ResCare common stock that Mr. Geary has obtained through the exercise of stock options granted to him under his employment contract with ResCare and through purchases in the open market. The plan is expected to be in effect for approximately one year and involves sales of shares weekly during that period. At the time Mr. Geary adopted the plan, he beneficially owned 1,380,250 shares, or 5.3% of ResCare common stock outstanding.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

3(i),4	Articles of Amendment to ResCare’s Articles of Incorporation dated June 23, 2004.
10.1	Registration Rights Agreement among ResCare and Onex Partners LP, Onex American Holdings III, LLC, Onex US Principals LP and Res-Care Executive Investco LLC dated June 23, 2004.
10.2	Amendment No.1 and Consent Dated as of June 11, 2004 to Credit Agreement Dated as of December 31, 2003.
10.3	Management Services Agreement between Onex Partners Manager LP and ResCare dated June 23, 2004.
10.4	Shareholders Voting Agreement between Ronald G. Geary and Onex Partners LP dated June 23, 2004 and related proxy.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On May 27, 2004, we filed a Current Report on Form 8-K announcing the execution of Amendment No. 1 dated as of May 20, 2004 to its Preferred Stock Purchase Agreement with four investment funds affiliated with Onex Corporation.

     On June 3, 2004, we filed a Current Report on Form 8-K announcing our participation in the INVESTKentucky conference held in Louisville, Kentucky.

     On June 28, 2004, we filed a Current Report on Form 8-K announcing the completion of the transaction with Onex Partners LP.

     On August 5, 2004, we filed a Current Report on Form 8-K announcing our financial results for the second quarter ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant
Date: August 5, 2004	By:	/s/ Ronald G. Geary
Ronald G. Geary
Chairman, President and Chief Executive Officer

Date: August 5, 2004	By:	/s/ L. Bryan Shaul
L. Bryan Shaul
Executive Vice President of Finance & Administration and Chief Financial Officer