Form 10-Q
period 2004-09-30
RES CARE INC /KY/
filed 2004-11-04
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No[  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No[  ].

The number of shares outstanding of the registrant’s common stock, no par value, as of October 29, 2004, was 25,503,458.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PAGE
NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2004 (Unaudited) and December 31, 2003	2
Condensed Consolidated Statements of Income — Three Months Ended September 30, 2004 and 2003 (Unaudited); Nine Months Ended September 30, 2004 and 2003 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements — September 30, 2004 (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.Quantitative and Qualitative Disclosure about Market Risk	27
Item 4.Controls and Procedures	27
PART II.OTHER INFORMATION
Item 1.Legal Proceedings	28
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.Defaults Upon Senior Securities	28
Item 6.Exhibits and Reports on Form 8-K	28
SIGNATURES
EXHIBITS
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,905	$23,440
Accounts receivable, net	129,901	129,199
Deferred income taxes	19,519	18,115
Prepaid expenses and other current assets	12,059	10,178
Refundable income taxes	—	439

Total current assets	265,384	181,371

Property and equipment, net	68,094	68,422
Goodwill	236,671	230,306
Other assets	19,982	22,927

	$590,131	$503,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,184	$37,985
Accrued expenses	91,817	66,979
Current portion of long-term debt	17,967	5,109
Accrued income taxes	1,513	—

Total current liabilities	144,481	110,073

Long-term liabilities	5,802	6,262
Long-term debt	169,232	184,576
Deferred income taxes	12,038	9,824

Total liabilities	331,553	310,735

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	—
Common shares	48,603	48,135
Additional paid-in capital	50,506	31,114
Retained earnings	112,860	113,042

Total shareholders’ equity	258,578	192,291

	$590,131	$503,026

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Revenues	$255,485	$240,508	$751,511	$717,345
Facility and program expenses	228,608	218,149	674,203	646,452

Facility and program contribution	26,877	22,359	77,308	70,893
Operating expenses:
Corporate general and administrative	9,740	8,314	28,973	26,794
Depreciation and amortization	2,996	3,008	9,063	9,043
Other expense (income), net	48	(72)	798	(307)

Total operating expenses	12,784	11,250	38,834	35,530

Operating income	14,093	11,109	38,474	35,363
Interest expense, net	4,882	6,089	14,922	18,346

Income before income taxes	9,211	5,020	23,552	17,017
Income tax expense	3,565	1,807	8,950	6,126

Net income	5,646	3,213	14,602	10,891

Non-cash beneficial conversion feature	—	—	(14,784)	—
Net income attributable to preferred shareholders	898	—	—	—

Net income (loss) attributable to common shareholders	$4,748	$3,213	$(182)	$10,891

Basic earnings (loss) per share	$0.19	$0.13	$(0.01)	$0.45

Diluted earnings (loss) per share	$0.18	$0.13	$(0.01)	$0.44

Weighted average number of common shares:
Basic	25,439	24,475	25,248	24,438
Diluted	26,629	25,006	25,248	24,629

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Net income	$14,602	$10,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,063	9,043
Amortization of discount and deferred debt issuance costs on notes	956	204
Deferred income taxes, net	810	(83)
Provision for losses on accounts receivable	3,932	5,803
Tax benefit from exercise of stock options	1,114	—
Loss from sale of assets	—	67
Gain on extinguishment of debt	—	(306)
Changes in operating assets and liabilities	18,448	25,290

Cash provided by operating activities	48,925	50,909

Cash flows from investing activities:
Purchases of property and equipment	(8,028)	(11,088)
Acquisitions of businesses, net of cash acquired	(6,214)	(9,402)
Proceeds from sales of assets	32	395

Cash used in investing activities	(14,210)	(20,095)

Cash flows from financing activities:
Repayments of long-term debt	(4,821)	(8,536)
Proceeds received from exercise of stock options	3,962	712
Net proceeds from the issuance of preferred stock	46,609	—

Cash provided by (used in) financing activities	45,750	(7,824)

Increase in cash and cash equivalents	$80,465	$22,990

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2004
(Unaudited)

Note 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, training, educational and support services to various populations with special needs. All references in these financial statements to “ResCare,” “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2003.

Note 2. Long-term Debt

     Long-term debt consists of the following:

	September 30	December 31
	2004	2003
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
5.9% convertible subordinated notes due 2005	12,759	12,759
Term loan due 2008	19,375	22,000
Obligations under capital leases	2,820	4,074
Notes payable and other	2,245	852

	187,199	189,685
Less current portion	17,967	5,109

	$169,232	$184,576

     The 5.9% convertible subordinated notes, which are due in March 2005, are included in the current portion of long-term debt in the September 30, 2004 balance sheet.

Note 3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders	$4,748	$3,213	$(182)	$10,891

Weighted average number of common shares used in basic earnings per common share	25,439	24,475	25,248	24,438
Effect of dilutive securities:
Stock options	1,190	531	—	191

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	26,629	25,006	25,248	24,629

Basic earnings (loss) per share	$0.19	$0.13	$(0.01)	$0.45

Diluted earnings (loss) per share	$0.18	$0.13	$(0.01)	$0.44

     The non-cash beneficial conversion feature attributable to preferred stock issued and sold in June 2004 decreased net income attributable to common shareholders by $14.8 million for the nine months ended September 30, 2004. See further discussion of the non-cash beneficial conversion feature in Note 7 to the condensed consolidated financial statements.

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands)
Convertible subordinated notes	494	5,251	494	5,386
Stock options	156	1,990	1,493	2,498
Preferred shares	4,810	—	1,738	—

Note 4. Segment Information

	Disabilities	Youth	Training	All	Consolidated
	Services	Services	Services	Other(1)	Totals
	(In thousands)
Three months ended September 30:
2004
Revenues	$197,490	$11,928	$46,067	$—	$255,485
Operating income	19,481	390	5,152	(10,930)	14,093
2003
Revenues	$187,839	$12,495	$40,174	$—	$240,508
Operating income	15,793	300	4,313	(9,297)	11,109

Nine months ended September 30:
2004
Revenues	$576,762	$37,436	$137,313	$—	$751,511
Operating income	55,006	2,000	14,836	(33,368)	38,474
2003
Revenues	$552,676	$39,371	$125,298	$—	$717,345
Operating income	49,466	2,242	13,506	(29,851)	35,363

(1)All Other operating income is comprised of corporate general and administrative expenses and corporate depreciation and amortization.

Note 5. Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income (loss) attributable to common shareholders as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income (loss) attributable to common shareholders and earnings (loss) per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders	$4,748	$3,213	$(182)	$10,891
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	540	908	1,618	2,724

Net income (loss) attributable to common shareholders, pro forma	$4,208	$2,305	$(1,800)	$8,167

Basic earnings (loss) per common share:
As reported	$0.19	$0.13	$(0.01)	$0.45

Pro forma	$0.17	$0.09	$(0.07)	$0.33

Diluted earnings (loss) per common share:
As reported	$0.18	$0.13	$(0.01)	$0.44

Pro forma	$0.16	$0.09	$(0.07)	$0.33

Note 6. Legal Proceedings

     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed and a supersedeas bond has been filed with the Court of $6.0 million. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL has filed a motion for summary judgment. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We established a reserve in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In December 1999, a lawsuit styled James Michael Godfrey and Sherry Jo Lusk v. Res-Care, Inc., was filed in Superior Court of Catawba County, North Carolina, by the former owners of Access, Inc., one of our subsidiaries, claiming fraud and unfair and deceptive trade practices. On July 29, 2002, a judgment was entered in favor of the plaintiff awarding the plaintiff damages of $990,000 with interest of $330,000 from December 1, 1999. Based on the advice of counsel, we appealed the award of damages, based on numerous appealable errors at trial. The case was briefed to the North Carolina Court of Appeals and oral arguments were held on March 29, 2004. In July and October 2004, the North Carolina Court of Appeals and the North Carolina Supreme Court, respectively, denied our appeal. We established a reserve of $1.4 million in our condensed consolidated financial statements for the liability that resulted from final adjudication of this matter.

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

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation — Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation — Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment and the Court has ruled, but not yet entered as a judgment, in favor of Lexington. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve of $0.5 million in the condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, based on the advice of counsel, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc.,the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2004 has been postponed indefinitely. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.6 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

     Accounting for this transaction falls primarily under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments. The beneficial conversion feature assumed in the preferred stock was calculated at $14.8 million and was determined by multiplying the number of common shares issuable upon conversion of the preferred shares by the difference between the market price of the common stock on the date of closing and the previously agreed upon conversion price. The beneficial conversion feature was a non-cash item, and was charged to retained earnings, with the offsetting credit to additional paid-in capital. Additionally, the beneficial conversion feature was treated as a reduction in determining net loss attributable to common shareholders in the second quarter and for the nine months ended September 30, 2004.

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

     Our Training Services division includes Job Corps and other job training and placement programs. We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL). Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews. We also operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects. These programs are funded through performance-based or fixed-fee contracts from local and state governments.

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

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing appeals with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts during the three or nine months ended September 30, 2004.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% at September 30, 2004, which is consistent with December 31, 2003. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method of providing reserves for insurance risks during the three or nine months ended September 30, 2004.

Legal Contingencies

     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 6 to the condensed consolidated financial statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during the three or nine months ended September 30, 2004.

Valuation of Long-Lived Assets

     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no material asset valuation losses during the three or nine months ended September 30, 2004.

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

     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2003 was 8.6%. A variance in the discount rate could have a significant impact on the impairment analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No valuation losses were recorded during the three or nine months ended September 30, 2004.

Revenue Recognition

     Disabilities Services. Revenues are derived primarily from state Medicaid programs, other government agencies, and from management contracts with private operators, generally not-for-profit providers, who contract with state agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

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

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the three or nine months ended September 30, 2004.

Quarter in Review

     Revenues for the quarter were $255.5 million, net income was $5.6 million and cash provided from operations for the quarter was $17.3 million. These items are discussed in more detail in the following sections of the MD&A.

     The following highlights some of the events of the past quarter:

•	We created an International Operations unit under the Training Services division. Through this newly created unit, we have been chosen as a subcontractor under the Louis Berger Group. The Berger Group has been awarded a contract by the United States Agency for International Development (USAID) to provide vocational assessment, training and job placement to Iraqi citizens. Our subcontract is for $17 million over two years. We will offer training and job placement opportunities. The lead contractor, Louis Berger, is one of the leading infrastructure engineering, environmental science and economic development operations in the world with experience working in more than 120 developing countries. Berger, as a USAID contractor, has more than 50 years of experience in post conflict environments.

We also received a $350,000 subcontract with the Landmine Survivors Network to provide assessment, vocational training and job placement for people with disabilities in Jordan.

Both contracts were effective near the end of the third quarter; however, no revenue was recorded during the quarter. These contracts are expected to have minimal financial impact for the remainder of 2004.

•	For the quarter ended September 30, 2004, the Disabilities Services division added three new operations which complement our core business in this division. These operations are expected to generate annual revenues of approximately $13 million and provide services to approximately 800 consumers.

•	The Training Services division was awarded contracts by the DOL to continue operating the Fred G. Acosta Job Corps Center in Tucson, Arizona, the Miami Job Corps Center in Miami, Florida and Phoenix Job Corps Center in Phoenix, Arizona, representing $45.5 million in revenues over a two-year period. Each contract is for two years, with three one-year options for renewal.

•	A legal reserve for final adjudication of $1.4 million was established in the third quarter relative to a lawsuit which was denied appeal by the North Carolina Court of Appeals and Supreme Court.

•	During the quarter, the Fair Labor Standards Act was passed, certain provisions of which will increase labor costs, principally in the Disabilities Services division. Although the impact in the third quarter was not significant, we estimate that the impact of this legislation will approximate $1.6 million annually in increased labor costs.

•	In connection with our annual insurance program renewal process, we put the program and its administration out for bid. As a result, we changed carriers and appointed a third party administrator to handle our claims. For the new policy year beginning July 1, 2004 our coverage has improved and we expect our administrative costs to be reduced by over $1.0 million on an annualized basis.

•	Subsequent to quarter end, we signed a definitive agreement to purchase the operating assets and business of TTI America, Inc. (TTI), a training and employment company doing business in California and Florida. TTI is expected to generate approximately $19 million in annual revenue and would become part of Arbor E&T, LLC (Arbor) in our Training Services division. The transaction is subject to regulatory and other customary approvals and is expected to close in the fourth quarter of 2004.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues:
Disabilities Services	$197,490	$187,839	$576,762	$552,676
Youth Services	11,928	12,495	37,436	39,371
Training Services	46,067	40,174	137,313	125,298

Consolidated	$255,485	$240,508	$751,511	$717,345

Labor Cost as % of Revenues:
Disabilities Services	61.9%	63.3%	62.7%	63.0%
Youth Services	58.8%	61.1%	58.0%	59.4%
Training Services	48.4%	52.5%	48.4%	52.9%
Consolidated	61.5%	63.5%	62.2%	63.1%

Operating Income:
Disabilities Services	$19,481	$15,793	$55,006	$49,466
Youth Services	390	300	2,000	2,242
Training Services	5,152	4,313	14,836	13,506
Corporate and Other	(10,930)	(9,297)	(33,368)	(29,851)

Consolidated	$14,093	$11,109	$38,474	$35,363

Operating Margin:
Disabilities Services	9.9%	8.4%	9.5%	9.0%
Youth Services	3.3%	2.4%	5.3%	5.7%
Training Services	11.2%	10.7%	10.8%	10.8%

Consolidated

     Consolidated revenues for the third quarter and nine months ended September 30, 2004 increased 6% and 5%, respectively, over the same periods in 2003. These increases are attributed primarily to new homes, growth in our periodic in-home services and growth in our subsidiary, Arbor. We added 103 new homes in our Disabilities Services division through September 30, 2004 and have exceeded our goal for the full year, which will result in continued revenue growth throughout the year, despite the absence of Medicaid rate increases due to state budgetary constraints. See “Certain Risk Factors” below.

     Operating income for the third quarter of 2004 and the nine months ended September 30, 2004, increased 27% and 9%, respectively, over the same periods in 2003. These increases are attributed to the growth areas described above relative to revenue increases, offset partially by increases in corporate general and administrative expenses. The nine months ended September 30, 2004 also included $791,000 of expenses related to payments required under the provisions of the director stock option plans as a result of the Onex transaction which was recorded in the second quarter of 2004.

     As a percentage of total revenues, corporate general and administrative expenses for the third quarter and nine months ended September 30, 2004, were 3.8% and 3.9%, respectively. The percentages increased compared to the same periods in 2003 due primarily to increased professional services for legal services and information technology consulting.

     Net interest expense decreased $1.2 million for the third quarter of 2004 and $3.4 million for the nine months ended September 30, 2004, following the redemption of our 6% convertible subordinated notes as of December 31, 2003.

     Our effective income tax rate for the third quarter of 2004 is 39% as a result of the delay in passage of the Job Credits legislation. Job Credits were renewed on October 4, 2004, retroactively to January 1, 2004. The annual impact of this credit will be reflected in the effective tax rate for the fourth quarter of 2004, resulting in an expected effective tax rate for the fourth quarter and year ending December 31, 2004, of approximately 28% and 35%, respectively.

     Included in the calculation of loss attributable to common shareholders for the nine months ended September 30, 2004 is a $14.8 million assumed non-cash beneficial conversion feature. This occurred as a result of the accounting treatment of the preferred stock issued in the Onex transaction. The beneficial conversion feature does not impact net income, cash flows, total shareholders’ equity, or compliance with our debt covenants. See further discussion in Note 7 to the condensed consolidated financial statements.

     Disabilities Services

     Disabilities Services revenues for the third quarter and nine months ended September 30, 2004, as compared to the same periods in 2003 increased by 5% and 4%, respectively. The addition of new homes contributed incremental revenue of $4.2 million and $16.1 million for the third quarter and nine months ended September 30, 2004, respectively. Periodic in-home services revenues increased $3.5 million from the year earlier quarter and $8.2 million from the year earlier nine months. Operating margin for this division increased for both the quarter and nine months ended September 30, 2004, due primarily to continued growth and improved labor management in the periodic in-home services unit and continued cost containment. Labor costs for this division decreased as a percent of revenues for both the third quarter and nine months ended September 30, 2004, due to continued improvements in labor management.

     Youth Services

     Youth Services revenues decreased by 5% for the third quarter and nine months ended September 30, 2004, over the same periods in 2003. Although operating margin for this division also showed a decrease for the nine months ended September 30, 2004 over the comparable period, the third quarter 2004 showed an increase. We continue to experience program closures, bed reductions and rate cuts for our juvenile justice programs; however, as indicated by the increase in operating margin for the third quarter, we are managing through the changes in state programs by continued cost consciousness and growth in our education, foster care and residential services.

     Training Services

     Training Services revenues increased 15% in the third quarter of 2004 over the same period in 2003. For the nine months ended September 30, 2004, revenues increased 10%. These increases are due primarily to additional centers and contracts at Arbor. Operating margins for this division were in line with comparable periods in 2003.

Financial Condition, Liquidity and Capital Resources

     Total assets increased 17% in 2004 over 2003 primarily due to the issuance of preferred stock resulting in $46.6 million in net proceeds from the Onex transaction and cash provided by operating activities. Days revenue in net accounts receivable were 46 days at September 30, 2004 compared to 48 days and 49 days at December 31, 2003, and September 30, 2003, respectively. Accrued expenses increased 37% since December 31, 2003, principally as a result of the timing of payments for salaries and wages, as well as interest on the senior notes.

     During the nine months ended September 30, 2004, cash provided by operating activities decreased by $2.0 million over the same period in 2003. The decrease in 2004 from 2003 was due primarily to significant income tax refunds received in 2003 which were not present in 2004, partially offset by a decrease in days revenue in net accounts receivable.

     During the nine months ended September 30, 2004, cash used in investing activities was $14.2 million primarily for purchases of property and equipment and small acquisitions, while for the same period in 2003, cash used in investing activities was $20.1 million. The primary driver of the variance, period over period, is due to the purchase of Arbor in the first quarter 2003 for approximately $9 million and lower capital expenditures.

     Financing activities, period over period, were impacted by net proceeds of $46.6 million from the sale of preferred shares to the Onex funds.

     Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new facilities and programs, our need for sufficient working capital for general corporate purposes. Since most of our facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates received by us, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility. The funds provided by the Onex transaction are an additional source of financing for our acquisition and development activities.

     On June 11, 2004, our $135 million senior credit facility was amended, primarily to reflect the Onex transaction. The significant amendment provisions were to increase the amount of allowable acquisitions, as defined, waive the requirement for the proceeds from the Onex transaction to be used to repay the outstanding balance of the term loan, increase the sublimit for letters of credit to $75 million.

     Our $135 million senior credit facility includes a $100 million revolver and a $35 million term loan. The revolver includes a $75 million sublimit for letters of credit. We initially drew $22 million from the term loan which has a balance of $19.4 million at September 30, 2004. As of September 30, 2004, we had irrevocable standby letters of credit in the principal amount of $53.3 million issued primarily in connection with our insurance programs. As of September 30, 2004, we had $35.7 million available under the revolver as our borrowing base under the revolver was $89.0 million. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of September 30, 2004.

     As of September 30, 2004 and December 31, 2003, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, the cash on deposit may be exchanged at our discretion for a letter of credit.

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

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending September 30
					2010 and
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Long-term Debt	$184,379	$16,981	$8,438	$158,935	$25
Capital Lease Obligations	2,820	986	1,562	184	88
Operating Leases	142,067	29,634	44,197	29,385	38,851
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$329,266	$47,601	$54,197	$188,504	$38,964

		Amount of Commitments Expiring per Period
		Twelve Months Ending September 30
	Total
Other Commercial	Amounts				2010 and
Commitments	Committed	2005	2006-2007	2008-2009	Thereafter
Standby Letters-of-Credit	$53,330	$53,330	—	—	—

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

     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, whether through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions.

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

     Media coverage of the industry, including operators of facilities and programs for persons with mental retardation and other developmental disabilities, has from time to time included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general, and us in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs; increasing regulation and resulting compliance costs; or discouraging clients from using our services.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At September 30, 2004, we had variable rate debt outstanding of approximately $19.4 million compared to $22.0 million outstanding at December 31, 2003. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of September 30, 2004, would increase interest expense approximately $0.2 million annually.

Item 4. Controls and Procedures

     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding legal proceedings is incorporated by reference from Note 6 to the condensed consolidated financial statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended September 30, 2004, ResCare issued options to purchase 27,000 shares of common stock to nonemployee directors under the terms of the 2000 Nonemployee Directors Stock Ownership Incentive Plan and 2,000 shares of common stock to employees under the 2000 Stock Option and Incentive Compensation Plans. The table below sets forth information about the grant date, option term, and exercise price of the option grants. The issuance of these options is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and ResCare has registered the shares to be issued upon the exercise of options granted under the Plans.

	Grant	Options	Option	Grant
Plan	Date	Granted	Term	Price
2000 Nonemployee Directors Stock Ownership Incentive Plan	July 1, 2004	27,000	5 years	$12.18
2000 Stock Option and Incentive Compensation Plan	September 6, 2004	2,000	5 years	$11.63

Item 3. Defaults Upon Senior Securities

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On August 5, 2004, we filed a Current Report on Form 8-K announcing our financial results for the second quarter ended June 30, 2004.

     On September 3, 2004, we filed a Current Report on Form 8-K announcing the acquisition of the home care service operations of Health Care Services, Inc. (dba First Choice Medical).

     On October 15, 2004, we filed a Current Report on Form 8-K announcing the creation of an International Operations unit under our Division for Training Services. We also announced the award of two contracts to this unit to provide vocational assessment, training and job placement services for Iraqi citizens under a contract with the United States Agency for International Development and for landmine survivors in Jordan under a contract with a non-governmental organization.

     On November 4, 2004, we filed a Current Report on Form 8-K announcing our financial results for the third quarter ended September 30, 2004. We also announced our definitive agreement to purchase the operating assets and business of TTI America, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date: November 4, 2004	By:	/s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

Date: November 4, 2004	By:	/s/ L. Bryan Shaul

L. Bryan Shaul
Executive Vice President of Finance &
Administration and Chief Financial Officer