Form 10-K
period 2004-12-31
RES CARE INC /KY/
filed 2005-03-01
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY (State or other jurisdiction of incorporation or organization)	61-0875371 (IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 30, 2004, was approximately $296,385,145. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of February 15, 2005, there were 26,168,269 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2005 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

     Forward-Looking Statements

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Certain Risk Factors” section in this report. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

PART I

Item 1. Business

General

     Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to youth with special needs and to adults who are experiencing barriers to employment. All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

     Our programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders; including some who have entered the juvenile justice system. Additionally, since January 2003, we have provided services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees. Because most of our MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, our MR/DD operations have experienced high occupancy rates. Occupancy rates in youth services and transitional workforce operations experience shorter lengths of stay.

     At December 31, 2004, we provided services to approximately 34,000 persons with special needs in 33 states, Washington, D.C., Canada and Puerto Rico. At December 31, 2004, we provided services to approximately 20,000 persons with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, approximately 6,000 disadvantaged youths in federally funded Job Corps centers, approximately 6,000 welfare recipients, young people and people who have been laid off or have barriers to employment, and approximately 2,000 at-risk and troubled youths in juvenile treatment programs and facilities operated for state and local agencies.

Description of Services by Segment

     As of December 31, 2004, we had three reportable operating segments: (i) Disabilities Services, (ii) Youth Services and (iii) Training Services. Commencing January 1, 2005, as a result of integrating the Youth Services operating segment into our existing divisions, Youth Services will no longer be a reportable operating segment going forward. Note 8 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 8 is incorporated herein by reference and should be read in conjunction with this section.

     Disabilities Services

     We are the nation’s largest private provider of services for individuals with MR/DD. At December 31, 2004, we served approximately 20,000 individuals in 28 states, Washington, D.C., and Canada. Approximately 95% of the individuals are served in community-based homes operated by ResCare and in the homes of individuals with MR/DD. Because most people with MR/DD require services over their entire lives and many states have extensive waiting lists of people requiring services, we have consistently experienced occupancy rates in our residential services of at least 96% since 1996.

     We provide the following MR/DD services:

•	Periodic In-Home Services. These programs provide customized supports which enable people to live in or return to their homes. Hourly units of service are provided in response to an individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping. Services are provided for persons with developmental disabilities, physical disabilities, Alzheimer’s disease and related disorders, spinal cord injuries, acquired brain injury, terminal illness and other needs, including those of elderly persons.

•	Group Homes. Our typical group homes are family-style houses in the community where four to eight individuals live together. Well-trained staff provides 24-hour supervision and support. Residents are encouraged to take responsibility for their home, health and hygiene. They are also encouraged to actively take part in community functions.

•	Supported Living. Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of support each week or they may require services 24 hours a day.

•	Residential Facilities. Our residential facilities serve 10 or more individuals in campus-style settings. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational Skills Training and Day Programs. These programs offer people with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational skills training programs contract with local industries to provide short or long-term work. Day programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.

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

•	Functional Skills Training. Functional skills training encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

•	Vocational Skills Training and Day Programs. We provide extensive vocational training or specialized day programs for many of the people we support. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as a member of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. We operate such programs and also contract for these services with outside providers. Our philosophy is to enable all persons served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. People participating in specialized day programs may have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

•	Counseling and Therapy Programs. Our counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with MR/DD. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies. Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of each person.

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

     Revenues for our Disabilities Services operations are derived primarily from services provided under the Medicaid Assistance Program, Title XIX of the Social Security Act (Medicaid), administered by the states and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. See Note 1 of Notes to Consolidated Financial Statements for a further discussion of our revenue recognition policies with respect to Medicaid contracts.

     Youth Services

     Through our Youth Services segment, we operate programs that are designed to address the specific needs of at-risk and troubled youths to enable each youth to be a more productive member of the community. The young people targeted to be served range from those who have special educational or support needs, to youths who exhibit a variety of behavioral and emotional disorders and in some instances have been diagnosed with mental retardation or other developmental disability, to pre-adjudicated and adjudicated youths who have entered the juvenile justice system. Special needs and at-risk youth programs include residential treatment programs, the operation of alternative site and private schools, foster care programs and emergency shelters. Programs offered for troubled youths include secure and staff-secure detention programs, long-term treatment programs, secure transportation, day treatment programs and monitoring, and transition and after-care programs.

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

     We operate 16 Job Corps centers with contract capacity of approximately 6,000 people. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the United States and Puerto Rico. The typical Job Corps student is a 16- to 24-year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive condition. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and to complement their vocational training. High school equivalency classes are available to obtain GED certificates. Upon graduation or other departure from the program, each student is referred to the nearest Job Corps placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 70% of the students completing the program have obtained jobs or continued their education elsewhere.

     Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

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

     We also operate job training and placement programs, primarily through our subsidiary Arbor E&T (Arbor), that assist disadvantaged job seekers in finding employment and improving their career prospects. Arbor is funded through performance-based and fixed-fee contracts from local and state governments and currently operates career centers in nine states. Services provided include skills assessment, motivation enhancement, counseling, case management, job retention and career advancement. Additionally, training programs are offered for job readiness, life skills, basic education, clerical training and computer skills. Placement programs are also an integral part of the operations, including work-based training, job development and job matching.

     We created an international operations unit under the Training Services division in late 2004. Through this newly created unit, we have been chosen as a subcontractor to provide vocational assessment, training and job placement to Iraqi citizens. Our subcontract is for $17 million over two years. We will offer training and job placement opportunities. We also received a $0.4 million subcontract to provide assessment, vocational training and job placement for people with disabilities in Jordan.

Operations

     Disabilities Services

     Disabilities Services operations are organized under geographic regions. In general, each cluster of group homes, supported living program or larger facility is overseen by an executive director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual habilitation plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

     We require our teachers, counselors, security and other direct service staff to complete extensive training. Core training includes courses in the major program components, such as behavior change education, positive peer culture, nonviolent crisis intervention, discipline and limit-setting, anger management and social skills training. Continuing education also is required for all staff. We demonstrate our commitment to our employees’ professional development by offering classes and training programs, as well as tuition reimbursement benefits. We have also implemented our BIC system at the majority of our Youth Services programs.

     We recognize that, in the operation of programs for at-risk and troubled youths, our primary mission is to protect the safety of the staff and youths within a facility, as well as the neighboring community. Thus, our programs emphasize security, risk assessment and close supervision by responsible and well-trained staff.

     Training Services

     Our Job Corps centers are operated under contracts with the DOL, which provides the physical plant and equipment. We are directly responsible for the management, staffing and administration of Job Corps centers. A typical ResCare Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

     An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. Centers are ranked on a 100-point scale by the DOL. Performance standards reports are reviewed by management and acted upon as appropriate to address areas where improvement is needed.

     Our Arbor centers are generally operated under contracts with state and county welfare departments, which are funded through the U.S. Department of Health and Human Services. The centers are operated in leased facilities. Center directors have overall responsibility for day-to-day management of the facility and are assisted by staff members who have specific service responsibilities.

     Our international operations unit is currently initiating operations through subcontracts for Iraq operations and for Jordan operations. Both operations are in process of being established.

Contracts

     State Contracts. We participate under contracts that are regulated by federal and state agencies as a provider of services under Medicaid. Although the contracts generally have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and pertinent state Medicaid Assistance programs. Pursuant to provider agreements, we agree to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of ResCare, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

     Contracts for our Youth Services programs are regulated by state and local governmental entities. Contracts generally have one-year terms, subject to annual renewal, or cover individuals for specific terms. The contract rate is also accepted as payment in full for services rendered.

     Management Contracts. Private operators, generally not-for-profit providers who contract with state agencies, typically require us to manage the day-to-day operations of facilities or programs under management contracts. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Most management contracts cover groups of two to 16 facilities except in West Virginia, in which contracts cover individual homes. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts provide for working capital advances to the provider of record, subject to the contractual arrangement. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated.

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

     We operate sixteen Job Corps centers under thirteen separate contracts with the DOL. Of the five-year periods covered by our Job Corps contracts, four expire in 2005, one in 2006, one in 2007, two in 2008, and five in 2009. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

     We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several civilian conservation centers not operated by us.

     Arbor Contracts and International Contracts. Contracts for the Arbor centers and the international operations are awarded pursuant to a bid process. We are reimbursed for all facility and program costs related to the center or facility operations, allowable indirect costs plus a management fee. The contracts vary in duration, currently from six months to 24 months.

Marketing and Development

     Our marketing activities focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of services offered by us, and identifying other providers who may consider a management contract arrangement or other transaction with us.

     Our Development department directs our marketing efforts for Disabilities Services and Youth Services, and assists in marketing efforts for Arbor. Responsibility for marketing activities also extends to other officers of our company and subsidiaries. Marketing activities are reviewed on a regular basis by senior management.

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

     With regard to identifying other providers who may be management contract or other transaction candidates, we attempt to establish relationships with providers through presentations at national and local conferences, membership in national and local provider associations, direct contact by mail, telephone or personal visits.

     In some cases, we may be contacted directly and requested to submit proposals or become a provider in order to provide services to address specific problems. These problems may include an emergency takeover of a troubled operation or the need to develop a large number of community placements within a certain time period. Before taking over these operations, which may be financially and/or operationally troubled, the operations generally must meet specific criteria. These criteria include the ability to “tuck-in” the operations into our existing group home clusters, thereby substantially eliminating general and administrative expenses of the absorbed operations.

Referral Sources

     We receive substantially all of our MR/DD clients from third party referrals. Generally, family members of persons with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Other service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.

     We generally receive referrals or placements of individuals to our youth and training programs, other than Job Corps, through state or local agencies or entities responsible for such services. Individuals are recruited to our Job Corps programs largely through private contractors. We also have contracts directly with the DOL to recruit students to our own centers. Our reputation and prior experience with agency staff, case workers and others in positions to make referrals to us are important for building and maintaining census in our operations.

Customers

     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2004, we derived 10% of our revenues under contracts for MR/DD services in Texas and 14% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

Seasonality

     Our Youth Services programs operating alternative and private schools are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations.

Foreign Operations

     We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide services. The operating results of these programs are not significant to our consolidated results of operations.

     As mentioned previously, we created an international operations unit under the Training Services division in late 2004. Through this newly created unit, we will operate subcontracts to provide training, assessment, and job placement services in Iraq and Jordan. Our international operations unit had minimal financial impact in 2004.

Competition

     The services of Disabilities Services, Youth Services and Training Services are subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, not-for-profit entities and governmental agencies.

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

     The Arbor business is also one that other entities may enter without substantial capital investment. The industry is currently served by a small number of large for-profit service providers and several thousand, largely non-profit providers.

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

     Funding Levels. Federal and state funding for our Disabilities Services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state trade associations may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, state budgets, methodologies or interpretations that may be proposed or under consideration in states where we operate.

     Reimbursement Requirements. To qualify for reimbursement under Medicaid programs, facilities and programs are subject to various requirements of participation and other requirements imposed by federal and state authorities. In order to maintain a Medicaid or state contract, certain statutory and regulatory requirements must be met. These participation requirements relate to client rights, quality of services, physical facilities and administration. Long-term providers, like our company, are subject to periodic unannounced inspection by state authorities, often under contract with the appropriate federal agency, to ensure compliance with the requirements of participation in the Medicaid or state program.

     Licensure. In addition to Medicaid participation requirements, our facilities and programs are usually subject to annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services. State licensing and other regulatory requirements vary by jurisdiction and are subject to change and interpretation.

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

     Cross Disqualifications and Delicensure. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (including but not limited to officers, directors, owners and key employees) have been debarred, suspended, or declared ineligible, or have been voluntarily excluded from participating in federal contracts. In addition, some state regulators provide that all facilities licensed with a state under common ownership or controls are subject to delicensure if any one or more of such facilities are delicensed.

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

Insurance

     We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. Our program for professional and general liability coverages provide for a $1.0 million deductible per occurrence for policy year commencing July 1, 2004, and claims limits of $5.0 million per occurrence up to a $6.0 million annual aggregate limit. Property insurance coverages include a $25,000 deductible per occurrence. Additionally, the program for auto insurance provides for a deductible of $1.0 million per occurrence and claim limits of $10.0 million per occurrence. We are self-insured above these limits. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence and claims up to statutory limits. All of our business insurance programs are due for renewal July 1, 2005. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, there can be no assurance that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

     As of December 31, 2004, we employed approximately 30,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 1,500 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

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

Item 2. Properties

     As of December 31, 2004, we owned approximately 80 properties and operated facilities and programs at approximately 1,900 leased properties. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL has filed a motion for summary judgment. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We established a reserve in our Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation, which was acquired in a 1999 transaction, was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the TAG intervened in the case and in May 2003 filed a separate complaint under seal. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. We have entered into settlement negotiations with the TAG and have established a reserve in our Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Although we cannot predict the outcome of the lawsuit or any settlement with certainty, and we have incurred and could continue to incur significant legal expenses, we do not believe the ultimate resolution of the lawsuit or any settlement will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation — Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation — Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment and the Court on January 10, 2005, entered a judgment in favor of Lexington. EduCare has appealed the judgment and Lexington has filed a cross-appeal for the denial of their attorney fees in the amount of $127,000. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve of $0.5 million in the Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, based on the advice of counsel, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2004 has been postponed indefinitely. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.7 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of ResCare’s security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 3, 2005, we had approximately 4,700 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

     The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	12.95	7.97	3.82	2.50
June 30	15.50	10.35	5.05	2.91
September 30	12.71	10.05	8.75	4.05
December 31	16.37	11.36	9.11	7.00

     We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

     During the quarter ended December 31, 2004, ResCare issued options to purchase 10,000 shares of common stock to employees under the 2000 Stock Option and Incentive Compensation Plan. The table below sets forth information about the grant date, option term, and exercise price of the option grants. The issuance of these options is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and ResCare has registered the shares to be issued upon the exercise of options granted under the Plan.

	Grant	Options	Option	Grant
Plan	Date	Granted	Term	Price
2000 Stock Option and Incentive Compensation Plan	November 1, 2004	10,000	5 years	$12.23

Item 6. Selected Financial Data

     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	Year Ended December 31
	2004		2003		2002		2001		2000
	(In thousands, except per share data)
Income Statement Data:
Revenues	$1,009,016		$961,333		$919,724		$885,715		$858,073
Operating income (1)	52,530		45,243		28,480		12,773		47,382
Net income (loss)	21,507		13,387		2,676		(4,372)		14,176
Net income (loss) attributable to common shareholders (2)	6,117		13,387		2,676		(4,372)		14,176
Basic earnings (loss) per share	0.24		0.55		0.11		(0.18)		0.58
Diluted earnings (loss) per share	0.23		0.54		0.11		(0.18)		0.58

Other Financial Data:
Depreciation and amortization	$12,207		$12,254		$11,862		$21,079		$22,308
Facility rent (3)	37,468		35,362		32,212		29,792		25,136

Selected Historical Ratios:
Percentage of total debt to total capitalization	40.4%		49.7%		59.7%		60.8%		60.5%
Ratio of earnings to fixed charges (4)	2.1	x	1.6	x	1.1	x	0.8	x	1.8	x

Balance Sheet Data:
Working capital	$120,619		$71,298		$144,546		$142,877		$122,305
Total assets	586,666		503,026		546,612		534,936		536,771
Long-term obligations	168,066		184,576		261,123		268,014		269,164
Total debt, including capital leases	182,536		189,685		262,424		269,711		272,277
Shareholders’ equity	269,561		192,291		177,179		174,129		178,123

(1)	Operating income for the year ended December 31, 2004, includes expenses of $0.8 million ($0.5 million net of tax or $0.02 per share) related to payments required under the provisions of the director stock option plans as a result of the Onex transaction. Operating income for the year ended December 31, 2003 includes a charge of $2.2 million ($1.4 million net of tax, or $0.06 per share) related to debt refinancing ($2.5 million, pre-tax charge) and extinguishment of debt ($0.3 million, pre-tax gain). Operating income for the year ended December 31, 2002 includes a charge of $14.8 million ($9.5 million net of tax, or $0.39 per share) related to write-off of accounts receivable in the fourth quarter. In addition, we recorded a charge of $1.5 million ($1.0 million net of tax, or $0.04 per share) for costs associated with an investigation and closure of a portion of a non-core operation. Further, operating income for 2002 includes gains on the extinguishment of debt of $1.3 million ($0.8 million net of tax, or $0.03 per share). Operating income for the year ended December 31, 2001 includes a restructuring charge of approximately $1.6 million ($0.9 million net of tax, or $0.04 per share) for costs associated with the exit from Tennessee. In addition, we recorded a charge of $22.0 million ($13.2 million net of tax, or $0.54 per share) related to additional reserves for accounts receivable and insurance claims. Operating income for the year ended December 31, 2000 includes the following: (1) a charge of $1.8 million ($1.1 million net of tax, or $0.04 per share) related to the write-off of costs associated with the terminated management-led buyout, (2) a charge of $1.7 million ($1.0 million net of tax, or $0.04 per share) related to our 2000 restructuring plan and (3) a charge of $0.6 million for the settlement of a lawsuit.

(2)	Under the accounting treatment for the Onex transaction, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

(3)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     This Management’s Discussion and Analysis (“MD&A”) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. The individual sections of MD&A are:

•	Our Business - a general description of our business and revenue sources.

•	Application of Critical Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

•	Year in Review - highlights of the past year.

•	Results of Operations - an analysis of our consolidated results of operations for the three years presented including analysis of our operating segments.

•	Financial Condition, Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations, Commitments and Off-Balance Sheet Arrangements - a tabular presentation of our contractual obligations and commitments for future periods and disclosure of off-balance sheet transactions and interests.

•	Certain Risk Factors - a discussion of various factors and forces that may impact future performance and results.

Our Business

     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2004, we had three reportable operating segments: (i) Disabilities Services; (ii) Youth Services and (iii) Training Services. Management’s discussion and analysis of each segment is included below. Commencing January 1, 2005, as a result of integrating the Youth Services operating segment into our existing divisions, Youth Services will no longer be a reportable operating segment going forward. Further information regarding our segments is included in Note 8 of the Notes to Consolidated Financial Statements.

     Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.

     We operate programs for at-risk and troubled youths through our Youth Services operation. Most of the Youth Services programs are funded directly by federal, state and local government agencies including school systems. Under these contracts, we are typically reimbursed based on fixed contract amounts, flat-rates or cost-based rates.

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

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts for the years ended December 31, 2004 or 2003.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% at December 31, 2004 and 2003. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method of providing reserves for insurance risks for the years ended December 31, 2004 or 2003.

Legal Contingencies

     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 12 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during the years ended December 31, 2004 or 2003.

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

     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2004 and 2003 was 10.3% and 8.6%, respectively. The increase is primarily a result of the equity financing which took place during the year, thereby increasing the weighted average cost of capital. A variance in the discount rate could have a significant impact on the impairment analysis. For example, a 1% increase in the discount rate would decrease the fair value of the reporting unit by $14 million, $1 million and $3 million for the Disabilities, Youth and Training Services reporting units, respectively, whereas a 1% decrease in the discount rate would increase the fair value by $18 million, $1 million and $4 million, respectively. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. An increase in the multiple by 50 basis points would increase the fair value of the reporting unit by $24 million, $1 million and $6 million for the Disabilities, Youth and Training Services reporting units, respectively, whereas a decrease by 50 basis points would decrease the fair value by $24 million, $1 million and $6 million, respectively. No valuation losses were recorded during the years ended December 31, 2004 or 2003.

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

     Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers and with local and state governments and private contractors for other job training and placement programs. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the years ended December 31, 2004 or 2003.

Year in Review

     Revenues for the year ended December 31, 2004 were $1.01 billion, net income was $21.5 million, and cash provided from operations was $41.8 million. These items are discussed in more detail in the following sections of the MD&A.

     The following highlights some of the events of the past year:

•	On June 23, 2004, we completed a transaction with four investment funds affiliated with Onex Corporation. Under the terms of the agreement, the Onex Partners purchased 48,095 shares of ResCare’s Series A convertible preferred shares at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share. Net proceeds from the Onex transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity. As a result of the transaction, Onex beneficially owns approximately 28% of the outstanding shares of ResCare.

Under the accounting treatment for the transaction, the non-cash beneficial conversion feature assumed in the preferred stock was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

In addition, we recorded an expense of $0.8 million related to payments required under the provisions of the director stock option plans as a result of the transaction. Under the terms of the transaction, the Board of Directors appointed four new Board members, three of whom were designated by Onex, to replace retiring Board members.

•	We created an international operations unit under the Training Services division. Through this newly created unit, we have been chosen as a subcontractor to provide vocational assessment, training and job placement to Iraqi citizens. Our subcontract is for $17 million over two years. We will offer training and job placement opportunities.

We also received a $0.4 million subcontract to provide assessment, vocational training and job placement for people with disabilities in Jordan.

Both the Iraq and Jordan subcontracts had minimal financial impact in 2004.

•	The Disabilities Services division added ten new small acquisitions which complement our core business in this division. These operations are expected to generate annual revenues of approximately $19.6 million and provide services to approximately 1,200 consumers.

•	The Training Services division was awarded contracts by the DOL to continue operating the following Job Corps centers:

•	Fred G. Acosta Job Corps Center in Tucson, Arizona;

•	Miami Job Corps Center in Miami, Florida;

•	Phoenix Job Corps Center in Phoenix, Arizona; and

•	Treasure Island Job Corps Center in San Francisco, California.

These Job Corps centers represent $83 million in revenues over two-year periods. Each contract is for two years, with three one-year options for renewal. Additionally, the Training Services division was awarded a new contract to operate the Homestead Florida Job Corps Center, valued at $21.5 million over the two year term.

•	We completed the acquisition of the assets and operations of TTI America, Inc. (TTI), a training and employment company doing business in California and Florida. TTI is expected to generate approximately $19 million in annual revenues and is part of Arbor within the Training Services division.

•	Effective December 15, 2004, Arbor was awarded a $90 million contract over three years to provide employment training services to persons in the New York City boroughs of Queens and Brooklyn.

•	The Fair Labor Standards Act was passed, certain provisions of which will increase labor costs, principally in the Disabilities Services division. We estimate that the impact of this legislation will increase labor costs $1.6 million annually.

•	In connection with our annual insurance program renewal process, we put the program and its administration out for bid. As a result, we changed carriers and appointed a new third party administrator to handle our claims. For the new policy year which began July 1, 2004, we expect our administrative costs to be reduced by over $1.0 million on an annualized basis.

•	Although the outcome of the state budgetary process is difficult to predict, we expect reimbursement rates for 2005 to remain flat in comparison with 2004 rates.

Results of Operations

	Year Ended December 31
	2004	2003	2002
	(Dollars in thousands)
Revenues:
Disabilities Services	$775,686	$740,305	$717,335
Youth Services	49,571	52,120	55,975
Training Services	183,759	168,908	146,414

Consolidated	$1,009,016	$961,333	$919,724

Labor Cost as % of Revenue:
Disabilities Services	62.5%	63.1%	63.6%
Youth Services	58.6%	59.6%	59.7%
Training Services	49.1%	52.1%	51.9%
Consolidated	62.2%	62.9%	63.5%
Operating Income:
Disabilities Services	$74,824	$67,019	$47,983
Youth Services	2,000	2,660	1,996
Training Services	20,005	18,750	15,367
Corporate and Other	(44,299)	(43,186)	(36,866)

Consolidated	$52,530	$45,243	$28,480

Operating Margin:
Disabilities Services	9.6%	9.1%	6.7%
Youth Services	4.0%	5.1%	3.6%
Training Services	10.9%	11.1%	10.5%

Consolidated

     Consolidated revenues for 2004 increased 5% over 2003, due primarily to 130 new homes added in 2004, full year impact of new homes added in 2003, 8% growth in our periodic in-home services, growth in our subsidiary, Arbor, and revenues from various small acquisitions in 2004. Consolidated revenues for 2003 increased 5% over 2002, attributable primarily to the acquisition of Arbor, the 166 new homes added in 2003, full year impact of the 164 new homes added in 2002, and the continued growth in our periodic in-home services offset by overall rate decreases of approximately 0.3% and the loss of the Clements Job Corps contract.

     Operating income increased 16% in 2004 over 2003. This increase is attributed to the growth areas described above relative to our revenue increases, offset partially by increases in corporate general and administrative expenses.

     Operating income increased to $45.2 million in 2003 from $28.5 million in 2002 due primarily to $15.0 million of charges taken in 2002 and as a result of the Arbor acquisition which added approximately $3.5 million of operating income in 2003.

     As a percentage of total revenues, corporate general and administrative expenses remained fairly consistent at 3.8% in 2004, 3.8% in 2003 and 3.9% in 2002.

     Depreciation and amortization was relatively consistent across all years presented.

     Interest expense decreased $4.6 million in 2004 compared to 2003, following the redemption of our 6% convertible subordinated notes as of December 31, 2003. Interest expense was comparable in 2003 versus 2002.

     Our effective income tax rates were 34.4%, 36.0% and 36.0% in 2004, 2003 and 2002, respectively. The effective tax rate in 2004 is lower than the statutory rate due principally to the impact of non-taxable investment income and other miscellaneous non-deductible expenses. The effective tax rates in 2003 and 2002 approximated the statutory rate considering the impact of state taxes and the benefit of jobs credits.

     Disabilities Services

     Disabilities Services revenues increased 5% in 2004 over 2003 compared to a 3% increase in 2003 over 2002. The addition of new homes contributed incremental revenues of $16.1 million for 2004. Periodic in-home service revenues increased $8.9 million in 2004 over 2003. Additional increases are attributable to various small acquisitions in 2004. Revenues increased in 2003 from incremental revenues for new homes added and growth in our periodic in-home services. Operating margin increased in 2004 over 2003, as a result of continued growth in the periodic in-home services, the new homes program, continued improvement in the management of labor costs and continued cost controls. Operating margin for this division increased from 6.7% in 2002 to 9.0% in 2003, due primarily to the effect of the write-off of doubtful accounts receivable of $14.2 million applicable to this division in 2002.

     Youth Services

     Youth Services revenues decreased 5% in 2004 over 2003 and 7% in 2003 over 2002, resulting primarily from reduced revenues at certain operations. Operating margin of 4.0% for 2004 decreased from 5.1% in 2003 was a result of continued program closures, bed reductions and rate cuts for our juvenile justice programs. Operating margin for this division increased to 5.1% in 2003 from 3.6% in 2002, due in part to the closure of under-performing programs. We believe the reductions reflect the funding priorities of these states in response to budgetary pressures.

     Training Services

     Training Services revenues increased 9% in 2004 over 2003 and 15% in 2003 over 2002. The 2004 increase was due to additional centers and contracts at Arbor. The primary source of the 2003 increase was the addition of Arbor and the Tulsa Job Corps contract, which contributed approximately $30 million and $4 million, respectively, in revenues in 2003. This increase was partially offset by the loss of the Clements Job Corps contract which contributed incremental revenues in 2002 of approximately $19 million. Operating margins for this division were in-line across all periods presented, with the primary driver of the 2003 increase being the Arbor acquisition.

Financial Condition, Liquidity and Capital Resources

     Total assets increased 17% in 2004 over 2003 primarily due to the issuance of preferred stock resulting in $46.6 million in net proceeds from the Onex transaction and cash provided by operating activities.

     During the year ended December 31, 2004, cash provided by operating activities was $41.8 million compared to $51.5 million for 2003 and $36.0 million for 2002. The decrease in 2004 from 2003 was primarily the result of tax refunds received in 2003 which were not present in 2004. The increase in 2003 from 2002 was due primarily to tax refunds of $11.6 million, higher profitability and strong cash collections.

     Days revenue in net accounts receivable were 48 days at December 31, 2004, which remained constant with December 31, 2003 and December 31, 2002. Net accounts receivable at December 31, 2004 increased to $138.2 million, compared to $129.2 million at December 31, 2003 and $124.6 million at December 31, 2002. The increase in 2004 net accounts receivable over 2003 is due to growth at Arbor, timing from new homes growth, and the acquisition of TTI in December 2004. Additionally, we experienced delayed collections in the fourth quarter 2004 from the DOL due to their changes in payment processing. Collections were brought current in 2005. The increase in 2003 over 2002 relates to the overall increase in revenues including the addition of Arbor. Of the total net accounts receivable balance at December 31, 2004 and 2003, approximately 7% were greater than 360 days.

     During the years ended December 31, 2004, 2003 and 2002, cash used in investing activities was primarily for purchases of property and equipment and small acquisitions. Maintenance capital expenditures remained relatively constant at approximately 1% of total revenues.

     Financing activities in 2004 were impacted by net proceeds of $46.6 million from the sale of preferred shares to Onex. Financing activities for 2003 resulted in the use of cash of $76.6 million, primarily related to the redemption of the 6% convertible subordinated notes offset by the draw down of $22 million from the term loan. Financing activities for 2002 resulted in the use of cash amounting to $6.8 million, primarily related to the redemption of debt during the year.

     Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new facilities and programs, and our need for sufficient working capital for general corporate purposes. Since most of our facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility. The funds provided by the Onex transaction are an additional source of financing for our acquisition and development activities.

     On December 31, 2003, we completed an agreement for a $135 million senior credit facility and the redemption of our 6% convertible subordinated notes originally due December 2004. This senior credit facility, due in January 2008, includes a $100 million revolver and a $35 million term loan. On June 11, 2004, our $135 million senior credit facility was amended, primarily to reflect the Onex transaction. The amendment increased the amount of allowable acquisitions, as defined, waived the requirement for the proceeds from the Onex transaction to be used to repay the outstanding balance of the term loan, and increased the sublimit for letters of credit to $75 million. In December 2003, we formally issued the notice to call the 6% convertible subordinated notes, which were redeemed by the trustee on January 12, 2004. We funded the redemption and were relieved as primary obligor on December 31, 2003, with $22 million from the term loan and the remainder from cash on hand.

     As of December 31, 2004, $15 million remains drawn on the term loan and we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. As of December 31, 2004, we had $37.6 million available under the revolver as our borrowing base under the revolver was $89.5 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of December 31, 2004. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     As of December 31, 2004 and 2003, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may be exchanged at our discretion for a letter of credit.

     Operating funding sources are approximately 79% through Medicaid reimbursement, 14% from the DOL, 4% from other government agencies, and the remaining 3% from various sources including private payors. We believe our sources of funds through operations and available through the credit facilities described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
					2010 and
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Long-term Debt	$179,961	$13,481	$8,413	$157,045	$1,022
Capital Lease Obligations	2,575	989	1,337	186	63
Operating Leases	137,971	30,809	42,810	28,171	36,181
Purchase Contracts	—	—	—	—	—
Total Contractual Cash Obligations	$320,507	$45,279	$52,560	$185,402	$37,266

	Total	Amount of Commitments Expiring per Period
	Amounts				2010 and
Other Commercial Commitments	Committed	2005	2006-2007	2008-2009	Thereafter
Standby Letters-of-Credit	$51,930	$51,930	—	—	—

     In accordance with the definition under Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments;

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

We had no significant off-balance sheet transactions or interests.

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are impacted by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and possibly to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation, although we believe recoveries may be available through legal or other processes. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 33 states. For the year ended 2004, we experienced an aggregate rate decrease for our Disabilities Services division of approximately 0.3%.

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

     The collection of accounts receivable is a significant management challenge and requires continual focus. The limitations of some state information systems and procedures, such as the ability to obtain documentation timely from or disperse funds electronically, may limit the benefits we derive from our new system. We must maintain or continue to improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

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

     We must comply with comprehensive government regulation of our services, including statutes, regulations and policies governing the licensing of our facilities, certification of employees, the quality of our services, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. We are currently experiencing increased regulatory oversight in the District of Columbia and are working with the District agencies to address any issues. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. We are currently experiencing increased regulatory oversight in the District of Columbia and are working with the District agencies to address any issues. HIPAA could also increase potential penalties. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

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

     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits have risen due in large part to the insurance market.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2004, we had variable rate debt outstanding of approximately $15.0 million as compared to $22.0 million outstanding at December 31, 2003. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of December 31, 2004, would increase interest expense approximately $0.2 million annually.

Item 8. Financial Statements and Supplementary Data

     Refer to pages F-1 through F-24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Limitations on the Effectiveness of Controls

     A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that breakdowns can occur because of simple errors or mistakes, and that controls can be circumvented by the acts of individuals or groups. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

     We have adopted a code of ethics applicable to directors, officers and employees, which is posted on our website at http://www.rescare.com. In the event that we amend or waive any of the provisions of the Code of Ethics applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Ethics. You can request a copy by contacting our communications department, 10140 Linn Station Road, Louisville, Kentucky, 40223, (telephone) 502-394-2100 or communications@rescare.com.

PART IV

Item 15.Exhibits and Consolidated Financial Statement Schedules.

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

3.2
Articles of Amendment to ResCare’s Articles of Incorporation dated June 23, 2004. Exhibit 3(i), 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Company. Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

4.1
Article VI of the Articles of Incorporation of the Company, which describes the preferences, limitations and relative rights of the various classes and series of the Company’s shares, is included in Exhibits 3.1 and 3.2.

4.2
Indenture dated November 15, 2001, by and among Res-Care, Inc., the Guarantors named therein and National City Bank, as trustee, relating to the Company’s $150,000,000 10 5/8% Senior Notes due 2008. Exhibit 99.3 to the Company’s Current Report on Form 8-K dated November 20, 2001 is hereby incorporated by reference.

4.3
Preferred Stock Purchase Agreement, dated as of March 10, 2004, by and between Res-Care, Inc., a Kentucky corporation, and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, Res-Care Executive Investco LLC. Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 is hereby incorporated by reference.

(a)(2) Index to Exhibits (continued):

4.4
Registration Rights Agreement by and among Res-Care, Inc. and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, and Res-Care Executive Investco LLC dated as of March 10, 2004. Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

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

10.8	Res-Care, Inc. 2000 Stock Option and Incentive Compensation Plan. Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

10.9	Amended and Restated Res-Care, Inc. 2000 Nonemployee Directors Stock Ownership Incentive Plan (amended as of June 23, 2004). (filed herewith)

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

10.13
Amendment to Employment Agreement between the Company and Katherine W. Gilchrist, dated January 25, 2001 and amended April 23, 2003. Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 is hereby incorporated by reference.

10.14	Termination of Employment and Agreement Regarding Certain Consulting Services between the Company and William J Ballard, dated January 12, 2005. (filed herewith)

10.15
Credit Agreement dated as of December 31, 2003, among Res-Care, Inc. as Borrowers and the lenders named therein as the Lenders, Bank One, NA, as Administrative Agent, Merrill Lynch Capital and National City Bank of Kentucky as syndication agents and General Electric Capital Corporation as documentation agent. Exhibit 10.16 from the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2003 is hereby incorporated by reference.

10.16	Form of Stock Option Agreement for stock option grants pursuant to the ResCare, Inc. 2000 Stock Option and Incentive Compensation Plan. (filed herewith)

10.17	Form of Stock Option Agreement for stock option grants pursuant to the ResCare, Inc. Nonemployee Directors Stock Ownership Incentive Plan. (filed herewith)

10.18
Management Services Agreement between Onex Partners Manager LP and ResCare, Inc. dated June 23, 2004. Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is incorporated by reference.

10.19
Amendment No. 1 and Consent dated as of June 11, 2004 to Credit Agreement dated as of December 31, 2003. Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is hereby incorporated by reference.

10.20
Shareholders Voting Agreement between Ronald G. Geary and Onex Partners LP, dated June 23, 2004 and related proxy. Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 is hereby incorporated by reference.

21.1	Subsidiaries of the Company. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm. (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

31.2	Certification of Interim Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date: March 1, 2005	By:	/s/ Ronald G. Geary

Ronald G. Geary
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald G. Geary	Chairman of the Board, President, Chief	March 1, 2005
Executive Officer and Director
Ronald G. Geary	(Principal Executive Officer)

/s/ David W. Miles	Vice President & Controller, Interim	March 1, 2005
Chief Financial Officer
David W. Miles	(Principal Accounting Officer)

/s/ David Braddock	Director	March 1, 2005

David Braddock

/s/ Michael J. Foster	Director	March 1, 2005

Michael J. Foster

/s/ Robert E. Hallagan	Director	March 1, 2005

Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	March 1, 2005

Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	March 1, 2005

Robert M. Le Blanc

/s/ Steven S. Reed	Director	March 1, 2005

Steven S. Reed

/s/ E. Halsey Sandford	Director	March 1, 2005

E. Halsey Sandford

/s/ Nigel S. Wright	Director	March 1, 2005

Nigel S. Wright

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm:
Consolidated Financial Statements	F-2
Internal Control Over Financial Reporting	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets - As of December 31, 2004 and 2003	F-4
Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	F-24

     All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Res-Care, Inc.:

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Res-Care, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Res-Care, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on Page F-1, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky
February 28, 2005

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$81,639	$23,440
Accounts receivable, net of allowance for doubtful accounts of $8,806 in 2004 and $9,464 in 2003	138,202	129,199
Deferred income taxes	20,056	18,115
Prepaid expenses and other current assets	12,338	10,178
Refundable income taxes	—	439

Total current assets	252,235	181,371

Property and equipment, net	72,975	68,422
Goodwill	241,789	230,306
Other assets	19,667	22,927

	$586,666	$503,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,773	$37,985
Accrued expenses	77,715	66,979
Current portion of long-term debt	13,481	3,857
Current portion of obligations under capital leases	989	1,252
Accrued income taxes	1,658	—

Total current liabilities	131,616	110,073

Long-term liabilities	1,181	791
Long-term debt	166,480	181,754
Obligations under capital leases	1,586	2,822
Deferred gains	4,530	5,471
Deferred income taxes	11,712	9,824

Total liabilities	317,105	310,735

Commitments and contingencies
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2004 and no shares issued or outstanding in 2003	46,609	—
Common stock, no par value, authorized 40,000,000 shares, issued 28,723,857 in 2004 and 2003, outstanding 25,909,910 shares in 2004 and 24,775,029 shares in 2003	48,871	48,135
Additional paid-in capital	54,316	31,114
Retained earnings	119,765	113,042

Total shareholders’ equity	269,561	192,291

	$586,666	$503,026

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002
Revenues	$1,009,016	$961,333	$919,724

Facility and program expenses	905,213	865,461	845,316

Facility and program contribution	103,803	95,872	74,408

Operating expenses (income):
Corporate general and administrative	38,609	36,188	35,410
Depreciation and amortization	12,207	12,254	11,862
Other operating expenses (income), net	457	2,187	(1,344)

Total operating expenses	51,273	50,629	45,928

Operating income	52,530	45,243	28,480

Other expenses (income):
Interest expense	20,878	25,773	26,073
Interest income	(1,128)	(1,447)	(1,775)

Total other expenses, net	19,750	24,326	24,298

Income before income taxes	32,780	20,917	4,182
Income tax expense	11,273	7,530	1,506

Net income	21,507	13,387	2,676
Non-cash beneficial conversion feature	(14,784)	—	—
Net income attributable to preferred shareholders	606	—	—

Net income attributable to common shareholders	$6,117	$13,387	$2,676

Basic earnings per share	$0.24	$0.55	$0.11

Diluted earnings per share	$0.23	$0.54	$0.11

Weighted average number of common shares:
Basic	25,341	24,500	24,409
Diluted	26,694	24,801	24,550

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2002	—	$—	24,375	$47,870	$29,280	$96,979	$174,129

Net income	—	—	—	—	—	2,676	2,676
Exercise of stock options, including related tax benefit	—	—	43	34	340	—	374

Balance at December 31, 2002	—	—	24,418	47,904	29,620	99,655	177,179

Net income	—	—	—	—	—	13,387	13,387
Exercise of stock options, including related tax benefit	—	—	357	231	1,494	—	1,725

Balance at December 31, 2003	—	—	24,775	48,135	31,114	113,042	192,291

Net income	—	—	—	—	—	21,507	21,507
Issuance of preferred stock	48	46,609	—	—	14,784	(14,784)	46,609
Exercise of stock options, including related tax benefit	—	—	1,135	736	8,418	—	9,154

Balance at December 31, 2004	48	$46,609	25,910	$48,871	$54,316	$119,765	$269,561

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Operating activities:
Net income	$21,507	$13,387	$2,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,207	12,254	11,862
Amortization of discount and deferred debt issuance costs on notes	1,173	1,908	456
Deferred income taxes, net	(53)	2,638	10,383
Provision for losses on accounts receivable	5,283	7,328	19,566
Tax benefit from exercise of stock options	2,593	417	155
Loss on sale of assets	207	195	142
Loss (gain) on extinguishment of debt	—	1,330	(1,280)
Changes in operating assets and liabilities:
Accounts receivable	(14,286)	(11,918)	(7,856)
Prepaid expenses and other current assets	(2,160)	3,641	51
Other assets	1,887	(367)	(282)
Accounts payable	(244)	4,028	2,153
Accrued expenses	10,684	5,499	10,774
Deferred gains	(941)	(1,028)	(1,470)
Accrued income taxes	3,526	11,451	(11,192)
Long-term liabilities	390	707	(158)

Cash provided by operating activities	41,773	51,470	35,980

Investing activities:
Purchases of property and equipment	(16,017)	(14,141)	(13,692)
Acquisitions of businesses, net of cash acquired	(11,249)	(9,758)	(2,782)
Proceeds from sale of assets	32	405	341

Cash used in investing activities	(27,234)	(23,494)	(16,133)

Financing activities:
Repayments of long-term debt	(7,989)	(95,877)	(5,679)
Borrowings of long-term debt, net	—	20,351	—
Payments on obligations under capital leases	(1,521)	(2,407)	(1,295)
Proceeds received from exercise of stock options	6,561	1,308	219
Net proceeds from the issuance of preferred stock	46,609	—	—

Cash provided by (used in) financing activities	43,660	(76,625)	(6,755)

Increase (decrease) in cash and cash equivalents	58,199	(48,649)	13,092
Cash and cash equivalents at beginning of year	23,440	72,089	58,997

Cash and cash equivalents at end of year	$81,639	$23,440	$72,089

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) for:
Interest	$20,809	$26,863	$25,873
Income taxes (net of refunds of $0.4 million, $11.6 million and $1.0 million, respectively)	5,497	(6,563)	3,151
Supplemental Schedule of Non-cash Investing and Financing Activities:
Note issued in connection with acquisition	2,025	—	—
Capital lease obligations converted to operating leases	177	1,767	—
Capital lease obligations incurred in connection with asset acquisition	—	2,897	511
Account receivable converted to note receivable	—	875	—

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

     We receive revenues primarily from the delivery of residential, therapeutic, job training and educational supports services to various populations with special needs.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

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

     Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor for operating Job Corps centers and with local and state governments for education and training programs. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

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

     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the years ended December 31, 2004, 2003 and 2002, we derived 10%, 11% and 11%, respectively, of our revenues under contracts for individuals with mental retardation or other developmental disabilities services in Texas and 14%, 14% and 15%, respectively, of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

     Cash Equivalents

     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004 and 2003, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, the cash on deposit may be exchanged at our discretion for a letter of credit.

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

     Goodwill

     We test goodwill for impairment annually as of December 31, unless changes in circumstances indicate an impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is defined as the operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. No impairment loss was recognized as a result of the impairment tests as of December 31, 2004, 2003 and 2002.

     Debt Issuance Costs

     Debt issuance costs are capitalized and amortized as interest expense over the terms of the related debt.

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

     Insurance

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of approximately 6% at December 31, 2004 and 2003. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.

     Depreciation and Amortization

     Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20-35 years. Assets under capital lease and leasehold improvements are generally amortized over the term of the respective lease. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.

     We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.

     Stock Option Plans

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income attributable to common shareholders and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.

	Year Ended December 31
	2004	2003	2002
Net income, attributable to common shareholders, as reported	$6,117	$13,387	$2,676
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(2,176)	(3,418)	(1,868)

Net income attributable to common shareholders, pro forma	$3,941	$9,969	$808

Basic earnings per share
As reported	$0.24	$0.55	$0.11
Pro forma	0.16	0.41	0.03
Diluted earnings per share
As reported	$0.23	$0.54	$0.11
Pro forma	0.15	0.40	0.03

     For purposes of computing the pro forma effect of stock-based employee compensation expense, options with pro-rata vesting are recognized using the straight-line method over the life of the vesting period. The following table sets forth the fair value of each option grant during 2004, 2003 and 2002 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31
	2004	2003	2002
Fair value per option	$3.98	$2.47	$3.79
Risk-free interest rate	3.60%	3.27%	3.03%
Dividend yield	0%	0%	0%
Expected volatility	0.60	0.62	0.61
Expected option life (in years)	2-4	2-4	2-4

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

     Impact of Recently Issued Accounting Pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payments, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS123(R) is similar to the approach described in SFAS 123 which, as discussed above and as allowed by SFAS 123, we have applied for pro forma purposes in the Notes to the Consolidated Financial Statements. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

     SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

     Under the modified-retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We plan to adopt SFAS 123(R) no later than July 1, 2005 using the modified-prospective method. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) for all unvested options at the date of adoption. We are still evaluating other allowable valuation models for future awards. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share previously. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.6 million, $0.4 million and $0.2 million in 2004, 2003 and 2002, respectively.

2. Goodwill and Intangible Assets

     A summary of changes to goodwill during the year follows:

	Disabilities	Youth	Training
	Services	Services	Services	Total
Balance at January 1, 2003	$200,868	$9,799	$7,589	$218,256
Goodwill added through acquisitions	831	832	10,387	12,050

Balance at December 31, 2003	201,699	10,631	17,976	230,306
Goodwill added through acquisitions	7,653	—	3,830	11,483

Balance at December 31, 2004	$209,352	$10,631	$21,806	$241,789

Intangible assets are as follows:

	December 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization
Covenants not to compete	$16,950	$12,208	$15,651	$11,358

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.

     Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $0.8 million, $1.3 million and $1.7 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2005	$942
2006	886
2007	734
2008	437
2009 and thereafter	1,743

3. Debt

     Long-term debt consists of the following:

	December 31
	2004	2003
10.625% senior notes due 2008	$150,000	$150,000
Term loan due 2008	15,000	22,000
5.9% convertible subordinated notes due 2005	12,759	12,759
Notes payable and other	2,202	852

	179,961	185,611
Less current portion	13,481	3,857

	$166,480	$181,754

     On November 15, 2001, we completed the issuance of $150 million of 10.625% Senior Notes due November 2008. Interest on the notes is payable semi-annually and the notes may be redeemed, in whole or in part, any time on or after November 15, 2005 at a redemption price equal to 100% of the principal amount thereof plus a premium declining ratably to par (105.31%), plus accrued interest. The senior notes contain certain covenants restricting our ability to incur additional indebtedness (including the maintenance of a specified leverage ratio), pay dividends, enter into certain mergers, enter in sale and leaseback transactions and sell or otherwise dispose of assets. Additionally, the agreement places limits on the allowable amount of judgments or orders for the payment of money by a court of law.

     On December 31, 2003, we completed an agreement for a $135 million senior credit facility and the redemption of our 6% convertible subordinated notes originally due December 2004. This senior credit facility, due in January 2008, includes a $100 million revolver and a $35 million term loan. On June 11, 2004, our $135 million senior credit facility was amended, primarily to reflect the Onex transaction. The amendment increased the amount of allowable acquisitions, as defined, waived the requirement for the proceeds from the Onex transaction to be used to repay the outstanding balance of the term loan and increased the sublimit for letters of credit to $75 million. In December of 2003, we formally issued the notice to call the 6% convertible subordinated notes, which were redeemed on January 12, 2004. We funded the redemption and were relieved as primary obligor on December 31, 2003, with $22 million from the term loan and the remainder from cash on hand. The term loan drawn as of December 31, 2004 is $15 million. The interest rate on the term loan is based on margins over LIBOR or prime, tiered based upon leverage calculation. As of December 31, 2004 and 2003, the rate applicable for the term loan, based on the six-month LIBOR, was 4.8% and 4.2%, respectively.

     We recorded a pre-tax charge of approximately $2.5 million in 2003 related to the refinancing and redemption of the 6% convertible subordinated notes, including the write-off of unamortized debt issuance costs, premiums paid to noteholders for early redemption, and costs of a related consent solicitation.

     As of December 31, 2004, we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. As of December 31, 2004, we had $37.6 million available under the revolver as our borrowing base under the revolver was $89.5 million on that date. Our borrowing base is a function of our accounts receivable as of the reporting date. The interest rate on the revolver is based on margins over LIBOR or prime, tiered based upon leverage calculations. At December 31, 2004, the Company had no borrowings on its revolver other than the standby letters of credit. The letters of credit had a margin of 200 basis points at December 31, 2004.

     The 5.9% convertible subordinated notes are convertible into common stock at a conversion price of $25.84 per share.

     Maturities of long-term debt are as follows:

Year Ending December 31
2005	$13,481
2006	4,218
2007	4,195
2008	153,523
2009	3,522
Thereafter	1,022

$179,961

4. Income Taxes

     Income tax expense (benefit) attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2004	2003	2002
Federal:
Current	$8,599	$3,715	$(7,408)
Deferred	489	2,265	8,254

Total federal	9,088	5,980	846
State and local:
Current	2,029	1,177	(1,469)
Deferred	156	373	2,129

Total state and local	2,185	1,550	660

Total income tax expense	$11,273	$7,530	$1,506

     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Year Ended December 31
	2004	2003	2002
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	3.9	3.9	4.9
Foreign income taxes, net of federal credits	0.2	0.5	6.3
Jobs tax credits, net	(4.4)	(5.0)	(24.9)
Other nondeductible expenses	0.7	1.6	14.7
Other nontaxable income	(1.0)	—	—

	34.4%	36.0%	36.0%

     During the years ended December 31, 2004, 2003 and 2002, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $2,593, $417 and $155, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2004	2003
Deferred tax assets:
Accounts receivable	$3,422	$3,682
Covenants not to compete and other intangible assets	1,784	1,965
Workers’ compensation costs	8,697	7,842
Compensated absences	2,980	2,826
Other insurance reserves	3,589	1,987
Other liabilities and reserves	2,575	1,582
Deferred gains and revenues	1,872	2,603
Deferred state income tax net operating loss carryforwards	2,956	2,662
Other	689	754

Total gross deferred tax assets	28,564	25,903
Less valuation allowance	2,080	2,080

Net deferred tax assets	26,484	23,823

Deferred tax liabilities:
Goodwill and other intangible assets	17,578	14,079
Other	562	1,453

Total deferred tax liabilities	18,140	15,532

Net deferred tax asset	$8,344	$8,291

Classified as follows:
Current deferred income tax asset	$20,056	$18,115
Noncurrent deferred income tax liability	(11,712)	(9,824)

Net deferred tax asset	$8,344	$8,291

     A valuation allowance for deferred tax assets was provided for the years ended December 31, 2004 and 2003 related primarily to deferred state income tax net operating loss carryforwards. The realization of deferred tax assets is dependent upon us generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

5. Detail of Certain Balance Sheet Accounts

     Property and equipment is summarized as follows:

	December 31
	2004	2003
Property and Equipment:
Land and land improvements	$7,784	$7,790
Furniture and equipment	65,105	60,301
Buildings	42,179	42,254
Leasehold improvements	19,323	16,828
Equipment under capital lease	5,055	5,781
Land and buildings under capital lease	—	566
Construction in progress	4,302	—

	143,748	133,520
Less accumulated depreciation and amortization	70,773	65,098

Net property and equipment	$72,975	$68,422

           Other assets are as follows:

	December 31
	2004	2003
Long-term receivables and advances to managed facilities	$2,643	$5,657
Covenants not to compete, net of accumulated amortization	4,742	4,293
Deposits	5,911	5,832
Deferred debt issuance costs	4,661	5,344
Other assets	1,710	1,801

	$19,667	$22,927

            Accrued expenses are summarized as follows:

	December 31
	2004	2003
Wages and payroll taxes	$19,271	$21,318
Compensated absences	11,290	11,109
Workers’ compensation	22,663	20,233
Professional and other liability self-insurance	8,943	4,950
Taxes other than income taxes	4,318	2,095
Interest	2,225	2,158
Other	9,005	5,116

	$77,715	$66,979

6. Preferred Stock Issuance

     On June 23, 2004, ResCare issued 48,095 shares of preferred stock to four investment funds controlled by Onex Corporation (the “Onex Partners”), at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity. In addition, we recorded an expense of $791,000 in 2004 related to payments required under the provisions of the director stock option plans as a result of the transaction which was included as other expense in the consolidated income statement.

     The preferred stock was designated as Series A convertible preferred stock and is entitled to a liquidation preference of $1,050 per share plus all unpaid, accrued dividends. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends. Commencing 18 months after the issuance, the holders of the preferred stock have the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise.

     Accounting for this transaction falls primarily under Emerging Issues Task Force (EITF) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments. The beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and was determined by multiplying the number of common shares issuable upon conversion of the preferred shares by the difference between the market price of the common stock on the date of closing and the previously agreed upon conversion price. The beneficial conversion feature was a non-cash item, and was charged to retained earnings, with the offsetting credit to additional paid-in capital. Additionally, the beneficial conversion feature was treated as a reduction in determining net income attributable to common shareholders for the year ended December 31, 2004.

     The Onex Partners entered into a voting agreement with Ronald G. Geary, our company’s chairman, president and chief executive officer. The voting agreement provides that Mr. Geary grant the Onex Partners the sole and exclusive right to vote all of the common shares he beneficially owns and is otherwise entitled to vote in connection with the election of directors and any matter affecting the number of directors or composition of our board of directors. The voting agreement will remain in effect until such time as the agreement is terminated by the mutual consent of the Onex Partners and Mr. Geary, Mr. Geary’s employment terminates, or Onex Partners no longer owns a stipulated number of shares of our capital stock. The voting agreement also provides that Mr. Geary may not sell, transfer or otherwise dispose of any common shares during the term of the agreement unless he has first offered to sell the shares to the Onex Partners at a price and on other terms specified by Mr. Geary, and the Onex Partners declines to accept the offer. If the Onex Partners decline to purchase the shares, Mr. Geary would then be entitled to sell the offered shares to a third party at a price and on terms no more favorable to the purchaser than those initially offered to the Onex Partners.

     Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $350,000 for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Partners no longer holds at least 26,452 shares of preferred stock. During 2004, fees of $175,000 were paid to Onex Corporation under this agreement.

7. Earnings per Share

     The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2004	2003	2002
Net income attributable to common shareholders	$6,117	$13,387	$2,676

Weighted average number of common shares used in basic earnings per common share	25,341	24,500	24,409
Effect of dilutive securities:
Stock options	1,353	301	141

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	26,694	24,801	24,550

     The non-cash beneficial conversion feature attributable to preferred stock issued and sold in June 2004 decreased net income attributable to common shareholders by $14.8 million for the year ended December 31, 2004. See further discussion of the non-cash beneficial conversion feature in Note 6.

     The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31
	2004	2003	2002
Convertible subordinated notes	494	5,319	5,646
Stock options	128	2,035	1,849

8. Segment Information

     As of December 31, 2004, we had three reportable operating segments: (i) Disabilities Services, (ii) Youth Services and (iii) Training Services. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

     The following table sets forth information about reportable operating income and segment assets:

	Disabilities	Youth	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other	Totals
2004
Revenues	$775,686	$49,571	$183,759	$—	$1,009,016
Operating income	74,824	2,000	20,005	(44,299)	52,530
Total assets	365,293	33,424	58,421	129,528	586,666
Capital expenditures	4,846	542	39	10,590	16,017
Depreciation and amortization	6,026	1,251	35	4,895	12,207

2003
Revenues	$740,305	$52,120	$168,908	$—	$961,333
Operating income	67,019	2,660	18,750	(43,186)	45,243
Total assets	354,279	33,172	46,861	68,714	503,026
Capital expenditures	4,715	2,112	110	7,204	14,141
Depreciation and amortization	6,946	1,289	28	3,991	12,254

2002
Revenues	$717,335	$55,975	$146,414	$—	$919,724
Operating income	47,983	1,996	15,367	(36,866)	28,480
Total assets	377,045	41,464	22,114	105,989	546,612
Capital expenditures	6,966	2,500	—	4,226	13,692
Depreciation and amortization	7,893	1,226	—	2,743	11,862

9. Benefit Plans

     We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $3.5 million, $3.3 million and $2.9 million in 2004, 2003 and 2002, respectively.

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

     Under separate stock option plans, we may grant up to 290,000 shares to non-employee members of the Board of Directors at an exercise price which cannot be less than the fair market value on the date of grant.

     Stock option activity, including options granted to employees and non-employee directors, is shown below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,053,361	$6.63	2,517,766	$10.42	2,804,627	$11.02
Granted	1,024,310	9.04	1,789,124	4.53	357,250	7.71
Exercised	(1,134,881)	5.95	(359,863)	3.76	(42,975)	4.92
Canceled or expired	(409,860)	11.87	(893,666)	14.49	(601,136)	11.85

Outstanding at end of year	2,532,930	7.10	3,053,361	6.61	2,517,766	10.46

Exercisable at end of year	1,721,887	$6.66	2,144,918	$6.82	1,813,971	$11.86

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted-Average		Number
Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price
$ 2.79 to 4.99	478,872	3.3 years	$3.12	403,717	$3.09
5.00 to 9.99	1,803,683	3.0 years	7.42	1,160,458	7.15
10.00 to 23.50	250,375	4.4 years	12.43	157,712	12.17

	2,532,930	3.2 years	$7.10	1,721,887	$6.66

10. Lease Arrangements

     We lease certain operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $46.6 million, $45.5 million and $43.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $37.5 million, $35.4 million and $32.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2018 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

     Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases
2005	$1,215	$30,809
2006	1,210	23,313
2007	272	19,497
2008	112	15,514
2009	116	12,657
Thereafter	77	36,181

Total minimum lease payments	3,002	$137,971

Less amounts representing interest	427

Present value of minimum lease payments	2,575
Less current maturities	989

Total long-term obligations under capital leases	$1,586

11. Financial Instruments

     At December 31, 2004 and 2003, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.625% senior notes	$150,000	$164,550	$150,000	$158,250
Term loan	15,000	15,000	22,000	22,000
5.9% convertible subordinated notes	12,759	12,759	12,759	12,759
Notes payable and other	2,202	2,202	852	852

     We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

12. Commitments and Contingencies

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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL has filed a motion for summary judgment. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We established a reserve in our Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation, which was acquired in a 1999 transaction, was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the TAG intervened in the case and in May 2003 filed a separate complaint under seal. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. We have entered into settlement negotiations with the TAG and have established a reserve in our Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Although we cannot predict the outcome of the lawsuit or any settlement with certainty, and we have incurred and could continue to incur significant legal expenses, we do not believe the ultimate resolution of the lawsuit or any settlement will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment and the Court on January 10, 2005, entered a judgment in favor of Lexington. EduCare has appealed the judgment and Lexington has filed a cross-appeal for the denial of their attorney fees in the amount of $127,000. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We established a reserve of $0.5 million in the Consolidated Financial Statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, based on the advice of counsel, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2004 has been postponed indefinitely. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.7 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

13. Related Party Transactions

     We lease certain of our facilities under an operating lease with a real estate investment trust in which our chairman is a member of the trust’s board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $0.8 million for each of the years ended December 31, 2004, 2003 and 2002. Aggregate future rentals are estimated to be approximately $5.3 million, subject to annual increases based on the consumer price index.

14. Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2004
Revenues	$245,182	$250,844	$255,485	$257,505	$1,009,016
Facility and program contribution	24,720	25,711	26,877	26,495	103,803
Net income	4,425	4,530	5,646	6,906	21,507
Net income (loss) attributable to common shareholders (1)	4,425	(10,254)	4,748	5,814	6,117
Basic earnings (loss) per common share	0.18	(0.40)	0.19	0.23	0.24
Diluted earnings (loss) per common share	0.17	(0.40)	0.18	0.22	0.23

2003
Revenues	$238,544	$238,293	$240,508	$243,988	$961,333
Facility and program contribution	24,466	24,068	22,359	24,979	95,872
Net income	3,448	4,230	3,213	2,496	13,387
Net income attributable to common shareholders	3,448	4,230	3,213	2,496	13,387
Basic earnings per common share	0.14	0.17	0.13	0.10	0.55
Diluted earnings per common share	0.14	0.17	0.13	0.10	0.54

(1)	Under the accounting treatment for the Onex transaction, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

     During the periods presented, we recorded the following significant items:

					Diluted
			Pre-tax	Net	Earnings
	Statement of Income	Quarter	Income	Income	per Share
	Line Item Impacted	Recorded	Impact	Impact	Impact
					(For the year ended)
Year Ended December 31, 2003:
Refinancing charge (1)	Other operating expense	4th	$(2,545)	$(1,629)	$(0.07)
Gains on debt extinguishment (2)	Other operating income	2nd & 3rd	306	196	0.01

			$(2,239)	$(1,433)	$(0.06)

(1)	We recorded a pre-tax charge of $2.5 million related to the refinancing and redemption of our 6% convertible subordinated notes, including write-off of unamortized debt issuance costs, premiums paid to note holders for early redemption, and costs of a related consent solicitation.

(2)	During 2003, we completed transactions to redeem $4.3 million and $2.9 million of our 6% and 5.9% convertible subordinated notes, respectively, resulting in gains on extinguishment of debt of $0.3 million ($0.2 million and $0.1 million related to second and third quarter, respectively).

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period
			(In thousands)
Allowance for doubtful accounts receivable:

Year ended December 31, 2004	$9,464	$5,285	$(5,943)	$—	$8,806
Year ended December 31, 2003	7,665	7,328	(5,529)	—	9,464
Year ended December 31, 2002	33,013	19,566	(43,414)	(1,500)	7,665