Form 10-Q
period 2005-03-31
RES CARE INC /KY/
filed 2005-04-28
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 15, 2005, was 26,299,474.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31	December 31
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,385	$28,404
Short-term investments	66,725	53,235
Accounts receivable, net of allowance for doubtful accounts of $7,737 in 2005 and $8,806 in 2004	145,400	138,202
Deferred income taxes	20,056	20,056
Prepaid expenses and other current assets	10,020	12,338

Total current assets	276,586	252,235

Property and equipment, net	72,788	72,975
Goodwill	242,207	241,789
Other assets	20,466	19,667

	$612,047	$586,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$33,772	$37,773
Accrued expenses	97,353	77,715
Current portion of long-term debt	760	13,481
Current portion of obligations under capital leases	1,015	989
Accrued income taxes	3,577	1,658

Total current liabilities	136,477	131,616

Long-term liabilities	1,100	1,181
Long-term debt	179,471	166,480
Obligations under capital leases	1,323	1,586
Deferred gains	4,282	4,530
Deferred income taxes	11,712	11,712

Total liabilities	334,365	317,105

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	46,609
Common shares	49,116	48,871
Additional paid-in capital	56,521	54,316
Retained earnings	125,436	119,765

Total shareholders’ equity	277,682	269,561

	$612,047	$586,666

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Revenues	$258,660	$245,182
Facility and program expenses	232,439	220,462

Facility and program contribution	26,221	24,720

Operating expenses:
Corporate general and administrative	9,732	9,708
Depreciation and amortization	3,331	3,013

Total operating expenses	13,063	12,721

Operating income	13,158	11,999

Interest expense, net	4,566	5,085

Income before income taxes	8,592	6,914
Income tax expense	2,921	2,489

Net income	5,671	4,425

Net income attributable to preferred shareholders	881	—

Net income attributable to common shareholders	$4,790	$4,425

Basic earnings per share	$0.18	$0.18

Diluted earnings per share	$0.18	$0.17

Weighted average number of common shares:
Basic	26,147	24,978
Diluted	26,906	26,168

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2005	2004
Cash flows from operating activities:
Net income	$5,671	$4,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,331	3,013
Amortization of deferred debt issuance costs	322	156
Provision for losses on accounts receivable	1,134	1,293
Changes in operating assets and liabilities	10,176	8,512

Cash provided by operating activities	20,634	17,399

Cash flows from investing activities:
Purchases of property and equipment	(2,886)	(2,383)
Acquisitions of businesses, net of cash acquired	(761)	(822)
Proceeds from sales and maturities of short-term investments	94,235	—
Purchases of short-term investments	(107,725)	—

Cash used in investing activities	(17,137)	(3,205)

Cash flows from financing activities:
Repayments of long-term debt	(12,996)	(1,977)
Borrowings of long-term debt	13,030	—
Proceeds received from exercise of stock options	2,450	2,092

Cash provided by financing activities	2,484	115

Increase in cash and cash equivalents	$5,981	$14,309

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2005
(Unaudited)

Note 1. Basis of Presentation

     Res-Care, Inc. is primarily engaged in the delivery of residential, therapeutic, job training and educational supports services to various populations with special needs. All references in these financial statements to “ResCare,” “our company”, “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     For further information, including a description of our critical accounting policies, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2004.

Note 2. Reclassification

     Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. They trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

     Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We have historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period.

     In March 2005, we determined that our investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash equivalents. In addition, “Purchases of short-term investments” and “Proceeds from sales and maturities of short-term investments”, included in the accompanying Condensed Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

Note 3. Long-term Debt

     Long-term debt consists of the following:

	March 31	December 31
	2005	2004
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Term loan due 2008	28,000	15,000
5.9% convertible subordinated note, paid in March 2005	—	12,759
Notes payable and other	2,231	2,202

	180,231	179,961
Less current portion	760	13,481

	$179,471	$166,480

Note 4. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31
	2005	2004
	(In thousands, except per share data)
Net income attributable to common shareholders	$4,790	$4,425

Weighted average number of common shares used in basic earnings per common share	26,147	24,978
Effect of dilutive securities:
Stock options	759	1,190

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	26,906	26,168

Basic earnings per share	$0.18	$0.18

Diluted earnings per share	$0.18	$0.17

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31
	2005	2004
	(In thousands)
Convertible subordinated notes	412	494
Stock options	13	338

Note 5. Segment Information

     Commencing January 1, 2005, as a result of integrating the former Youth Services operating segment into our existing segments, Youth Services is no longer an operating segment. As a result of the dissolution of this segment, as well as the expansion of our job training and placement programs for disadvantaged job seekers, we now have the following three reportable segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Disclosures of financial information for each segment follow. Segment disclosures for the three months ended March 31, 2004 have been restated to reflect the change in the composition of our reportable operating segments effective January 1, 2005.

		Job Corps	Employment
	Disabilities	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
	(In thousands)
Three months ended March 31:

2005
Revenues	$207,047	$37,295	$12,655	$1,663	$258,660
Operating income	18,999	3,956	1,153	(10,950)	13,158
Total assets	398,225	31,003	27,926	154,893	612,047
Capital expenditures	1,300	—	29	1,557	2,886
Depreciation and amortization	2,007	—	27	1,297	3,331

2004
Revenues	$199,912	$34,314	$9,465	$1,491	$245,182
Operating income	18,194	3,709	970	(10,874)	11,999
Total assets	382,160	29,178	20,043	92,034	523,415
Capital expenditures	966	—	4	1,413	2,383
Depreciation and amortization	1,738	—	8	1,267	3,013

(1) All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

Note 6. Stock-Based Employee Compensation

     As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common shares on the date of the grant. The following table illustrates the effect on net income attributable to common shareholders and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three Months Ended
	March 31
	2005	2004
	(In thousands, except per share data)
Net income attributable to common shareholders, as reported	$4,790	$4,425
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(246)	(452)

Net income attributable to common shareholders, pro forma	$4,544	$3,973

Basic earnings per common share:
As reported	$0.18	$0.18

Pro forma	$0.17	$0.16

Diluted earnings per common share:
As reported	$0.18	$0.17

Pro forma	$0.17	$0.15

Note 7. Legal Proceedings

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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL filed a motion for summary judgment, which was also denied. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We previously established a reserve in our condensed consolidated financial statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation, which was acquired in a 1999 transaction, was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas

Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the TAG intervened in the case and in May 2003 filed a separate complaint under seal. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We have cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary has complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. We have entered into settlement negotiations with the TAG and have established a reserve in our condensed consolidated financial statements for any potential liability that may reasonably result from final adjudication of this matter. Although we cannot predict the outcome of the lawsuit or any settlement with certainty, and we have incurred and could continue to incur significant legal expenses, we do not believe the ultimate resolution of the lawsuit or any settlement will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation – Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation – Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contends that the $1.0 million previously paid satisfies all coverage obligations. Both EduCare and Lexington filed motions for summary judgment and the Court on January 10, 2005, entered a judgment in favor of Lexington. EduCare has appealed the judgment and Lexington has filed a cross-appeal for the denial of their attorney fees in the amount of $127,000. After consulting with outside counsel, we expect $1.0 million of our contribution to the settlement to be reimbursed by Lexington under the primary policy. We previously established a reserve of $0.5 million in the condensed consolidated financial statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the net $1.0 million of the settlement is probable and, therefore, based on the advice of counsel, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2004 has been postponed indefinitely and the parties have agreed to mediation in early July 2005 in an attempt to resolve the remaining issues. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.7 million. We believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Note 8. Impact of Recently Issued Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payments, which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS123(R) is similar to the approach described in SFAS 123 which, as discussed above and as allowed by SFAS 123, we have applied for pro forma purposes in the notes to the condensed consolidated financial statements. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005.

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

     We plan to adopt SFAS 123(R) no later than January 1, 2006 using the modified-prospective method. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) for all unvested options at the date of adoption. We are still evaluating other allowable valuation models for future awards. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following Management’s Discussion and Analysis (“MD&A”) Section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in this MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries. The individual sections of MD&A are:

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

Our Business

     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of January 1, 2005, we have three reportable operating segments: (i) Disabilities Services; (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

     We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL) through our Job Corps Training Services operations. Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

     We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are funded through performance-based or fixed-fee contracts from local and state governments.

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

Valuation of Accounts Receivable

     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts for the quarter ended March 31, 2005.

Reserves for Insurance Risks

     We self-insure a substantial portion of our professional and general liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 6% at March 31, 2005, which is consistent with December 31, 2004. An increase or decrease in the discount rate of 100 basis points would change the reserve, and resulting expense, by $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes in our method of providing reserves for insurance risks for the quarter ended March 31, 2005.

Legal Contingencies

     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 7 to the Condensed Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during the quarter ended March 31, 2005.

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

Goodwill

     With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually as of year end, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted average of comparative market multiples in the current market conditions and discounted cash flows.

     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2004, the date of our annual impairment evaluation, was 10.3%. A variance in the discount rate could have a significant impact on the variance analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

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

     Job Corps Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred and services are rendered.

     Employment Training Services. Revenues are derived primarily through performance-based or fixed-fee contracts with local and state governments. Revenue is recognized in the period in which services are rendered.

     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the quarter ended March 31, 2005.

Quarter in Review

     Revenues for the quarter were $258.7 million, net income was $5.7 million, and cash provided from operations was $20.6 million. These items are discussed in more detail in the following sections of the MD&A.

     The following highlights some of the events of the past quarter:

x	For the quarter ended March 31, 2005, the Disabilities Services operations added three new operations which complement our core business in this division. These operations are expected to generate annual revenues of approximately $2.5 million and provide services to approximately 100 consumers.

x	The operations of TTI America, Inc. (TTI) substantially commenced during the quarter. TTI operates “one-stop” programs in California and Florida. “One-stop” programs are convenient service sites that enable job seekers and employers to receive government assistance, employment or training-related services at a single location. TTI is expected to generate approximately $19 million in annual revenues and is part of Employment Training Services.

x	Effective December 15, 2004, our Employment Training Services segment was awarded a $90 million contract over three years to provide employment training services to persons in the New York boroughs of Queens and Brooklyn. Operations commenced during the quarter.

x	During the quarter, Employment Training Services was awarded a contract by the Ohio Regional Investment Board to operate a “one-stop” program in the Cincinnati and Hamilton county, Ohio area. The contract, which begins in April 2005, will generate approximately $7.9 million in revenues over 27 months and serve approximately 7,500 people per year.

x	We signed a definitive agreement during the quarter to purchase certain assets of St. Joseph Home Care from a subsidiary of St. Joseph Hospital in Augusta, Georgia. St. Joseph Home Care provides personal care and companion services. The transaction is scheduled to close early in the second quarter. Revenues are expected to be approximately $1.0 million annually.

x	Effective January 31, 2005, L. Bryan Shaul, Executive Vice President of Finance and Administration and Chief Financial Officer resigned. ResCare’s Vice President and Controller, David W. Miles, assumed the position of Interim Chief Financial Officer.

     In addition, after the quarter, the following acquisitions were announced:

x	In April 2005, we signed a definitive agreement to purchase the operations and certain assets of Albemarle Homecare Services in Albemarle, North Carolina, which provides in-home certified and non-certified personal care, nursing and daily living assistance.

Annual revenues are primarily private pay and expected to be approximately $1.6 million.

x	Also in April 2005, we purchased the operations and certain assets of 24 Hour Live-in Service also know as First Choice, which provides live-in services including personal assistance, companionship, meal preparation and assisted daily living to elderly and special needs clients. The company is based in Rochester, Michigan. Revenues are primarily private pay and expected to be $2.1 million annually.

x	Lastly, in April 2005, we signed definitive agreements to purchase twelve operations of Home Care-Giver Services, Inc. in four states: California, Nevada, Colorado and Illinois, with annual revenues of $13.2 million. Home Care-Giver Services provides personal care, meal preparation, housekeeping and transportation to the elderly or those with disabilities through drop-in or live-in care. Revenues are private pay or long-term care insurance based.

Results of Operations

	Three Months Ended
	March 31
	2005	2004
	(Dollars in thousands)
Revenues:
Disabilities Services	$207,047	$199,912
Job Corps Training Services	37,295	34,314
Employment Training Services	12,655	9,465
Other	1,663	1,491

Consolidated	$258,660	$245,182

Labor Cost as % of Revenues:
Disabilities Services	63.3%	62.9%
Job Corps Training Services	50.0%	51.3%
Employment Training Services	55.1%	43.5%
Consolidated	63.1%	62.9%

Operating Income:
Disabilities Services	$18,999	$18,194
Job Corps Training Services	3,956	3,709
Employment Training Services	1,153	970
Corporate and Other	(10,950)	(10,874)

Consolidated	$13,158	$11,999

Operating Margin:
Disabilities Services	9.2%	9.1%
Job Corps Training Services	10.6%	10.8%
Employment Training Services	9.1%	10.2%

Consolidated

     Consolidated revenues for the first quarter of 2005 increased 5% over the same period in 2004. These increases are attributed primarily to growth in our periodic in-home services and growth in our job training and placement programs.

     Operating income for the first quarter of 2005 increased 10% over the same period in 2004. These increases are attributed to the growth areas described above.

     As a percentage of total revenues, corporate general and administrative expenses were 3.8% in the first quarter of 2005 and 4.0% in 2004. The decrease from 2004 was primarily due to continued focus on reduction of non-essential travel and similar controllable expenses.

     Net interest expense decreased $0.5 million for the first quarter of 2005 compared to the same period in 2004. This decrease is primarily due to increased interest income from cash and short-term investments as compared to the prior year.

     Our effective income tax rate for the first quarter of 2005 is 34%, as compared to 36% in 2004. The effective rates for 2005 and 2004 are lower than the statutory rate principally due to non-taxable investment income and the benefit of jobs credits.

     Net income for the quarter increased 28% to $5.7 million, or $0.18 per diluted share, versus $4.4 million, or $0.17 per diluted share in the prior year. These increases are attributed to the factors described above.

     Disabilities Services

     Disabilities Services revenues increased by 4% in the first quarter of 2005 over the same period in 2004. Periodic in-home services revenues increased $3.3 million from the year earlier quarter. Operating margin increased from 9.1% in the first quarter of 2004 to 9.2% in the same period in 2005 due primarily to continued growth in the periodic in-home services unit and cost containment. Labor costs increased as a percent of revenues for the first quarter ended March 31, 2005 due to the mix of services provided.

     Job Corps Training Services

     Job Corps Training Services revenues increased 9% for the first quarter 2005 over the same period in 2004 due principally to the addition of the Homestead Job Corps center in April 2004. Operating margins decreased slightly from the comparable period in 2004 due in part to changes in the DOL’s incentive-based payments. The performance criteria in place in 2005 are more restrictive than in 2004 in an effort by the DOL to contain costs.

     Employment Training Services

     Employment Training Services revenues increased 34% in the first quarter of 2005 over the same period in 2004 and operating income for this segment increased 19% over the year earlier period. These increases are due primarily to the acquisition of TTI in the fourth quarter of 2004 and the contract in New York City. Operating margin decreased from 10.2% in the first quarter of 2004 to 9.1% in the same period of 2005 due primarily to a lower margin on TTI revenues and start-up activity on the New York City contract.

Financial Condition, Liquidity and Capital Resources

     Total assets increased 4% in 2005 over 2004 primarily due to cash provided by operating activities.

     During the first quarter ended March 31, 2005, cash, cash equivalents and short-term investments increased by $19.5 million. During the quarter ended March 31, 2005, cash provided by operating activities was $20.6 million compared to $17.4 million for 2004. The increase in 2005 from 2004 was primarily the result of higher profitability and effective cash management.

     Days revenue in net accounts receivable were 50 days at March 31, 2005 compared with 48 days at December 31, 2004. Net accounts receivable at March 31, 2005 increased to $145.4 million, compared to $138.2 million at December 31, 2004. The increase in net accounts receivable is primarily due to growth in job training and placement programs, the acquisition of TTI in December 2004 and some collection timing differences. Of the total net accounts receivable balance at March 31, 2005, approximately 4% were greater than 360 days.

     During the quarter ended March 31, 2005, cash used in investing activities was $17.1 million primarily for purchases of property and equipment, small acquisitions and net purchases of short-term investments. For the same period in 2004, cash used in investing activities was $3.2 million. The primary contributor to the variance, year over year, was the net purchase of short-term investments in 2005.

     Financing activities during the first quarter of 2005 were impacted primarily by proceeds related to the exercise of stock options of $2.5 million. During the quarter ended March 31, 2005, the Company borrowed $13 million on its term loan and retired $12.8 million of subordinated notes that matured in March 2005. Financing activities for the first quarter of 2004 resulted in cash amounting to $0.1 million, primarily related to repayments on long-term debt and proceeds from the exercise of stock options.

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

     We have a $135 million senior credit facility due in January 2008 which includes a $100 million revolver and a $35 million term loan. As of March 31, 2005, $28 million remains drawn on the term loan and we had irrevocable standby letters of credit in the principal amount of $51.2 million issued primarily in connection with our insurance programs. As of March 31, 2005, we had $44.5 million available under the revolver, as our borrowing base under the revolver was $95.7 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of March 31, 2005. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     As of March 31, 2005 and 2004, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may be exchanged at our discretion for a letter of credit.

     Operating funding sources are approximately 79% through Medicaid reimbursement, 14% from the DOL, 4% from other government agencies, and the remaining 3% from various sources including private payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending March 31
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and Thereafter
Long-term Debt	$180,231	$760	$14,465	$163,098	$1,908
Capital Lease Obligations	2,338	1,015	1,095	185	43
Operating Leases	135,611	29,259	42,448	28,558	35,346
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$318,180	$31,034	$58,008	$191,841	$37,297

		Amount of Commitments Expiring per Period
	Total	Twelve Months Ending March 31
Other Commercial Commitments	Amounts Committed	2006	2007-2008	2009-2010	2011 and Thereafter
Standby Letters-of-Credit	$51,211	$51,211	—	—	—

Certain Risk Factors

     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are impacted by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and in some cases, to decrease appropriations for these services, which could reduce our margins materially. Future federal or state initiatives could institute managed care programs for persons we serve or otherwise make material changes to the Medicaid program as it now exists. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover their contractual obligations with us, they may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation, although we believe recoveries may be available through legal or other processes. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our operations. This is mitigated by the fact that we operate in 33 states. For the past three years, our aggregate reimbursement rates for disabilities services have not changed by more than one percentage point.

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

     Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Government reimbursement, group home credentialing and client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, difficulties in timely securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

     We must comply with comprehensive government regulation of our services, including statutes, regulations and policies governing the licensing of our facilities, certification of employees, the quality of our services, the revenues we receive for our services, and reimbursement for the cost of our services. If we fail to comply with these laws, we can lose contracts and revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act (HIPAA) could also increase potential penalties. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

     In many cases, although we are operating in compliance with established laws and regulations, state regulatory agencies have broad powers to mandate the types and levels of services we provide to individuals without appropriate funding. We are currently experiencing this unfunded, increased regulatory oversight in the District of Columbia and are working with the District agencies to address any issues. This increased regulatory oversight has resulted in higher operating costs, including labor, consulting and maintenance expenditures.

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

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states have initiated service reductions, or rate freezes and/or rate reductions. Some reimbursement rate increases must be paid to our direct care staff in the form of wage pass-throughs. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases. However, in certain states, we have been successful in mitigating rate reductions by initiating programmatic changes that produce cost savings.

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

Forward-Looking Statements

     Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2005, we had variable rate debt outstanding of approximately $28.0 million compared to $15.0 million outstanding at December 31, 2004. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of March 31, 2005, would increase interest expense approximately $0.3 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding the legal proceedings is incorporated by reference into this Part II, Item 1 described in Note 7 to the condensed consolidated financial statements set forth in Part I of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended March 31, 2005, ResCare issued options to purchase 125,000 shares of common stock to employees under the 2000 Stock Option and Incentive Compensation Plans. The table below sets forth information about the grant date, option term, and exercise price of the option grants. The issuance of these options is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and ResCare has registered the shares to be issued upon the exercise of options granted under the Plans.

	Grant	Options	Option	Grant
Plan	Date	Granted	Term	Price
2000 Stock Option and Incentive Compensation Plan	January 1, 2005	2,500	5 years	$15.22

2000 Stock Option and Incentive Compensation Plan	January 10, 2005	7,500	5 years	$15.00

2000 Stock Option and Incentive Compensation Plan	February 7, 2005	2,500	5 years	$16.38

2000 Stock Option and Incentive Compensation Plan	February 24, 2005	112,500	6 years	$12.96

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On April 26, 2005, the Board of Directors adopted procedures for the nomination of directors. In evaluating candidates for director, the Nominating Committee (the “Committee”) considers experience, mix of skills and other qualities desired to achieve appropriate board composition, taking into account the experience, skills and qualities of current board members and needs of the board and ResCare as identified by the Committee from time to time. The Committee has not established specific minimum criteria or qualifications because from time to time the needs of the board and Company may change. However, the Committee will generally look for people who have demonstrated high ethical standards, integrity and sound business judgment.

     Consideration of new board nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In general, candidates for nomination to the board are suggested by board members or by officers of ResCare. The Committee will consider candidate proposals by shareholders that comply with the requirements of ResCare’s bylaws and will evaluate candidates proposed by shareholders using the same criteria as for other candidates. A shareholder seeking to recommend a prospective nominee for the Nominating Committee’s consideration should submit the candidate’s name and qualifications to the Corporate Secretary by fax to (502)394-2281 or by mail to David S. Waskey, Corporate Secretary, ResCare, Inc., 10140 Linn Station Road, Louisville, Kentucky 40223.

Item 6. Exhibits

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

RES-CARE, INC. Registrant

Date:	April 28, 2005	By:	/s/ Ronald G. Geary

Ronald G. Geary
Chairman, President and Chief Executive Officer

Date:	April 28, 2005	By:	/s/ David W. Miles

David W. Miles
Vice President and Controller, Interim
Chief Financial Officer