Form 10-K/A
period 2004-12-31
RES CARE INC /KY/
filed 2005-04-29
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _____________________ to _____________________

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of Registrant as specified in its charter)

KENTUCKY (State or other jurisdiction of incorporation or organization)	61-0875371 (IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No       .

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
Yes ✓ No       .

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III

     The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant), filed with the Commission on March 1, 2005, incorporated Part III of Form 10-K by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of ResCare’s year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2004 is included in this amendment.

Item 10. Directors and Executive Officers of ResCare

     The Board of Directors is divided into three classes. Directors serve staggered three-year terms, and the term of one class of directors expires at each annual meeting.

		Director or
Name	Age	Officer Since	Principal Occupation
Class 1 – Term Expires 2005
Olivia F. Kirtley	54	1998	Business Consultant
Robert E. Hallagan	61	2004	Vice Chairman of Heidrick & Struggles
Michael J. Foster	51	2001	Managing Director, RFE Investment Corporation

Class II – Term Expires 2006
Steven S. Reed	43	2003	Attorney
E. Halsey Sandford	72	1984	Retired
Nigel S. Wright (1)	41	2004	Managing Director of Onex Corporation

Class III – Term Expires 2007
Ronald G. Geary	57	1990	Chairman of the Board, President and Chief Executive Officer of ResCare
Robert Le Blanc (1)	38	2004	Managing Director of Onex Corporation
David Braddock (1)	60	2004	Associate Vice President of University of Colorado System and Executive Director of the Coleman Institute

(1)	Messrs. Le Blanc and Wright and Dr. Braddock must also be elected by shareholders at the 2005 annual meeting because they were appointed to fill vacancies on the board of directors. Messrs. Le Blanc and Wright will be elected by preferred shareholders.

     Dr. David Braddock, has served as a director of ResCare since 2004. Since 2001 he has been the Associate Vice President of the University of Colorado (CU) System, Executive Director of the Coleman Institute, and holder of the Coleman-Turner Chair in Cognitive Disability in the Department of Psychiatry in the School of Medicine at the CU Health Sciences Center. Dr. Braddock was at the University of Illinois at Chicago (UIC) from 1979 to 2001 as Professor of Human Development and Public Health, as the founding head of the Department of Disability and Human Development and of its research institute, and as an associate dean. Prior to UIC, he held positions with the Council for Exceptional Children, the Secretary’s Committee on Mental Retardation in the U.S. Department of HEW, and with state developmental disabilities agencies in Texas, Missouri and Illinois. He is a principal author of the bi-annual publication of the State of the States in Developmental Disabilities and is a director of the International Special Olympics.

     Michael J. Foster, has served as a director since 2001. Since 1989, Mr. Foster has been employed by RFE Management Corp., the investment manager for RFE Investment Partners V, LP and other private equity investment funds. Mr. Foster currently serves as a director of several privately held portfolio companies of RFE Investment Partners V, LP and the other investment funds managed by RFE Management Corp. Mr. Foster has notified ResCare that he does not intend to stand for re-election when his term expires in 2005.

     Ronald G. Geary, an attorney and certified public accountant, has served as a director and President of ResCare since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board in June 1998. Before he was named Chief Executive Officer, Mr. Geary was Chief Operating Officer of ResCare from 1990 to 1993. Mr. Geary is a director of Ventas, Inc., a real estate investment trust.

     Robert E. Hallagan, has served as a director of ResCare since 2004. He has been vice chairman of Heidrick & Struggles, an executive search firm with over 1,100 search professionals in 60 offices, since 1997. From 1991 to 1997 he served as the firm’s president and chief executive officer. Mr. Hallagan is chief executive officer of the Center For Board Leadership, a joint venture with the National Association of Corporate Directors, of which he is also a director.

     Olivia F. Kirtley, a business consultant, has served as a director of ResCare since 1998. Ms. Kirtley is Past Chair of the American Institute of Certified Public Accountants (AICPA) and of the AICPA Board of Examiners. From 1991 to 2000, Ms. Kirtley served as Vice President and Chief Financial Officer of Vermont American Corporation, a leading manufacturer and marketer of power tool accessories. Ms. Kirtley is a director of Lancer Corporation, a worldwide manufacturer and distributor of fountain drink dispensing equipment, Alderwoods Group, Inc, an operator of funeral homes, and Papa Johns International, Inc., an international pizza company.

     Robert M. Le Blanc, has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years. He also worked for five years with GE Capital in a variety of positions including corporate finance and corporate strategy. Mr. Le Blanc is the Lead Director of Magellan Health Services, Inc., a provider of behavioral healthcare services, and a director of Emergency Medical Services, Inc., Center for Diagnostic Imagery, First Berkshire Hathaway Life and Cypress Insurance.

     Steven S. Reed has served as a director of ResCare since 2003. Mr. Reed practices law at Reed Wicker, LLC, Louisville, Kentucky, where he is Managing Member. Mr. Reed was United States Attorney for the Western District of Kentucky from 1999 to 2001 and an Assistant U.S. Attorney for the same district from 1993 to 1999. Mr. Reed is the Immediate Past Chair of the Board of Trustees of the University of Kentucky, and has served as a Trustee since 1994.

     E. Halsey Sandford has been a director of ResCare since 1984 and served as Senior Executive from 1997 until March 2001 when he retired. From 1992 to 1997, Mr. Sandford served as Executive Vice President responsible for development for ResCare’s Division for Persons with Disabilities.

     Nigel S. Wright, has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation, where he has worked since 1997. He practiced mergers and acquisitions and securities law at the Toronto firm of Davies, Ward & Beck from 1991 to 1997, and served in a policy development role in the Office of the Prime Minister of Canada from 1984 to 1986 and again from 1990 to 1991. Mr. Wright is a director of Indigo Books and Music Inc., a Canadian bookseller.

     During 2004, there were ten meetings of the board of directors. During this period, each director attended at least 75 percent of all meetings of the board of directors and of the committees on which he or she served during the year. All directors attended the 2004 annual shareholders meeting except Mr. Foster who was unable to attend because of prior obligations.

Executive Officers of ResCare

     The executive officers of ResCare are Ronald G. Geary, whose experience is described above, Paul G. Dunn, Ralph G. Gronefeld, Jr., Vincent F. Doran and Katherine W. Gilchrist.

     Mr. Dunn, age 39, has served as Chief Development Officer since 1997 and has responsibility for overseeing all of ResCare’s development activities and government relations. From 1999 to 2000, he also served as Executive Vice President for ResCare’s Alternative Youth Services and Youthtrack operations. From 1992 to 1997, Mr. Dunn was employed by Laidlaw, Inc., and in his last position he served as Corporate Director, Financial Operations for Laidlaw’s ambulance services operation subsidiary.

     Mr. Gronefeld, age 46, was named President, Division for Persons with Disabilities in March 2002 after serving as Executive Vice President-Operations of that Division from March 2001. He also served as ResCare’s Chief Financial Officer from May 1998 until March 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities.

     Mr. Doran, age 54, has served as President, Division for Training Services since January, 2002 after serving as President of the Division for Youth Services from August 2000 and as President, Job Corps Operations from 1997. Before joining ResCare, Mr. Doran was President for Job Corps Operations for Teledyne Economic Development, a product line of the Teledyne Controls business of Teledyne Industries, Inc., a publicly traded conglomerate where he had been employed in various capacities for twenty-five years.

     Ms. Gilchrist, age 52, a certified public accountant, joined ResCare as Vice President and Chief Financial Officer for the Division for Persons with Disabilities in March 2001. Effective April 1, 2004, Ms. Gilchrist became Senior Vice President of Accounts Receivable and Chief Project Management Officer. From 1998 to 2001, she served as Vice President-Financial Operations for the East Region of American Medical Response, Inc. (a subsidiary of Laidlaw, Inc.), a national healthcare transportation services company. From 1996 to 1998, she was Vice President of Operations for a health maintenance organization serving the State of Connecticut and from 1994 to 1996 she was managing director for operations for a company that developed and implemented computer systems for health maintenance organizations.

Audit Committee and Audit Committee Financial Expert

     ResCare has a standing audit committee whose members are Olivia F. Kirtley, chair, Michael J. Foster, E. Halsey Sandford and Robert E. Hallagan. ResCare’s board of directors has determined that all the members of the audit committee, are “independent” within the meaning of the rules of The Nasdaq National Market and the rules of the Securities and Exchange

Commission under the Sarbanes-Oxley Act and that all qualify as “audit committee financial experts” within the meaning of the SEC rules.

Communications by Shareholders with the Board of Directors

     Shareholders and other parties interested in communicating directly with the Board or individual directors may do so by writing in care of the Secretary of the Company at 10140 Linn Station Road, Louisville, Kentucky 40223, or by fax to 502-394-2281. The Board’s Governance and Nominating Committee has approved procedures for handling correspondence received by the Company and addressed to the Board, or a specified individual director. The Corporate Secretary reviews any correspondence received in this manner to filter advertisements, solicitations, spam and other such items.

     Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of the Company’s compliance and internal audit department and handled in accordance with procedures established by the Audit Committee with respect to such matters, which include an anonymous toll-free hotline at 866-293-3863.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires ResCare’s directors and executive officers and people who own more than 10 percent of ResCare’s common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there was one late Form 4 by Mr. Geary due to severe weather and one late Form 4 by Ms. Kirtley due to an EDGAR access code problem. Both forms were one day late.

Item 11. Executive Compensation

Summary Compensation Table

     The following table provides information concerning compensation awarded to or earned by the executive officers of ResCare for the year ended December 31, 2004:

				Long-Term
	Annual Compensation			Compensation Awards
				Securities
				Underlying
Name and Principal Position				Options/SAR	All Other
as of December 31, 2004	Year	Salary	Bonus (1)	(shares)	Compensation (2)
Ronald G. Geary	2004	$353,319	$60,711	112,500	$21,790
Chairman of the Board, President and	2003	364,948	133,174	123,602	14,022
Chief Executive Officer	2002	332,935	—	112,500	14,982
Vincent F. Doran	2004	276,759	91,825	—	10,431
President, Division for Training	2003	283,064	—	14,380	9,641
Services	2002	272,580	—	—	12,101
Ralph G. Gronefeld, Jr.	2004	246,615	39,480	—	8,749
President, Division for Persons with	2003	244,039	89,300	35,197	8,023
Disabilities	2002	225,674	—	22,787	8,271
Paul G. Dunn	2004	220,380	37,485	—	15,417
Chief Development Officer	2003	218,078	69,972	21,271	15,053
	2002	216,750	—	10,181	9,830
L. Bryan Shaul (3)	2004	209,886	46,200	—	5,073
Former Chief Financial Officer	2003	207,693	70,400	28,014	2,769
	2002	200,000	—	17,454	1,385

(1)	Bonuses paid to the executive officers are based on attainment of performance goals approved by the Executive Compensation Committee of the Board of Directors and as otherwise provided in their employment agreements. In April 2003, the Executive Compensation Committee recommended the grant of stock options in lieu of cash bonuses earned for 2002 for the executive officers. Those grants are included in the Long-Term Compensation Awards column. Mr. Geary waived the cash bonus and the stock option grant in lieu of the bonus for 2002.

(2)	Except as noted, All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan, and to the 401(k) Restoration Plan, which is described later. Mr. Dunn’s other compensation for 2004 and 2003 includes loan forgiveness of $7,179 and $6,976, respectively, due on loans ResCare made to him before July 30, 2002. Mr. Geary’s Other Compensation also includes $1,124 toward the cost of Mr. Geary’s annual physical, $1,301 for the computer at Mr. Geary’s home and $1,500 for tax and financial planning.

(3)	Mr. Shaul resigned as Chief Financial Officer effective January 31, 2005.

     ResCare has established the 401(k) Restoration Plan to permit certain members of management to defer compensation before taxes and to permit ResCare to make a matching contribution on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare’s matching contribution is coordinated between the two plans so that ResCare matches on behalf of each participant the employee’s contribution dollar for dollar up to the first 3% and one-half of the next 2% of the employee’s salary, which is the same as the contribution ResCare makes for employees who participate in ResCare’s Retirement Savings Plan.

Option Grants in 2004

Potential Realized Value
at Assumed Annual Rates of Stock Price
		Individual Grants		Appreciation for Option Term (1)
	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/SH)	Date	5% ($)	10% ($)
Ronald G. Geary	112,500	11.0%	10.25	02-26-2010	$392,173	$889,706

(1)	The dollar amounts in this table represent the potential value that may be realized of the stock options granted, assuming that the market price of the shares appreciate in value from the date of grant to the end of the option term at annualized rates of five and ten percent. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, of the prices of ResCare common shares. The share prices may not appreciate at these rates or at all.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

     This table shows option exercises by executive officers during the year ending December 31, 2004. It indicates the total number of exercisable and unexercisable stock options on December 31, 2004 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The Nasdaq National Market on December 31, 2004 of $15.22 per share.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
			at December 31, 2004 (#)		at December 31, 2004 ($)
	Shares Acquired on	Value Realized ($)
Name	Exercise (#)	(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald G. Geary	—	$—	461,102 shares	0 shares	$3,831,938	$—
Vincent F. Doran	45,000	417,640	19,380 shares	0 shares	221,392	—
Ralph G. Gronefeld, Jr.	—	—	63,197 shares	7,000 shares	712,620	71,120
Paul G. Dunn	21,216	239,760	28,055 shares	7,000 shares	285,148	71,120
L. Bryan Shaul	—	—	56,014 shares	7,000 shares	608,473	66,920

(1)	Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.

Employment Agreements

     Mr. Geary has an employment agreement with ResCare that was signed in 1995. The agreement automatically renews for one-year periods beginning one year before the expiration date so that the remaining term equals two years unless either ResCare or Mr. Geary gives notice of termination. The current term of the Agreement is scheduled to expire in September 2006. Under the agreement, Mr. Geary received a base salary of $300,000 in 1995, which is adjusted each year based on the increase in the consumer price index for Urban Wage Earners and Clerical Workers. Mr. Geary waived the CPI increase for the calendar year 2002, and in April 2003 after initially waiving his cost of living increase for 2003, Mr. Geary received a grant of options to purchase 3,632 ResCare common shares at an exercise price of $3.07 per share, the closing price on the date of the grant, which vested on December 1, 2003, as part of a program in which employees with employment agreements were offered options in lieu of cost of living salary increases under their employment agreements. Mr. Geary’s base salary for 2004 was $353,319. Mr. Geary is eligible for an annual bonus equal to up to 50 percent of his base salary based on performance criteria to which Mr. Geary and the executive compensation committee of the Board of Directors mutually agree on or before January 1 of each year. In April 2003 the Executive Compensation Committee approved a grant of options to purchase 37,833 common shares in lieu of a cash bonus for 2002 which Mr. Geary waived. In addition, under the employment agreement ResCare grants Mr. Geary options to purchase 112,500 common shares on the last Thursday of February during each of the remaining years of the term of the agreement at the fair market value on the date of the grant. The options vest on the date of the grant and are in effect for six years.

     In addition, although Mr. Geary’s contract provides for ResCare to provide to Mr. Geary the maximum disability insurance coverage permitted under ResCare’s current benefit plan, Mr. Geary has not received the maximum benefit during the term of this contract. ResCare equips an office in Mr. Geary’s home, and pays fees for personal tax and financial planning and for the expenses of an annual physical not covered by Mr. Geary’s insurance. The agreement also provides that if Mr. Geary’s employment is terminated following a change in the control of ResCare, Mr. Geary will be entitled to receive the unpaid balance of his full base salary through the effective termination date of the agreement and for an additional two years. The agreement may be terminated with or without cause at any time. If it is terminated without cause, Mr. Geary will continue to receive his base salary for the balance of the term. He would also receive a prorated bonus earned for that year plus any unpaid cash bonus for a prior year. If there is a change of control of ResCare or if the agreement is terminated, ResCare will repurchase unexercised vested options at an amount equal to the closing price on the last trading day before termination less the exercise price.

     ResCare has employment agreements with Messrs. Dunn, Gronefeld and Doran that contain substantially the same terms and conditions. The agreements are for initial terms of three years commencing January 1, 2001 for Messrs. Dunn and Gronefeld, and August 1, 2000 for Mr. Doran. The agreements renew automatically for one-year periods after the expiration of their respective terms unless either ResCare or the employee gives notice of termination. ResCare may terminate all of the agreements with or without cause at any time. Base salaries are $210,000 for Mr. Dunn, $235,000 for Mr. Gronefeld, and $250,000 for Mr. Doran subject to annual increases equal to the greater of 5 percent or the consumer price index “All Items” category (Washington-Baltimore All Items for Mr. Doran). All of the executives waived the salary increase for the calendar year 2002.

     In March 2003, Messrs. Gronefeld, Dunn and Doran were granted options to purchase 7,130, 6,370 and 8,260 ResCare common shares, respectively, in lieu of cost of living increases in salary under their employment agreements. The grants all vested on December 1, 2003. When Mr. Dunn was employed by ResCare, he executed two promissory notes to ResCare for $15,000 each. One note was paid off in 2001 through forgiveness based on the terms of his contract. In February 2001, pursuant to Mr. Dunn’s employment agreement, the maturity date of the second note was extended to May 2004 and on May 1 of each year beginning in 2002, ResCare forgave one-third of the outstanding principal balance of the note and one-third of the accrued and unpaid interest provided Mr. Dunn remained a full-time employee of ResCare. In accordance with the agreement, the note was totally forgiven effective May 1, 2004. In April 2000, ResCare paid Mr. Doran a retention bonus of $60,000.

In addition, Mr. Doran receives an automobile allowance as allowed under federal regulations for Job Corps, and reimbursement of up to $3,000 for attorney fees related to the negotiation of his employment agreement.

     Each of these executives is eligible to receive a cash bonus based on an incentive program for the executive established each year in the contract and by ResCare’s Executive Compensation Committee. Messrs. Dunn and Gronefeld may earn up to 40% and Mr. Doran up to 35% of their base salaries based on meeting established division and/or company performance goals. The incentive payments are determined annually. In addition to the annual bonus, Mr. Doran is eligible to earn an additional bonus upon the award of additional Job Corps contracts to ResCare. The bonus is equal to 10% of the first year base management fee payable to ResCare under each new Job Corps contract. The bonus is earned upon the commencement of such new contract but is not payable until the first anniversary of the contract. If ResCare loses a Job Corps contract, Mr. Doran’s bonus can be reduced by 10% of the annual base fee of the lost contract.

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

     As compensation for their additional services on the Special Committee relating to the Onex Transaction during 2004, Ms. Kirtley, Mr. Foster and Mr. Reed received a total of $12,000 each and Mr. Sandford received $3,000.

     Mr. Foster waives his directors fees and has directed ResCare to use them to fund a recognition program for ResCare employees. The fees for Messrs. Le Blanc and Wright are paid to Onex Partners Management LP and the fees for Dr. Braddock are paid to University Physicians, Inc., the Colorado University faculty practice plan of which Dr. Braddock is a member. Messrs. Le Blanc and Wright have declined the annual stock option grant for non-employee directors based on the policies of their employer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

     The following table sets forth information regarding the common shares authorized for issuance under all of our equity compensation plans for employees and non-employee directors as of December 31, 2004.

Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance under
Plan Category	outstanding options	outstanding options	equity compensation plans
Equity compensation plans approved by shareholders	2,532,930	$7.10	289,510

Ownership of Equity Securities

     The following table shows information about the beneficial ownership of ResCare common shares as of March 31, 2005 by:

•	each person known to ResCare who beneficially owns more than 5 percent of the outstanding ResCare common shares or has filed a Schedule 13G or 13D with the Securities and Exchange Commission with respect to ResCare shares;

•	each of ResCare’s directors and nominees for director;

•	each of ResCare’s executive officers named in the Summary Compensation Table on page 7; and

•	all directors and executive officers of ResCare as a group.

Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

	Number of Shares
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of Total (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Ronald G. Geary	1,278,053	(3)(11)	4.7%
Michael J. Foster	790,613	(4)	3.0%
E. Halsey Sandford	116,814	(5)	*
Ralph G. Gronefeld, Jr.	73,406	(6)	*
Olivia F. Kirtley	44,175	(7)	*
Paul G. Dunn	38,355	(8)	*
Vincent F. Doran	22,880	(9)	*
Steven S. Reed	1,125	(10)	*
Robert M. Le Blanc	0	(11)(12)
Nigel S. Wright	0	(12)
David Braddock, Ph.D.	1,125	(10)	*
Robert E. Hallagan	1,125	(10)	*
All directors and executive officers as a group (13 persons)	2,377,671	(13)	8.8%

OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	8,509,500	(14)	28.2%
FMR Corporation	2,406,927	(15)	9.4%
Dimensional Fund Advisors	1,278,733	(15)	5.01%
Bank of America Corporation	2,778,247	(16)	10.5%

*	Indicates less than 1 percent of outstanding common shares.

(1)	The addresses of the people ResCare knows beneficially own more than five percent of the outstanding common shares are as follows: Ronald G. Geary, 10140 Linn Station Road, Louisville, Kentucky 40223; FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 02109; Onex Corporation, 161 Bay Street, Toronto, Ontario M5J 2S1 Canada; Bank of America Corporation, 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255; Dimensional Fund Advisors, 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(2)	Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group. The number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

3)	Includes 573,602 shares subject to options that are presently exercisable and 5,278 shares held for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power. Excludes 2,200 shares held by Mrs. Geary in which Mr. Geary disclaims beneficial ownership. Mr. Geary’s shares are subject to voting covenants with Onex as described on page 14 and in footnote (14).

(4)	Includes shares held by a limited partnership of which Mr. Foster is the general partner of the general partner of the limited partnership. Also includes 1,125 shares subject to options that are presently exercisable.

(5)	Includes 1,125 shares subject to options that are presently exercisable. Does not include 142,704 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(6)	Includes 70,197 shares subject to options that are presently exercisable and 2,509 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld’s IRA over which Mr. Gronefeld holds neither voting nor investment power.

(7)	Includes 4,500 shares over which Ms. Kirtley exercises sole voting and investment power and 28,500 shares over which she shares voting and investment power with her husband. Also includes 600 shares in Dr. Kirtley’s IRA over which Ms. Kirtley has neither voting nor investment power and includes 4,725 shares subject to options that are presently exercisable.

(8)	Includes 3,300 shares owned jointly by Mr. and Mrs. Dunn over which they share voting and investment power and 35,055 shares subject to options that are presently exercisable.

(9)	Includes 19,380 shares subject to options that are presently exercisable, 2,500 held in an IRA and 1,000 shares Mr. Doran holds jointly with Mrs. Doran over which they share voting and investment power.

(10)	Represents 1,125 shares subject to options that are presently exercisable.

(11)	Mr. Le Blanc on behalf of Onex Partners, LP holds the proxy to vote Mr. Geary’s shares with respect to any matter involving or associated with election, removal and/or replacement of any member of the board of directors or matters affecting the number of directors or composition of the board pursuant to the voting agreement described in footnote (14).

(12)	Mr. Le Blanc and Mr. Wright are managing directors of Onex Corporation which controls the Onex Affiliates that hold ResCare common and Series A Convertible Preferred Shares. These shares are shown as beneficially owned by Onex Corporation.

(13)	Includes 707,584 shares subject to options that are presently exercisable.

(14)	Represents shares owned by four affiliates of Onex Corporation: Onex Partners, LP, Onex American Holdings II LLC, Onex US Principals LP and ResCare Executive Investco LLC (referred to in this proxy as the Onex Affiliates). Includes 4,809,500 common shares issuable upon conversion of Series A Convertible Preferred Shares. Does not include 1,278,053 shares, representing 4.7% of the voting power of ResCare shares, subject to voting covenants under the Voting Agreement between Ronald G. Geary and Onex Partners LP that is further described below in Item 13, in the Schedule 13D filed by Mr. Geary on February 11, 2005 and the Schedule 13D filed by Onex Partners LP on June 29, 2004. The information is based on the Schedule 13D filed with the SEC on June 29, 2004.

(15)	The information is based on the Schedule 13G filed by each holder with the SEC reflecting shares beneficially owned as of December 31, 2004.

(16)	The information is based on the Schedule 13G filed with the SEC reflecting shares beneficially owned as of March 31, 2005.

Item 13. Certain Relationships and Related Transactions

     Mr. Reed and his law firm Reed Wicker, LLC provide legal services to ResCare. Payments for these services were approximately $114,000 for 2004. The Board of Directors has considered this relationship and determined that the relationship does not impair Mr. Reed’s ability to make independent judgments with respect to ResCare or the Board.

     Dr. Braddock provides occasional consulting services to ResCare under the terms of a consultation agreement with an organization affiliated with the University of Colorado of which Dr. Braddock is a member. The payments do not exceed 5% of ResCare’s or the organization’s gross revenues.

     Ms. Kirtley is chair of the board of directors of Delta Dental Plan of Kentucky, a non-profit dental services insurance plan. In December 2004, Delta Dental purchased a building in which ResCare leases a floor for offices for its Resource Center employees. The lease expires in 2007 and lease payments do not exceed 5% of Delta Dental’s or ResCare’s gross revenues.

     ResCare is party to a management services agreement with Onex Partners Manager, LP, an affiliate of Onex Partners LP under which Onex Partners Manager is retained to advise and assist ResCare’s management and board of directors from time to time on business and financial matters. Under the agreement, ResCare pays an annual management fee of $350,000, which does not exceed 5% of either ResCare’s or Onex Partners’ manager’s consolidated or gross revenues for fiscal 2004. The agreement will remain in effect until Onex Partners and its affiliates no longer hold at least 26,452 preferred ResCare shares. Mr. Le Blanc is managing director of Onex Partners Manager.

     Mr. Geary entered into a Shareholders Voting Agreement as a condition of the Onex investment transaction in June 2004 under which Onex Partners LP has the right to vote Mr. Geary’s shares in all matters relating to the composition of the board of directors. Onex also has the right of first refusal to purchase any and all shares that Mr. Geary desires to sell during the term of the Agreement. The Agreement terminates when Onex Partners LP and its affiliates own less than 14,428 of the Series A Convertible Preferred Shares or other events as described in the Agreement, which was filed with ResCare’s Quarterly Report on Form 10-Q filed on August 5, 2004.

Item 14. Principal Accountant Fees and Services

     The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2003 and 2004 and fees billed for other services rendered by KPMG LLP. All fees were pre-approved by the audit committee.

	2004	2003
Audit fees (1)	$1,191,300	$675,156
Audit-related fees (2)	—	18,000

Audit and audit-related fees	1,191,300	693,156
Tax fees	—	—
All other fees	—	—

Total fees	$1,191,300	$693,156

(1)	Audit fees include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, and statutory audits. In 2004, audit fees also include fees for professional services rendered for audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Audit-related fees consisted of fees for due diligence in 2003.

Audit Committee Pre-Approval Policies and Procedures

     The audit committee has established policies and procedures for pre-approving all audit and audit-related services and all permissible tax services. Under the policy, the audit committee will annually pre-approve the types of services and fees for those services and any revisions to the services or fees must also be pre-approved. The audit committee must specifically pre-approve all other services provided by the independent auditors. The committee may delegate pre-approval authority to one or more of its members, who must report such approval to the audit committee. The committee specifically also reviews the services and fees to determine that they do not impair the auditors’ independence from ResCare.

SIGNATURES

     Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC.
Date: April 29, 2005	By:	/s/ Ronald G. Geary
Ronald G. Geary
Chairman, President and Chief Executive Officer