Form 10-Q
period 2005-06-30
RES CARE INC /KY/
filed 2005-08-04
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
The number of shares outstanding of the registrant’s common stock, no par value, as of July 29, 2005, was 26,463,543.

INDEX
RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,484	$28,404
Short-term investments	52,400	53,235
Accounts receivable, net of allowance for doubtful accounts of $8,009 in 2005 and $8,806 in 2004	151,187	138,202
Deferred income taxes	21,476	20,056
Prepaid expenses and other current assets	7,767	12,338

Total current assets	256,314	252,235

Property and equipment, net	72,333	72,975
Goodwill	272,395	241,789
Other assets	22,271	19,667

	$623,313	$586,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,841	$37,773
Accrued expenses	92,713	77,715
Current portion of long-term debt	4,619	13,481
Current portion of obligations under capital leases	1,041	989
Accrued income taxes	1,801	1,658

Total current liabilities	137,015	131,616

Long-term liabilities	1,088	1,181
Long-term debt	180,076	166,480
Obligations under capital leases	1,052	1,586
Deferred gains	4,092	4,530
Deferred income taxes	13,027	11,712

Total liabilities	336,350	317,105

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	46,609
Common shares	49,240	48,871
Additional paid-in capital	58,352	54,316
Retained earnings	132,762	119,765

Total shareholders’ equity	286,963	269,561

	$623,313	$586,666

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Revenues	$269,642	$250,844	$528,302	$496,026
Facility and program expenses	240,204	225,133	472,643	445,595

Facility and program contribution	29,438	25,711	55,659	50,431

Operating expenses:
Corporate general and administrative	10,441	9,526	20,173	19,233
Depreciation and amortization	3,406	3,054	6,737	6,067
Other expense, net	—	749	—	750

Total operating expenses	13,847	13,329	26,910	26,050

Operating income	15,591	12,382	28,749	24,381

Interest expense, net	4,491	4,956	9,057	10,041

Income before income taxes	11,100	7,426	19,692	14,340
Income tax expense	3,774	2,896	6,695	5,385

Net income	7,326	4,530	12,997	8,955

Non-cash beneficial conversion feature	—	(14,784)	—	(14,784)
Net income attributable to preferred shareholders	1,130	—	2,012	—

Net income (loss) attributable to common shareholders	$6,196	$(10,254)	$10,985	$(5,829)

Basic earnings (loss) per share	$0.24	$(0.40)	$0.42	$(0.23)

Diluted earnings (loss) per share	$0.23	$(0.40)	$0.41	$(0.23)

Weighted average number of common shares:
Basic	26,360	25,323	26,254	25,150
Diluted	26,971	25,323	26,940	25,150
See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2005	2004
Cash flows from operating activities:
Net income	$12,997	$8,955
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,737	6,067
Amortization of deferred debt issuance costs	651	582
Provision for losses on accounts receivable	2,321	2,592
Changes in operating assets and liabilities	2,335	13,395

Cash provided by operating activities	25,041	31,591

Cash flows from investing activities:
Purchases of property and equipment	(5,454)	(5,217)
Acquisitions of businesses, net of cash acquired	(28,681)	(955)
Proceeds from sales of assets	—	32
Purchases of short-term investments	(239,925)	(45,000)
Redemptions of short-term investments	240,760	—

Cash used in investing activities	(33,300)	(51,140)

Cash flows from financing activities:
Repayments of long-term debt	(13,245)	(3,620)
Borrowings of long-term debt	13,000	—
Proceeds received from exercise of stock options	3,584	3,541
Net proceeds from the issuance of preferred stock	—	46,609

Cash provided by financing activities	3,339	46,530

(Decrease) increase in cash and cash equivalents	$(4,920)	$26,981

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 1. Basis of Presentation
     Res-Care, Inc. and subsidiaries are primarily engaged in the delivery of residential, therapeutic, job training and educational supports services to various populations with special needs. All references in these financial statements to “ResCare,” “our company”, “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.
     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     For further information, refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2004.
Note 2. Reclassification
     Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.
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
     In March 2005, we determined that our investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash equivalents. In addition, “Purchases (redemptions) of short-term investments” and “Proceeds from sales and maturities of short-term investments”, included in the accompanying Condensed Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

Note 3. Long-term Debt
     Long-term debt consists of the following:

	June 30	December 31
	2005	2004
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Term loan due 2008	28,000	15,000
5.9% convertible subordinated note, paid in March 2005	—	12,759
Notes payable and other	6,695	2,202

	184,695	179,961
Less current portion	4,619	13,481

	$180,076	$166,480

Note 4. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders	$6,196	$(10,254)	$10,985	$(5,829)

Weighted average number of common shares used in basic earnings per common share	26,360	25,323	26,254	25,150
Effect of dilutive securities:
Stock options	611	—	686	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	26,971	25,323	26,940	25,150

Basic earnings (loss) per share	$0.24	$(0.40)	$0.42	$(0.23)

Diluted earnings (loss) per share	$0.23	$(0.40)	$0.41	$(0.23)

     During the second quarter of 2005, we issued options to purchase 10,000 shares of common stock at $12.27 per share.

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands)
Convertible subordinated notes	—	494	206	494
Stock options	73	1,840	13	1,697
Preferred shares as converted to common	4,810	370	4,810	185

Note 5. Segment Information
     Commencing January 1, 2005, as a result of integrating the former Youth Services operating segment into our existing segments, Youth Services is no longer an operating segment. As a result of the dissolution of this segment, as well as the expansion of our job training and placement programs for disadvantaged job seekers, we now have the following three reportable segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Disclosures of financial information for each segment follow. Segment disclosures for the three months and six months ended June 30, 2004 have been restated to reflect the change in the composition of our reportable operating segments effective January 1, 2005.

		Job Corps	Employment
	Disabilities	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
	(In thousands)
Three months ended June 30:

2005
Revenues	$213,550	$37,677	$16,059	$2,356	$269,642
Operating income	21,104	3,999	1,486	(10,998)	15,591
Total assets	428,124	38,111	31,634	125,444	623,313
Capital expenditures	1,704	—	15	849	2,568
Depreciation and amortization	2,088	—	26	1,292	3,406

2004
Revenues	$201,795	$36,600	$10,867	$1,582	$250,844
Operating income	18,605	4,044	961	(11,228)	12,382
Total assets	372,885	33,687	20,341	140,283	567,196
Capital expenditures	1,442	—	8	1,384	2,834
Depreciation and amortization	1,705	—	8	1,341	3,054

Six months ended June 30:

2005
Revenues	$420,597	$74,972	$28,717	$4,016	$528,302
Operating income	40,068	7,955	2,704	(21,978)	28,749
Capital expenditures	3,022	—	44	2,388	5,454
Depreciation and amortization	4,130	—	53	2,554	6,737

2004
Revenues	$401,707	$70,914	$20,332	$3,073	$496,026
Operating income	36,800	7,754	1,931	(22,104)	24,381
Capital expenditures	2,511	—	12	2,694	5,217
Depreciation and amortization	3,443	—	16	2,608	6,067

(1)	All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders, as reported	$6,196	$(10,254)	$10,985	$(5,829)

Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	252	533	504	1,067

Net income (loss) attributable to common shareholders, pro forma	$5,944	$(10,787)	$10,481	$(6,896)

Basic earnings (loss) per common share:
As reported	$0.24	$(0.40)	$0.42	$(0.23)

Pro forma	$0.23	$(0.43)	$0.40	$(0.27)

Diluted earnings (loss) per common share:
As reported	$0.23	$(0.40)	$0.41	$(0.23)

Pro forma	$0.22	$(0.43)	$0.39	$(0.27)

Note 7. Legal Proceedings
     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings involving state program administrators and others that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.
     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedeas bond has been filed with the Court of $6.0 million. The Court has set oral arguments for the week of August 29, 2005. We have not made any provision in our condensed consolidated financial statements for any potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case, without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL filed a motion for summary judgment, which was also denied. Our motion to amend our complaint was granted. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We previously established a reserve in our condensed consolidated financial statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     On June 21, 2002, we were notified that our mental health services subsidiary was the subject of an investigation concerning allegations relating to services provided by the subsidiary under various programs sponsored by Medicaid. The subsidiary under investigation is a non-core operation that provides skills training to persons with severe mental illness in Texas. The mental health operation, which was acquired in a 1999 transaction, was managed by its founders under a management contract until September 30, 2003 and represents less than 0.5% of the total revenues of the Disabilities Services division. During the third quarter of 2002, we received a Civil Investigative Demand from the Texas Attorney General (TAG) requesting the production of a variety of documents relating to the subsidiary. The aforementioned investigation was a result of a Civil False Claims Act lawsuit filed under seal by a former employee of the subsidiary on June 18, 2001, on behalf of the employee, the United States Government and the State of Texas. The lawsuit, styled United States of America and State of Texas, ex rel. Jennifer Hudnall vs. The Citadel Group, Inc., et al. was filed in the United States District Court for the Northern District of Texas, Dallas Division. On June 21, 2002, the seal was partially lifted for the sole purpose of informing us of the lawsuit. In March 2003, the TAG intervened in the case and in May 2003 filed a separate complaint under seal. In July 2003, the U.S. Department of Justice notified us that they were not intervening in the case but would remain a real party in interest. On November 6, 2003, the U.S. District Court lifted the seal, thus making the lawsuit public. We cooperated with the TAG in providing requested documents and engaged special counsel to conduct an internal investigation of the allegations. Based on the results of our investigation, we believe that the subsidiary complied with the applicable rules and regulations governing the provision of mental health services in the State of Texas. In June, 2005, the lawsuit was settled without any admission of wrongdoing for an amount previously reserved in our consolidated financial statements.
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
     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the

1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2004 has been rescheduled for October 2005. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $3.7 million. We established a reserve in our condensed consolidated financial statements for any potential liability that may reasonably result from final adjudication of this matter. Further, we believe that this lawsuit is without merit and will defend it vigorously. We do not believe it is probable that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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
Note 9. Change in Estimate
     Effective April 1, 2005, we changed the rate used to discount our estimates of workers’ compensation claims reserves. The rate was decreased from 6.0% to 5.0%, reflecting our claims payment experience and the current interest rate environment. The decrease in the discount rate decreased net income for the quarter by approximately $0.3 million, or $0.01 per diluted share.
Note 10. Acquisitions
     During the six months ended June 30, 2005, we completed nine acquisitions with aggregate estimated annual revenues of approximately $33.5 million for an aggregate purchase price of approximately $33.2 million, which was funded through $28.7 million in cash and $4.5 million in promissory notes issued to sellers. The acquisitions are consistent with our strategic goals of expanding our core disabilities services to greater populations and to leverage existing capacity in our operations. As a result of these acquisitions, goodwill increased $30.6 million from December 31, 2004. Intangible assets were assigned a value of approximately $2.7 million for these acquisitions, principally for customer contracts and non-competition agreements. The allocations of purchase price are preliminary and will be subjected to further analysis during the second half of 2005.

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
     The following Management’s Discussion and Analysis (“MD&A”) Section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in this MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries. The individual sections of MD&A are:
•	Our Business — a general description of our business and revenue sources.

•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Quarter in Review — highlights of the past quarter.

•	Results of Operations — an analysis of our consolidated results of operations for the periods presented including analysis of our operating segments.

•	Financial Condition, Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations and Commitments — a tabular presentation of our contractual obligations and commitments for future periods.

•	Certain Risk Factors — a discussion of various factors and forces that may impact future performance and results.

•	Forward—Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from historical results or our current expectations or projections.
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
Valuation of Accounts Receivable
     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts during 2005.
Reserves for Insurance Risks
     We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of 5% at June 30, 2005, which compares to a discount rate of 6% used at December 31, 2004. The decrease in the discount rate of 100 basis points increased the reserve, and resulting expense, by approximately $0.5 million. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. Except as discussed above regarding the discount rate, there were no material changes in our method of providing reserves for insurance risks during 2005.
Legal Contingencies
     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 7 to the Condensed Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2005.
Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded no material asset valuation losses during 2005.

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
     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2004, the date of our annual impairment evaluation, was 10.3%. A variance in the discount rate could have a significant impact on the variance analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No valuation losses were recorded during 2005.
Revenue Recognition
     Disabilities Services. Revenues are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.
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
     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during 2005.

Quarter in Review
     Revenues for the quarter were $269.6 million, net income was $7.3 million, and cash provided from operations was $4.4 million. These items are discussed in more detail in the following sections of the MD&A.
     The following highlights some of the events of the past quarter:
•	For the quarter ended June 30, 2005, the Disabilities Services segment acquired six new operations which complement our core business in this division. These operations are expected to generate annual revenues of approximately $33.5 million and provide services to approximately 1,500 consumers.

•	During the quarter, our Employment Training Services segment was awarded a $14.5 million, two-year contract with three one-year renewal options to run the Northlands Job Corps Center in Vergennes, Vermont. The Northlands Job Corps Center serves approximately 280 students in northwest Vermont. In addition, Employment Training Services was awarded a $29.5 million, two-year contract with three one-year renewal options to continue operating the Guthrie Job Corps Center in Guthrie, Oklahoma.
Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues:
Disabilities Services	$213,550	$201,795	$420,597	$401,707
Job Corps Training Services	37,677	36,600	74,972	70,914
Employment Training Services	16,059	10,867	28,717	20,332
Other	2,356	1,582	4,016	3,073

Consolidated	$269,642	$250,844	$528,302	$496,026

Labor Cost as % of Revenues:
Disabilities Services	62.6%	63.0%	63.0%	62.9%
Job Corps Training Services	49.7%	49.4%	50.0%	50.3%
Employment Training Services	53.7%	41.6%	54.3%	42.5%
Consolidated	62.2%	62.1%	62.6%	62.6%

Operating Income:
Disabilities Services	$21,104	$18,605	$40,068	$36,800
Job Corps Training Services	3,999	4,044	7,955	7,754
Employment Training Services	1,486	961	2,704	1,931
Corporate and Other	(10,998)	(11,228)	(21,978)	(22,104)

Consolidated	$15,591	$12,382	$28,749	$24,381

Operating Margin:
Disabilities Services	9.9%	9.2%	9.5%	9.2%
Job Corps Training Services	10.6%	11.0%	10.6%	10.9%
Employment Training Services	9.3%	8.8%	9.4%	9.5%

     Consolidated
     Consolidated revenues for the second quarter and six months ended June 30, 2005 increased 7% over the same periods in 2004. As more fully described in the segment discussions below, these increases are attributed primarily to growth in our periodic in-home services, growth in our job training and placement programs and revenue from acquisitions.
     Operating income for the second quarter of 2005 and the six months ended June 30, 2005, increased 26% and 18%, respectively, over the same periods in 2004. These increases are attributed to the growth areas described above, and favorable cost control trends in the second quarter of 2005.
     As a percentage of total revenues, corporate general and administrative expenses for the second quarter and six months ended June 30, 2005, were 3.9% and 3.8%, respectively, generally consistent with 3.8% and 3.9% for the year earlier periods.
     Net interest expense decreased $0.5 million for the second quarter of 2005 and $1.0 million for the six months ended June 30, 2005, compared to the same periods in 2004. This decrease is primarily due to increased interest income from cash and short-term investments of approximately $0.3 million and $0.7 million as compared to the prior year periods, respectively.
     Our effective income tax rate for the second quarter and six months ended June 30, 2005 is 34%, as compared to 39% and 37.6%, in the comparable periods of 2004, respectively. The effective rates for 2005 and 2004 are lower than the statutory rate principally due to non-taxable investment income and the benefit of jobs credits. The prior year period did not include the benefit of the jobs tax credits due to a delay in passage of related legislation.
     Net income for the quarter increased 62% to $7.3 million, versus $4.5 million for the year earlier period. For the six months ended June 30, 2005, net income increased 45% to $13.0 million, versus $9.0 million in 2004. Diluted earnings per share for the quarter and six months were $0.23 and $0.41, respectively, as compared to a loss per common share of $0.40 and $0.23 for the comparable periods in 2004. The loss per common share in 2004 is related to the non-cash beneficial conversion feature related to the issuance of convertible preferred stock.
     Disabilities Services
     Disabilities Services revenues for the quarter and six months ended June 30, 2005, increased by 6% and 5%, respectively, over the same periods in 2004. Periodic in-home services revenues increased $7.3 million from the year earlier quarter and $10.6 million over the year earlier six months. Operating margin increased for the quarter from 9.2% in the same period of 2004 to 9.9% in the same period in 2005. For the six months ended June 30, 2005, operating margin increased from 9.2% to 9.5% over the year earlier period. These increases were due primarily to continued growth in the higher margin periodic in-home services. Additionally, labor costs decreased slightly as a percent of revenues for the second quarter and remained essentially the same for the six months ended June 30, 2005. Further, insurance costs, including workers’ compensation, decreased as a percent of revenue approximately 36 basis points in the second quarter compared to the prior year.

     Job Corps Training Services
     Job Corps Training Services revenues increased 3% and 6%, respectively, for the quarter and six months ended June 30, 2005 over the same periods in 2004. The increase for the second quarter is attributable to increased spending across various Job Corps centers. The increase for the six-month period is primarily attributable to the addition of the Homestead Job Corps center in April 2004 which resulted in incremental revenues of approximately $2.7 million. Operating margins decreased slightly from the comparable period in 2004 due in part to changes in the DOL’s incentive-based payments. The performance criteria in place in 2005 are more restrictive than in 2004 in an effort by the DOL to contain costs.
     Employment Training Services
     Employment Training Services revenues increased 48% and 41%, respectively, in the second quarter and six months ended June 30, 2005 over the same periods in 2004 and operating income for this segment increased 55% for the quarter and 40% for the six months ended June 30, 2005, over the year earlier periods. These increases are due primarily to the acquisition of the operations of TTI America (TTI) in the fourth quarter of 2004 and a new contract in New York City. TTI and the New York City contract added combined revenues of $8.1 million and $13.5 million in the second quarter and six months ended June 30, 2005, respectively. Operating margin increased slightly over the year earlier periods due to the items mentioned above, offset by start-up expenses on the New York City contract.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 6% in 2005 over 2004. As described below, accounts receivable increased from revenues associated with the acquisitions and contract awards during the first half of 2005. During the first half of 2005, we completed nine acquisitions with aggregate estimated annual revenues of $33.5 million. As a result of these acquisitions, goodwill increased $30.6 million from December 31, 2004.
     During the six months ended June 30, 2005, cash, cash equivalents and short-term investments decreased by $5.8 million. Cash provided by operating activities for the six months ended June 30, 2005 was $25.0 million compared to $31.6 million for 2004. The decrease in 2005 from 2004 was primarily the result of growth in Employment Training Services and related accounts receivable growth.
     Days revenue in net accounts receivable were 50 days at June 30, 2005 compared with 48 days at December 31, 2004. Net accounts receivable at June 30, 2005 increased to $151.2 million, compared to $138.2 million at December 31, 2004. The increase in net accounts receivable is primarily due to revenue growth associated with the acquisitions and contract awards. Of the total net accounts receivable balance at June 30, 2005, approximately 6% were greater than 360 days as compared to 7% at December 31, 2004.
     During the six months ended June 30, 2005, cash used in investing activities was $33.3 million primarily from acquisitions of $28.7 million. For the same period in 2004, cash used in investing activities was $51.1 million, primarily from the purchase of short-term investments of $45.0 million.
     Financing activities for the six months ended June 30, 2005 resulted in cash provided of $3.3 million, primarily related to repayments on short-term debt being funded by long-term debt and proceeds from the exercise of stock options.

     Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new facilities and programs, and our need for sufficient working capital for general corporate purposes. Since most of our facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and utilization of our credit facility. The funds provided by the issuance of preferred stock in June 2004 are an additional source of financing for our acquisition and development activities.
     We have a $135 million senior credit facility due in January 2008 which includes a $100 million revolver and a $35 million term loan. As of June 30, 2005, $28.0 million was drawn on the term loan and we had irrevocable standby letters of credit in the principal amount of $51.1 million issued primarily in connection with our insurance programs. As of June 30, 2005, we had $48.9 million available under the revolver, as our borrowing base under the revolver was $100.0 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of June 30, 2005. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.
     As of June 30, 2005 and December 31, 2004, included in our cash and cash equivalents balance is $9.0 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In accordance with our collateral arrangement with the insurance carrier, such deposit may be exchanged at our discretion for a letter of credit.
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

Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Twelve Months Ending June 30
					2011 and
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term Debt	$184,695	$4,619	$29,896	$150,161	$19
Capital Lease Obligations	2,093	1,041	847	175	30
Operating Leases	135,300	30,022	43,371	28,686	33,221
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$322,088	$35,682	$74,114	$179,022	$33,270

Other Commercial		Amount of Commitments Expiring per Period
Commitments	Total	Twelve Months Ending June 30
	Amounts				2011 and
	Committed	2006	2007-2008	2009-2010	Thereafter
Standby Letters-of-Credit	$51,088	$51,088	—	—	—
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
     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and existing leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions.
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
     Changes in the market for insurance, particularly for professional and general liability coverage, may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. The professional and general liability coverage provides for a $1.0 million deductible per occurrence for policy year commencing July 1, 2005, and claims limits of $5.0 million per occurrence up to a $6.0 million annual aggregate limit. The automobile coverage provides for a $1.0 million deductible per occurrence and claims limits of $5.0 million per occurrence up to a $5.0 million aggregate limit. In addition, excess liability limits of $15.0 million have been purchased effective July 1, 2005, to bring the total liability coverage limits to $20.0 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1.0 million deductible per occurrence, and claims up to statutory limits. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.
     The collection of accounts receivable is a significant management challenge and requires continual focus. The limitations of some state information systems and procedures, such as the ability to obtain documentation timely from or disperse funds electronically, may limit the benefits we derive from our automated billing and collection system. We must maintain or continue to improve our controls and procedures for managing our accounts receivable billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.
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
     In many cases, although we are operating in compliance with established laws and regulations, state regulatory agencies have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. We are currently experiencing this unfunded, increased regulatory oversight in the District of Columbia and are working with the District agencies to address any issues. This increased regulatory oversight has resulted in higher operating costs, including labor, consulting and maintenance expenditures.
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     While we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At June 30, 2005, we had variable rate debt outstanding of approximately $28.0 million compared to $15.0 million outstanding at December 31, 2004. The variable rate debt outstanding principally relates to the term loan which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. An increase in the interest rate of 100 basis points on the debt balance outstanding as of June 30, 2005, would increase interest expense approximately $0.3 million annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended June 30, 2005, ResCare issued options to purchase 10,000 shares of common stock to employees under the 2000 Stock Option and Incentive Compensation Plans. The table below sets forth information about the grant date, option term, and exercise price of the option grants. The issuance of these options is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and ResCare has registered the shares to be issued upon the exercise of options granted under the Plans.

	Grant	Options	Option	Grant
Plan	Date	Granted	Term	Price
2000 Stock Option and Incentive Compensation Plan	April 1, 2005	10,000	5 years	$12.27
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 22, 2005, the regular annual meeting of shareholders of the Company was held in Louisville, Kentucky. The common and preferred shareholders present at the meeting, in person and by proxy, were entitled to cast 28,575,289 votes at the meeting, on a common-share equivalent basis, or 91.7% of the 31,162,188 votes that all eligible shareholders were entitled to vote.

(b)	At the annual meeting, the following three directors were elected to serve a three-year term as follows:

NAME	VOTES FOR	VOTES WITHHELD

Michael J. Foster	26,849,589	1,725,700
Olivia F. Kirtley	27,018,764	1,556,525
Robert E. Hallagan	26,864,797	1,710,492
The following director was elected to serve a two-year term as follows:

NAME	VOTES FOR	VOTES WITHHELD

David Braddock	21,327,033	7,248,256
(c)	The Company’s shareholders also approved the following at the annual meeting.
1.	Proposal to approve the 2005 Omnibus Incentive Compensation Plan.

Votes for	25,899,427
Votes against	2,659,454
Votes abstaining	16,408
2.	The ratification of the appointment of KPMG LLP as independent auditors for Res-Care for the 2005 fiscal year.

Votes for	28,179,447
Votes against	393,030
Votes abstaining	2,812
Item 6. Exhibits
     (a) Exhibits

10.1	Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-126282) filed June 30, 2005 is incorporated herein by reference.

10.2	Form of Restricted Stock Award Agreement (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant

Date: August 4, 2005	By:	/s/ Ronald G. Geary

Ronald G. Geary Chairman, President and Chief Executive Officer

Date: August 4, 2005	By:	/s/ David W. Miles

David W. Miles
Vice President and Controller, Interim Chief Financial Officer