Form 10-Q
period 2005-09-30
RES CARE INC /KY/
filed 2005-11-03
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2005, was 26,606,050.

INDEX
RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30	December 31
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,092	$28,404
Short-term investments	20,000	53,235
Accounts receivable, net of allowance for doubtful accounts of $8,614 in 2005 and $8,806 in 2004	159,881	138,202
Deferred income taxes	21,524	20,056
Prepaid expenses and other current assets	10,372	12,338

Total current assets	234,869	252,235

Property and equipment, net	71,965	72,975
Goodwill	275,857	241,789
Other assets	22,229	19,667

	$604,920	$586,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$34,187	$37,773
Accrued expenses	92,636	77,715
Current portion of long-term debt	3,064	13,481
Current portion of obligations under capital leases	1,068	989
Accrued income taxes	3,915	1,658

Total current liabilities	134,870	131,616

Long-term liabilities	1,509	1,181
Long-term debt	153,131	166,480
Obligations under capital leases	775	1,586
Deferred gains	4,357	4,530
Deferred income taxes	14,232	11,712

Total liabilities	308,874	317,105

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	46,609
Common shares	49,364	48,871
Additional paid-in capital	59,682	54,316
Retained earnings	140,391	119,765

Total shareholders’ equity	296,046	269,561

	$604,920	$586,666

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Revenues	$279,421	$255,485	$807,723	$751,511
Facility and program expenses	248,911	228,608	721,554	674,203

Facility and program contribution	30,510	26,877	86,169	77,308

Operating expenses:
Corporate general and administrative	10,654	9,740	30,906	28,973
Depreciation and amortization	3,581	2,996	10,318	9,063
Other expense, net	82	48	3	798

Total operating expenses	14,317	12,784	41,227	38,834

Operating income	16,193	14,093	44,942	38,474

Interest expense, net	4,633	4,882	13,690	14,922

Income before income taxes	11,560	9,211	31,252	23,552
Income tax expense	3,931	3,565	10,626	8,950

Net income	7,629	5,646	20,626	14,602

Non-cash beneficial conversion feature	—	—	—	(14,784)
Net income attributable to preferred shareholders	1,169	898	3,185	—

Net income (loss) attributable to common shareholders	$6,460	$4,748	$17,441	$(182)

Basic earnings (loss) per share	$0.24	$0.19	$0.66	$(0.01)

Diluted earnings (loss) per share	$0.24	$0.18	$0.65	$(0.01)

Weighted average number of common shares:
Basic	26,570	25,439	26,336	25,248
Diluted	27,235	26,629	27,014	25,248
See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2005	2004

Cash flows from operating activities:
Net income	$20,626	$14,602
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,318	9,063
Amortization of deferred debt issuance costs	652	956
Deferred income taxes, net	1,052	810
Provision for losses on accounts receivable	3,548	3,932
Tax benefit from exercise of stock options	1,368	1,114
Loss on sale of assets	211	—
Changes in operating assets and liabilities	(10,970)	18,448

Cash provided by operating activities	26,805	48,925

Cash flows from investing activities:
Purchases of property and equipment	(8,502)	(8,028)
Acquisitions of businesses	(31,975)	(6,214)
Proceeds from sales of assets	64	32
Purchases of short-term investments	(320,425)	(133,115)
Redemptions of short-term investments	353,660	58,640

Cash used in investing activities	(7,178)	(88,685)

Cash flows from financing activities:
Repayments of long-term debt	(42,430)	(4,821)
Borrowings of long-term debt	13,000	—
Proceeds received from exercise of stock options	4,491	3,962
Net proceeds from the issuance of preferred stock	—	46,609

Cash (used in) provided by financing activities	(24,939)	45,750

(Decrease) increase in cash and cash equivalents	$(5,312)	$5,990

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Note 1. Basis of Presentation
     Res-Care, Inc. and subsidiaries are primarily engaged in the delivery of residential, therapeutic, job training and educational support services to various populations with special needs. All references in these financial statements to “ResCare,” “our company”, “we,” “us,” or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.
     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
     In March 2005, we determined that our investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash equivalents. In addition, “Purchases (redemptions) of short-term investments”, included in the accompanying Condensed Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.

Note 3. Long-term Debt
     Long-term debt consists of the following:

	September 30	December 31
	2005	2004
	(In thousands)
10.625% senior notes due 2008	$150,000	$150,000
Term loan due 2008, paid in September 2005	—	15,000
5.9% convertible subordinated notes, paid in March 2005	—	12,759
Notes payable and other	6,195	2,202

	156,195	179,961
Less current portion	3,064	13,481

	$153,131	$166,480

     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) under Rule 144A of the Securities Act of 1933 in a private placement. The Senior Notes, which have an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and will be effectively subordinated to existing and future secured debt. We used a portion of the proceeds from the offering of the Senior Notes to repurchase $119.6 million aggregate principal amount of our 10.625% Senior Notes due November 15, 2008.
     On October 14, 2005, we formally issued a notice to call the remaining $30.4 million aggregate principal amount of the 10.625% Senior Notes. The redemption date is November 15, 2005 and the redemption will be funded by the balance of the proceeds from the offering of new Senior Notes and existing cash.
     Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which could be increased to $225 million at our option and expires on October 3, 2010. The credit facility will be used primarily for working capital purposes and for letters of credit required under our insurance programs. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. The amended and restated senior credit facility is secured by a lien on all of our assets, and, through secured guarantees, on all of our subsidiaries’ assets. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.

Note 4. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders	$6,460	$4,748	$17,441	$(182)

Weighted average number of common shares used in basic earnings per common share	26,570	25,439	26,336	25,248
Effect of dilutive securities:
Stock options	665	1,190	678	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	27,235	26,629	27,014	25,248

Basic earnings (loss) per share	$0.24	$0.19	$0.66	$(0.01)

Diluted earnings (loss) per share	$0.24	$0.18	$0.65	$(0.01)

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(In thousands)
Convertible subordinated notes	—	494	137	494
Stock options	13	156	13	1,493
Preferred shares as converted to common	4,810	4,810	4,810	1,738

Note 5. Segment Information
     Commencing January 1, 2005, as a result of integrating the former Youth Services operating segment into our existing segments, Youth Services is no longer an operating segment. As a result of the dissolution of this segment, as well as the expansion of our job training and placement programs for disadvantaged job seekers, we now have the following three reportable segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Disclosures of financial information for each segment follow. Segment disclosures for the three months and nine months ended September 30, 2004 have been restated to reflect the change in the composition of our reportable operating segments effective January 1, 2005.

		Job Corps	Employment
	Disabilities	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
			(In thousands)
Three months ended September 30:

2005
Revenues	$222,098	$39,240	$16,440	$1,643	$279,421
Operating income	22,575	4,316	1,460	(12,158)	16,193
Total assets	432,850	41,562	33,142	97,366	604,920
Capital expenditures	1,911	—	11	1,126	3,048
Depreciation and amortization	2,230	—	26	1,325	3,581

2004
Revenues	$208,357	$37,132	$8,935	$1,061	$255,485
Operating income	20,086	4,013	875	(10,881)	14,093
Total assets	382,424	35,456	18,070	154,181	590,131
Capital expenditures	1,194	—	—	1,617	2,811
Depreciation and amortization	1,694	—	8	1,294	2,996

Nine months ended September 30:

2005
Revenues	$642,695	$114,212	$45,154	$5,662	$807,723
Operating income	62,697	12,298	4,165	(34,218)	44,942
Capital expenditures	4,889	—	55	3,558	8,502
Depreciation and amortization	6,306	—	79	3,933	10,318

2004
Revenues	$610,064	$108,046	$29,267	$4,134	$751,511
Operating income	56,893	11,679	2,806	(32,904)	38,474
Capital expenditures	3,705	—	9	4,314	8,028
Depreciation and amortization	5,130	—	24	3,909	9,063

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders, as reported	$6,460	$4,748	$17,441	$(182)

Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	213	454	639	1,618

Net income (loss) attributable to common shareholders, pro forma	$6,247	$4,294	$16,802	$(1,800)

Basic earnings (loss) per common share:
As reported	$0.24	$0.19	$0.66	$(0.01)

Pro forma	$0.24	$0.17	$0.64	$(0.07)

Diluted earnings (loss) per common share:
As reported	$0.24	$0.18	$0.65	$(0.01)

Pro forma	$0.23	$0.16	$0.62	$(0.07)

Note 7. Legal Proceedings
     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedeas bond has been filed with the Court of $6.0 million. Oral arguments were held on August 31, 2005. We have not made any provision in our condensed consolidated financial statements for the potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of $2.5 million in punitive damages. The judge, however, was not required to award the amount of punitive damages recommended by the jury and on February 4, 2002, entered a punitive damage judgment in the amount of $1 million. Based on the advice of counsel, we appealed the award of punitive damages, based on numerous appealable errors at trial and have since settled the case without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002 we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky, Louisville Division, alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In addition, we have filed a motion for judgment on the pleadings in regard to its declaration of rights action. In the interim, AISL filed a motion to transfer this action to the District of Kansas which was granted. We filed a writ of mandamus with the Sixth Circuit Court of Appeals asking that the Western District of Kentucky be required to retain jurisdiction, which was denied. AISL filed a motion for summary judgment, which was also denied. Our motion to amend our complaint was granted. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We previously established a reserve in our condensed consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In July 2002, Lexington Insurance Company (Lexington) filed a Complaint for Declaratory Action against one of our subsidiaries, EduCare Community Living Corporation — Gulf Coast, in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, Lexington sought a declaration of what insurance coverage was available in the case styled William Thurber and Kathy Thurber, et al v. EduCare Community Living Corporation — Gulf Coast (EduCare), which was filed in the 23rd Judicial District Court of Brazoria County, Texas. After the filing, we entered into an agreement with Lexington whereby any settlement reached in Thurber would not be dispositive of whether the claims were covered by insurance. Lexington and EduCare thereafter contributed $1.0 million and $1.5 million, respectively, and settled the Thurber lawsuit. In the declaratory judgment action, Lexington contended that the $1.0 million previously paid satisfied all coverage obligations. Both EduCare and Lexington filed motions for summary judgment and the Court on January 10, 2005, entered a judgment in favor of Lexington. EduCare appealed the judgment and Lexington filed a cross-appeal for the denial of their attorney fees in the amount of $127,000. In October 2005, the Court of Appeals affirmed the summary judgment motion for Lexington but denied their cross-appeal for attorney fees, thus ending the litigation. Accordingly, the $1.0 million receivable for this item was expensed during the quarter ended September 30, 2005.
     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the lease termination of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2005 has been rescheduled for December 2005. On the advice of counsel, we believe that the amount of damages being sought by the plaintiffs is now approximately $4.2 million. We established a reserve in our condensed consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter. Further, we believe that this lawsuit is without merit and will defend it vigorously. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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

Note 8. Impact of Recently Issued Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payments, which is a revision of SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123 which, as discussed above and as allowed by SFAS 123, we have applied for pro forma purposes in the notes to the condensed consolidated financial statements. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first annual period beginning after June 15, 2005.
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
     Under the modified-retrospective method, which includes the requirements of the modified-prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
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
Note 9. Change in Estimate
     Effective April 1, 2005, we changed the rate used to discount our estimates of workers’ compensation claims reserves. The rate was decreased from 6.0% to 5.0%, reflecting our claims payment experience and the current interest rate environment. The decrease in the discount rate decreased net income for the second quarter by approximately $0.3 million, or $0.01 per diluted share.

Note 10. Acquisitions
     During the nine months ended September 30, 2005, we completed fifteen acquisitions with aggregate estimated annual revenues of approximately $45.0 million for an aggregate purchase price of approximately $36.9 million, which was funded through $32.0 million in cash and $4.9 million in promissory notes issued to sellers. The acquisitions are consistent with our strategic goals of expanding our core disabilities services to greater populations and leveraging existing capacity in our operations. Primarily as a result of these acquisitions, goodwill increased $34.1 million from December 31, 2004. Intangible assets were assigned a value of approximately $3.1 million for these acquisitions, principally for customer contracts and non-competition agreements. The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2005.
Note 11. Related Party Transaction
     During the quarter, with the review and approval of the Audit Committee, ResCare chartered an airplane from an entity owned by Ronald G. Geary, ResCare’s chairman, chief executive officer and president, for certain corporate travel, primarily related to the recent debt offering. Total costs incurred to date have been approximately $60,000.

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
Our Business
     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2004, we had three reportable operating segments: (i) Disabilities Services, (ii) Youth Services and (iii) Training Services. Commencing January 1, 2005, as a result of integrating the former Youth Services operating segment into our existing segments, Youth Services is no longer an operating segment. As a result of the dissolution of this segment, as well as the expansion of our job training and placement programs for disadvantaged job seekers, we now have the following three reportable segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the Notes to Condensed Consolidated Financial Statements.

     Revenues for our Disabilities Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with mental retardation or other disabilities. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.
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

Valuation of Accounts Receivable
     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There have been no material changes in our method of providing for reserves for doubtful accounts during 2005.
Reserves for Insurance Risks
     We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Effective April 1, 2005, we changed the rate used to discount our estimates of workers’ compensation claims reserves. The rate was decreased from 6.0% to 5.0%, reflecting our claims payment experience and the current interest rate environment. The decrease in the discount rate of 100 basis points increased the reserve, and resulting expense, by approximately $0.5 million for the second quarter of 2005. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. Except as discussed above regarding the discount rate, there have been no material changes in our method of providing reserves for insurance risks during 2005.
Legal Contingencies
     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 7 to the Condensed Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There have been no material changes to our method of providing reserves for legal contingencies during 2005.

Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We have recorded no material asset valuation losses during 2005.
Goodwill
     With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually as of year end, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted average of comparative market multiples in the current market conditions and discounted cash flows.
     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rate used as of December 31, 2004, the date of our annual impairment evaluation, was 10.3%. A variance in the discount rate could have a significant impact on the variance analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No valuation losses have been recorded during 2005.
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
Quarter in Review
     Revenues for the quarter were $279.4 million, net income was $7.6 million, and cash provided from operations was $1.8 million. These items are discussed in more detail in the following sections of the MD&A.
     The following highlights some of the events of the past quarter:
•	For the quarter ended September 30, 2005, the Disabilities Services segment acquired six new operations which complement our core business in this division. These operations are expected to generate annual revenues of approximately $8.8 million and provide services to approximately 260 consumers.

•	During the third quarter of 2005, certain operations in our Disabilities Services segment located in the Gulf Coast region were significantly affected by Hurricanes Katrina and Rita. Nearly 500 of our consumers were evacuated to other homes in Texas, Indiana and Louisiana. Various properties received minor to extensive damage and it is estimated that two properties in Louisiana are considered a total loss. During the quarter, we paid $0.2 million for losses sustained. We are waiting on the complete findings from insurance adjustors for the assessment of the total damage to property. However, we expect the insurance coverage to be adequate as it will cover hurricane losses in excess of the insurance deductible of $0.1 million per hurricane, which is included in our insurance reserves.

•	Effective September 30, 2005, our subcontract to provide vocational assessment, training and job placement to Iraqi citizens terminated as a result of changes in U.S. government funding priorities. We still maintain a small presence in Jordan.
     In addition, the following events occurred after the quarter:
•	On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes, which have an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and will be effectively subordinated to existing and future secured debt. We used a portion of the proceeds from the offering of the Senior Notes to repurchase $119.6 million aggregate principal of our 10.625% Senior Notes due November 15, 2008.

•	On October 14, 2005, we formally issued a notice to call the remaining $30.4 million aggregate principal amount of the 10.625% Senior Notes. The redemption date is November 15, 2005.

•	Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which could be increased to $225 million and expires on October 3, 2010. The credit facility will be used primarily for working capital purposes and for letters of credit required under our insurance programs. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.

•	In the fourth quarter, we will incur a charge from our October 3, 2005 debt refinancing transaction of approximately $12.0 million pretax, or $0.25 per share. In conjunction with the transaction, we will also experience a decrease in our interest expense of approximately $4.2 million annually.

•	Several of the operations in our Disabilities Services segment are located in areas struck by Hurricane Wilma. Although we are still waiting for a full assessment of damages, we do not believe the impact will have a material effect on our consolidated financial condition, results of operations or liquidity.

•	On September 27, 2005, we announced that we had been awarded a contract by the Southeast Texas Workforce Development Board (SETWDB) to operate a region-wide workforce development program to serve youth and adult residents in three Texas counties. The contract was scheduled to begin September 1, 2005, and was expected to generate annual revenue of approximately $5 million. On October 28, 2005, we received notice from SETWDB that it would not proceed with plans to enter into the contract. Management is currently obtaining information regarding the reasons for the notification.
Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(Dollars in thousands)
Revenues:
Disabilities Services	$222,098	$208,357	$642,695	$610,064
Job Corps Training Services	39,240	37,132	114,212	108,046
Employment Training Services	16,440	8,935	45,154	29,267
Other	1,643	1,061	5,662	4,134

Consolidated	$279,421	$255,485	$807,723	$751,511

Labor Cost as % of Revenues:
Disabilities Services	61.7%	61.7%	62.5%	62.5%
Job Corps Training Services	49.7%	50.8%	49.9%	50.5%
Employment Training Services	51.9%	41.0%	53.4%	42.0%
Consolidated	61.5%	61.5%	62.2%	62.2%

Operating Income:
Disabilities Services	$22,575	$20,086	$62,697	$56,893
Job Corps Training Services	4,316	4,013	12,298	11,679
Employment Training Services	1,460	875	4,165	2,806
Corporate and Other	(12,158)	(10,881)	(34,218)	(32,904)

Consolidated	$16,193	$14,093	$44,942	$38,474

Operating Margin:
Disabilities Services	10.2%	9.6%	9.8%	9.3%
Job Corps Training Services	11.0%	10.8%	10.8%	10.8%
Employment Training Services	8.9%	9.8%	9.2%	9.6%

     Consolidated
     Consolidated revenues for the third quarter and nine months ended September 30, 2005 increased 9% and 8%, respectively, over the same periods in 2004. As more fully described in the segment discussions below, these increases are attributed primarily to growth in our periodic in-home services, growth in our job training and placement programs and revenue from acquisitions.
     Operating income for the third quarter of 2005 and the nine months ended September 30, 2005, increased 15% and 17%, respectively, over the same periods in 2004. These increases are attributed to the growth areas described above and favorable cost control trends in the third quarter of 2005.
     As a percentage of total revenues, corporate general and administrative expenses for the third quarter and nine months ended September 30, 2005, were 3.8% for both periods, generally consistent with 3.8% and 3.9% for the year earlier periods, respectively.
     Net interest expense decreased $0.2 million for the third quarter of 2005 and $1.2 million for the nine months ended September 30, 2005, compared to the same periods in 2004. This decrease is primarily due to increased interest income from cash and short-term investments of approximately $0.1 million and $0.7 million as compared to the prior year periods, respectively.
     Our effective income tax rate for the third quarter and nine months ended September 30, 2005 is 34%, as compared to 38.7% and 38%, in the comparable periods of 2004, respectively. The effective rate for 2005 is lower than the statutory rate principally due to non-taxable investment income and the benefit of jobs tax credits. The prior year periods did not include the benefit of the jobs tax credits due to the delay in passage of related legislation.
     Net income for the quarter increased 35% to $7.6 million, versus $5.6 million for the year earlier period. For the nine months ended September 30, 2005, net income increased 41% to $20.6 million, versus $14.6 million in 2004. Diluted earnings per common share for the quarter and nine months were $0.24 and $0.65, respectively, as compared to diluted earnings per common share of $0.18 for the year earlier quarter and a loss per common share of $0.01 for the year earlier nine months. The loss per common share in 2004 is related to the non-cash beneficial conversion feature related to the issuance of convertible preferred stock.
     Disabilities Services
     Disabilities Services revenues for the quarter and nine months ended September 30, 2005, increased by 7% and 5%, respectively, over the same periods in 2004. These increases were due primarily to continued growth in the higher margin periodic in-home services. Periodic in-home services revenues increased $7.4 million from the year earlier quarter and $18.0 million over the year earlier nine months. Operating margin increased for the quarter from 9.6% in the same period of 2004 to 10.2% in the same period in 2005. For the nine months ended September 30, 2005, operating margin increased from 9.3% to 9.8% over the year earlier period. Additionally, labor costs remained essentially the same for the quarter and nine months ended September 30, 2005. Further, insurance costs, including workers’ compensation, decreased as a percent of revenue approximately 40 basis points in the third quarter compared to the prior year.

     Job Corps Training Services
     Job Corps Training Services revenues increased 6%, for both the quarter and nine months ended September 30, 2005 over the same periods in 2004. The increase for the third quarter is attributable to increased funding across various Job Corps centers. The increase for the nine month period is primarily attributable to the addition of the Homestead Job Corps center in April 2004 which resulted in incremental revenues of approximately $2.8 million. Operating margins for the third quarter increased slightly from the comparable period in 2004 due to the increased funding noted above. Operating margins for the nine months remained consistent with the year earlier period.
     Employment Training Services
     Employment Training Services revenues increased 84% and 54%, respectively, in the third quarter and nine months ended September 30, 2005 over the same periods in 2004 and operating income for this segment increased 67% for the quarter and 46% for the nine months ended September 30, 2005, over the year earlier periods. These increases are due primarily to the acquisition of the operations of TTI America (TTI) in the fourth quarter of 2004 and a new contract in New York City in 2005. TTI and the New York City contract added combined revenues of $8.2 million and $21.6 million in the third quarter and nine months ended September 30, 2005, respectively. Operating margin decreased over the year earlier periods due to start-up expenses and lower than expected program referrals during the first year of the New York City contract.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 3% in 2005 over 2004. As described below, accounts receivable increased from revenues associated with the acquisitions and contract awards during the first nine months of 2005. During the first nine months of 2005, we completed 15 acquisitions with aggregate estimated annual revenues of $45 million. Primarily as a result of these acquisitions, goodwill increased $34.1 million from December 31, 2004.
     During the nine months ended September 30, 2005, cash, cash equivalents and short-term investments decreased by $38.5 million. Cash provided by operating activities for the nine months ended September 30, 2005 was $26.8 million compared to $48.9 million for 2004. The decrease in 2005 from 2004 was primarily the result of growth in Employment Training Services and related accounts receivable growth.
     Days revenue in net accounts receivable were 52 days at September 30, 2005 compared with 48 days at December 31, 2004. The increase in the number of days is partially attributable to a few states extending payment terms. Net accounts receivable at September 30, 2005 increased to $159.9 million, compared to $138.2 million at December 31, 2004. The increase in net accounts receivable is primarily due to revenue growth associated with the acquisitions and contract awards. Approximately 6% of the total net accounts receivable balance was greater than 360 days at both September 30, 2005 and December 31, 2004.
     During the nine months ended September 30, 2005, cash used in investing activities was $7.2 million primarily for acquisitions of $32.0 million and purchases of property and equipment of $8.5 million, offset by net redemptions of short-term investments of $33.2 million. For the same period in 2004, cash used in investing activities was $88.7 million, primarily from the purchase of short-term investments of $74.5 million.

     During the nine months ended September 30, 2005, cash used in financing activities was $24.9 million, primarily related to the repayment of the $28 million term loan on September 30, 2005, offset by proceeds from the exercise of stock options. For the nine months ended September 30, 2004, cash provided by financing activities was impacted by the net proceeds of $46.6 million from the sale of preferred shares to the Onex funds.
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
     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 in a private placement under Rule 144A of the Securities Act of 1933. The new Senior Notes, which have an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and will be effectively subordinated to existing and future secured debt. We used a portion of the proceeds from the offering of the Senior Notes to repurchase $119.6 million aggregate principal amount of our 10.625% Senior Notes due November 15, 2008.
     On October 14, 2005, we formally issued a notice to call the remaining $30.4 million aggregate principal of the 10 5/8% Senior Notes. The redemption date is November 15, 2005 and the redemption will be funded by the balance of proceeds from the offering of new Senior Notes and existing cash.
     Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which could be increased to $225 million and expires on October 3, 2010. The credit facility will be used primarily for working capital purposes and for letters of credit required under our insurance programs. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.
     As of September 30, 2005, our previous senior credit facility, which was due in January 2008, included a $100 million revolver and a $35 million term loan. As indicated above, the $28 million outstanding term loan that had been drawn on previously, was paid in full. As of September 30, 2005, we had irrevocable standby letters of credit in the principal amount of $51.0 million issued primarily in connection with our insurance programs. As of September 30, 2005, we had $49.0 million available under the revolver, as our borrowing base under the revolver was $100.0 million on that date. Our borrowing base is a function of our accounts receivable balance as of the reporting date. The amended and restated credit facility dated October 3, 2005 has no borrowing base and no term loan. The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to fixed charge coverage and leverage. We are in compliance with our debt covenants as of September 30, 2005. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     As of September 30, 2005 and December 31, 2004, included in our cash and cash equivalents balance is $9.1 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In October 2005, in accordance with our collateral arrangement with the insurance carrier, we exchanged the cash held on deposit for a letter of credit.
     Operating funding sources are approximately 77% through Medicaid reimbursement, 14% from the DOL and 9% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.
Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
Contractual Obligations	Twelve Months Ending September 30
					2011 and
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term Debt	$156,195	$3,064	$2,956	$150,158	$ 17
Capital Lease Obligations	1,843	1,068	592	165	18
Operating Leases	146,171	33,139	48,884	31,832	32,316
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$304,209	$37,271	$52,432	$182,155	$32,351

Other Commercial		Amount of Commitments Expiring per Period
Commitments	Total	Twelve Months Ending September 30
	Amounts				2011 and
	Committed	2006	2007-2008	2009-2010	Thereafter
Standby Letters-of-Credit	$50,992	$50,992	—	—	—
Certain Risk Factors
     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore are impacted by the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and in some cases, to decrease appropriations for these services, which could reduce our revenues materially. In fact, in connection with Medicaid, a Medicaid commission has been established to advise the Secretary of the Department of Health and Human Services on, among other things, ways to achieve $10 billion in Medicaid savings over five years. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate. Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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
     Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced social service professionals who possess the skills and experience necessary to deliver high quality services to our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. Contractual requirements and client needs determine the number, education and experience levels of social service professionals we hire. Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.
     As part of our growth strategy, we intend to make selective acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:
•	we may be unable to maintain and renew the contracts of the acquired business;

•	unforeseen difficulties may arise when integrating the acquired operations, including information systems and accounting controls;

•	operating efficiencies, synergies, economies of scale and cost reductions may not be achieved as expected;

•	the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•	management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•	we may fail to retain and assimilate key employees of the acquired business;

•	we may finance the acquisition by additional debt and may become highly leveraged; and

•	the culture of the acquired business may not match well with our culture.
     As a result of these risks, there can be no assurance that any future acquisition will be successful or that it will not have a material adverse effect on our business, financial condition and results of operations.
     Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. The professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2005, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. The automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, excess liability limits of $15 million have been purchased effective July 1, 2005, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with varying deductibles and sub-limits depending on the type of loss. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.
     The health care industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	licensure and certification;

•	adequacy and quality of health care services;

•	qualifications of health care and support personnel;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

     Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
     If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our facilities) and exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state health care programs. For example, one of our operating subsidiaries is subject to criminal charges brought by the Attorney General in one of the states in which we operate arising from the death of a client. This subsidiary served approximately 125 clients. We voluntarily surrendered the license of the subsidiary involved and settled the related civil litigation, which was covered by insurance. We believe we have viable defenses to the criminal allegations against this subsidiary and an adverse outcome would not affect the participation of our other facilities in federal and state health programs. If similar allegations were to arise in the future in respect of a more significant subsidiary or in respect of ResCare, an adverse outcome could have a material adverse effect on our business.
     Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care companies. These investigations relate to a wide variety of topics, including:
•	billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.
     Like other participants in the health care industry, we receive requests for information from government agencies in connection with the regulatory or investigational authority. Moreover, health care providers are also subject to “qui tam” whistleblower lawsuits and false claims provisions at both the state and federal level.
     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:
•	claims information, plan eligibility, payment information and the use of electronic signatures;

•	unique identifiers for providers, employers, health plans and individuals; and

•	security, privacy and enforcement.

     The Department of Health and Human Services has released final rules to implement a number of these requirements, and several HIPAA initiatives have become effective, including privacy protections, transaction standards and security standards. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions.
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
     Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients or other individuals for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings and some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.
     Media coverage of the industry, including operators of facilities and programs for individuals with mental retardation and other developmental disabilities, has, from time to time, included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general, and us in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs, increasing regulation and resulting compliance costs, or discouraging clients from using our services.
     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits can rise due to developments in the insurance market or our claims history. Significant fluctuations in our facility and program expenses may adversely affect our business, results of operations and financial condition.

     Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states, from time to time, have initiated service reductions, or rate freezes and/or rate reductions. Some reimbursement rate increases must be paid to our direct care staff in the form of wage pass-throughs. Additionally, some states have, from time to time, revised their rate-setting methodologies, which has resulted in rate decreases as well as rate increases.
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
     The maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation, and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, virtually all of which are beyond our control. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints; political pressure from unions opposed to privatization or for-profit service providers; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services and our operating flexibility, and ultimately our revenues and profitability.
     To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. These relationships also enable us to provide informal input and advice to the government agencies prior to the development of a “request for proposal” or program for privatization of social services and enhance our chances of procuring contracts with these payors. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.
     Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for individuals with developmental disabilities and their families, and the public. We also rely on government entities to refer clients to our facilities and programs. Negative publicity, changes in public perception, the actions of consumers under our care or investigations with respect to our industry, operations or policies could increase government scrutiny, increase compliance costs, hinder our ability to obtain or retain contracts, reduce referrals, discourage privatization of facilities and programs, and discourage clients from using our services. Any of these events could have a material adverse effect on our business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.

     We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our facilities or employees to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our facilities to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications temporarily suspended in the past. If we lost our status as a licensed provider of human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction could be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our operations.
     We derive virtually all of our revenues from state and local government agencies, and a substantial portion of these revenues are state-funded with federal Medicaid matching dollars. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these government payors may be entitled to, in their discretion:
•	terminate or modify our existing contracts;

•	suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	impose fines, penalties or other sanctions on us;

•	reduce the amount we are paid under our existing contracts; and/or

•	require us to refund amounts we have previously been paid.
     In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.
     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the award of contracts to open new facilities or start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions.

     Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our senior officers, our financial condition and operating results could be adversely affected. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
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
     The collection of accounts receivable is a significant management challenge and requires continual focus. The limitations of some state information systems and procedures, such as the ability to obtain timely documentation or disperse funds electronically, may limit the benefits we derive from our automated billing and collection system. We must maintain our controls and procedures for managing our billing and collection activities if we are to collect our accounts receivable on a timely basis. An inability to do so could adversely affect our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.
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
     We can provide no assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

     Our level of indebtedness could have important consequences, including:
•	making it more difficult for us to satisfy our obligations under our indebtedness, which could result in an event of default under the debt;

•	requiring us to dedicate a substantial portion of our cash flow from operations to make required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate purposes;

•	limiting our ability to obtain additional financing in the future;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impairing our ability to withstand a downturn in our business or in the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged competitors.
     The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our obligations under our indebtedness.
     We compete with other for-profit companies, not-for-profit entities, and governmental agencies for contracts. Competitive factors may favor other providers, thereby reducing our success in obtaining contracts, which in turn would hinder our growth. Non-profit providers may be affiliated with advocacy groups, health organizations, or religious organizations that have substantial influence with legislators and government agencies. States may give preferences to non-profit organizations in awarding contracts. Non-profit providers also may have access to government subsidies, foundation grants, tax deductible contributions and other financial resources not available to us. Governmental agencies and non-profit providers may be subject to limits on liability that do not apply to us. In some markets, smaller local companies may have a better understanding of local conditions and may have more political and public influence than we do. The competitive advantages enjoyed by other providers may decrease our ability to procure contracts and limit our revenues. Increased competition may also result in pricing pressures, loss of or failure to gain market share or loss of clients or payors, any of which could harm our business.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended September 30, 2005, ResCare awarded 53,119 shares of restricted stock to employees and directors under the 2005 Omnibus Incentive Compensation Plan. The table below sets forth information about the grant date and fair market value on the date of the grant. The issuance of this stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

			Fair Market Value
Plan	Grant Date	Stock Granted	on Grant Date

2005 Omnibus Incentive Compensation Plan	July 1, 2005	7,500	$102,525

2005 Omnibus Incentive Compensation Plan	August 3, 2005	45,619	$685,197
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits
10.1	Amended and Restated Credit Agreement, dated as of October 3, 2005, Among Res-Care, Inc., the Lenders from time to time parties hereto JPMorgan Chase Bank, N.A., as Administrative Agent, National City Bank of Kentucky as Syndication Agent, and General Electric Capital Corporation and U.S. Bank National Association as Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner (filed herewith).

10.2	Indenture dated as of October 3, 2005 among Res-Care, Inc., the Subsidiary Guarantors Party Thereto, and Wells Fargo Bank, National Association, as Trustee, relating to 7 3/4% Senior Notes due 2013 (filed herewith).

10.3	Registration Rights Agreement dated as of October 3, 2005 relating to 7 3/4% Senior Notes due 2013 (filed herewith).

10.4	Fourth Supplemental Indenture dated as of September 19, 2005 to Indenture relating to the 10 5/8% Senior Notes due 2008 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant
Date: November 3, 2005	By:	/s/ Ronald G. Geary
Ronald G. Geary
Chairman, President and Chief Executive Officer

Date: November 3, 2005	By:	/s/ David W. Miles
David W. Miles
Vice President and Controller, Chief Financial Officer