Form 10-K
period 2005-12-31
RES CARE INC /KY/
filed 2006-03-09
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from to
Commission File Number: 0-20372

RES-CARE, INC.
(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)
Registrant’s telephone number, including area code: (502) 394-2100
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Act (Check one): Large accelerated filer: ☐ Accelerated filer: ☑ Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 30, 2005, was approximately $343,345,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and their affiliates have been deemed affiliates of the registrant. As of February 15, 2006, there were 27,072,738 shares of the registrant’s common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2006 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

Preliminary Note Regarding Forward-Looking Statements
     All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in Item 1A — “Risk Factors.” Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

PART I
Item 1. Business
General
     Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to youth with special needs, to adults who are experiencing barriers to employment and to older people who need home care assistance. All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.
     Our programs include an array of services provided in both residential and non-residential settings for adults and youths with mental retardation or other developmental disabilities (MR/DD), and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping and transportation to the elderly in their own homes. Additionally, we provide services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees. Because most of our MR/DD consumers require services over their entire lives and many states have extensive waiting lists for services, our MR/DD operations have experienced high occupancy rates. Occupancy rates in our employment training services operations experience shorter lengths of stay.
     At December 31, 2005, we provided services on a daily basis to approximately 41,000 persons with special needs in 34 states, Washington, D.C., Canada and Puerto Rico. We provide services on a daily basis to approximately 26,500 individuals with disabilities in community group homes, personal residences and other community-based programs and in larger facilities, to approximately 7,000 disadvantaged youths in federally funded Job Corps centers, and to approximately 7,500 welfare recipients and individuals who have been laid off or have barriers to employment.
     On January 3, 2006, our Employment Training Services segment completed the purchase of the operating assets and business of the Workforce Services Group of Affiliated Computer Services, Inc. (ACS Workforce Services). ACS Workforce Services has contracts in 15 states and Washington, D.C. and provides services to adults who have lost their jobs or face some barrier to employments. After this transaction, we provide services to persons with special needs in 36 states, Washington, D.C., Canada and Puerto Rico.
Description of Services by Segment
     As of December 31, 2005, we had three reportable operating segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services.
     Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment is now named Community Services and will be referenced as such throughout this Annual Report on Form 10-K. Note 9 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 9 is incorporated herein by reference and should be read in conjunction with this section.
     Community Services
     We are the nation’s largest private provider of services for individuals with mental retardation or other developmental disabilities, and we also provide periodic in-home care services to the elderly. At December 31, 2005, we served individuals in 28 states. Our programs, administered in both residential and non-residential settings, are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of our different services including social, functional and vocational skills training, supported employment and emotional and psychological counseling. Individuals are supported by an interdisciplinary team consisting of our employees and professional contractors, such as qualified mental retardation professionals, or QMRPs, support/service coordinators, physicians, psychologists, therapists, social workers and other direct support professionals.

     For our individuals with MR/DD, we offer an alternative to large, state-run institutional settings by providing high quality, and individually focused programs on a more cost efficient basis than traditional state-run programs. For our elderly clients, we provide support services and training to enable the individuals to continue to live safely in their home and remain active in their community.
     Our community services are provided in a variety of different environments including:
•	Periodic In-Home Services. These programs offer periodic and customized support to assist and provide respite care to primary caregivers. Our services enable select individuals with MR/DD to return home and receive care away from large, state-run institutions. This is often an alternative that states offer to assist the caregivers of individuals with MR/DD who are on a waiting list for long-term care placement. Our services also enable elderly individuals who need assistance to be served in the comfort of their own homes. For both individuals with MR/DD and the elderly, service is provided on an hourly basis and is coordinated in response to the individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping.

•	Group Homes. Our group homes are family-style houses in the community where four to eight individuals live together usually with full time staffing for supervision and support. Individuals are encouraged to take responsibility for their home, health and hygiene and are encouraged to actively take part in work and community functions.

•	Supported Living. Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of staff supervision or support each week or they may require services 24 hours a day.

•	Residential Facilities. Seventeen of our approximately 3,300 service sites are larger residential facilities, which provide around-the-clock support to ten or more individuals. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational Skills Training and Day Programs. These programs offer individuals with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational skills training programs contract with local industries to provide short or long-term work. Day programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.
     We believe that the breadth and quality of our services and support and training programs makes us attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with us. Our programs are designed to offer specialized support to these individuals not generally available in larger state institutions and traditional long-term care facilities.
•	Social Skills Training. Social skills training focuses on problem solving, anger management and adaptive skills to enable individuals with disabilities to interact with others in the residential setting and in their community. We emphasize contact with the community at-large as appropriate for each individual. The desired outcome is to enable each individual to participate in home, family and community life as fully as possible.

Many individuals with developmental and other disabilities require behavioral intervention services. We provide these services through psychiatrists, psychologists and behavioral specialists, most of whom serve as consultants on a contract basis. All operations utilize a non-aversive approach to behavior support which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Whenever possible, the interdisciplinary team and direct support staff employ behavior support techniques rather than psychotropic medications to modify behavior, the goal being to minimize the use of medications whenever possible. When indicated, medications are administered in strict compliance with all applicable regulations.

•	Functional Skills Training. Functional skills training encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training or maintenance in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

•	Vocational Skills Training and Day Programs. We provide extensive vocational training or specialized day programs for many of the individuals we support. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as a member of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. We operate such programs and also contract for these services with outside providers. Our philosophy is to enable all individuals served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. Individuals participating in specialized day programs may have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

•	Counseling and Therapy Programs. Our counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with MR/DD and the elderly. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition and/or maintenance of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies. Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of each individual.
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

     Revenues for our Community Services operations are derived primarily from services provided under the Medicaid program administered by the states and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with mental retardation or other developmental disabilities. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. See Notes to Consolidated Financial Statements included in this Annual Report for a further discussion of our revenue recognition policies with respect to Medicaid contracts.
     Job Corps Training Services
     Since 1976, we have been operating programs for disadvantaged youths through the federal Job Corps program administered by the Department of Labor (DOL), which provides for the educational and vocational skills training, health care, employment counseling and other support necessary to enable disadvantaged youths to become responsible working adults. The Job Corps program is designed to address the severe unemployment problem faced by disadvantaged youths throughout the United States and Puerto Rico. The typical Job Corps student is a 16-24 year old high school dropout who reads at the seventh grade level, comes from a disadvantaged background, has not held a regular job, and was living in an environment characterized by a troubled home life or other disruptive conditions.
     We operate 17 Job Corps centers in nine states and Puerto Rico with contract capacity for approximately 7,000 students. We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for four Job Corps centers not operated by us. Our centers currently operate at approximately 92% capacity due to high demand, however, only approximately 1% of the eligible population in the United States is served by some type of Job Corps program due to funding constraints. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and complement their vocational training. High school equivalency classes are available to obtain GED certificates. We provide these services in campus-style settings utilizing housing and classroom facilities owned and managed by the DOL. Upon completion of the program, each student is referred to the nearest job placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 89% of the students completing our programs have obtained jobs or continue their education elsewhere.
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

     Employment Training Services
     We operate job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We currently operate 57 career centers in eleven states serving over 7,500 individuals at any one time, or approximately 350,000 annually. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any youth or adult. The services include providing information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. Many of our centers are designed as “one-stop” career centers, which serve both job seekers and employers. Several types of assistance are offered by different organizations in a single facility. In addition to job seekers, “one-stop” centers serve the business community by providing job matching, screening, referral, and other specialized services for employers. Our Employment Training Services programs are administered under performance-based and fixed fee contracts with local and state governments funded by federal agencies, including the DOL and Department of Health and Human Services.
     Other
     A small portion of our business is dedicated to operating charter schools and international job training and placement agencies. Together these represent less than 1% of our total revenues.
Operations
     Community Services
     Community Services operations are organized under geographic regions. In general, each cluster of group homes, supported living program or larger facility is overseen by an executive director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.
     Our direct service staff has the most frequent contact with the individuals we serve and generally is recruited from the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.
     The provision of community services is subject to complex and substantial state and federal regulations and we strive to ensure that our internal controls and reporting systems comply with Medicaid and other program requirements, policies and guidelines. We design and implement programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. Under the direction of our Compliance department, management and staff keep current with new laws, regulations and policy directives affecting the quality and reimbursement of the services provided.
     We have developed a model of ongoing program evaluation and quality management which we believe provides critical feedback to measure the quality of our various operations. Each operation conducts its own quality assurance program using the ResCare Best in Class (BIC) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A weekly statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. We believe the BIC system is a vital management tool to evaluate the quality of our programs and has been useful as a marketing tool to promote our programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. All Community Services senior staff participate in a performance-based management system which evaluates individual performance based on critical job function outcomes. Additionally, we demonstrate our commitment to the professional development of our employees by offering classes and training programs, as well as tuition reimbursement benefits.

     Job Corps Training Services
     We operate our Job Corps centers under contracts with the DOL, which provides the facility. We are directly responsible for the management, staffing and administration of our Job Corps centers. Our typical Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.
     An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. The DOL ranks centers on a 100-point scale. We review performance standards reports and act upon them as appropriate to address areas where improvement is needed. As of the end of the most recent performance year ended July 2005, we were the highest rated contractor of Job Corps centers under these measures.
     Employment Training Services
     We operate our programs under contracts with local and state funding sources, such as “Workforce Investment Boards,” who receive federal funds passed down to states and localities — cities, counties, or consortia thereof. The physical facilities that house these programs are leased by us, either from private landlords or from local funding sources under resource sharing agreements. The management structure is two-tiered, with on-site staff in the field receiving technical assistance and support in operations and financial management from a regional office. Field level program directors are responsible for day-to-day operation of their program, supervising staff that provides varying combinations of assessment, counseling, case management, instruction, job development and placement, and job retention/career advancement services. Each field director reports to a regional project director in the support office, who is responsible for overall management of each contract.
     Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources, through local option. Effective July 1, 2005, the U.S. Office of Management and Budget has implemented a standard set of “Common Measures” that are applied to all human and social services programs operated by six federal agencies — including the Departments of Labor and Health & Human Services, from which the bulk of our funding originates. The common measures include, for adults: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness — measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant. Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.
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

     Management Contracts. Private operators, generally not-for-profit providers who contract with state agencies, typically contract us to manage the day-to-day operations of facilities or programs under management contracts. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Most management contracts cover groups of two to 16 facilities except in West Virginia, in which contracts cover individual homes. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts provide for working capital advances to the provider of record, subject to the contractual arrangement. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated.
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
     As of February 15, 2006, we operate seventeen Job Corps centers under fourteen separate contracts with the DOL, one of which expires in 2006, one in 2007, two in 2008, five in 2009, three in 2010, and two in 2011. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.
     We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by us.
     Job Training and Placement Contracts and International Contracts. Contracts for the job training and placement centers and the international operations are awarded pursuant to a bid process. We are reimbursed for all facility and program costs related to the center or facility operations, allowable indirect costs plus a management fee. The contracts vary in duration, currently from six months to 36 months.

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
Referral Sources
     We receive substantially all of our MR/DD clients from third party referrals. Generally, family members of individuals with MR/DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Other service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.
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

Customers
     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2005, we derived 9% of our revenues under contracts for MR/DD services in Texas and 14% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.
Seasonality
     We operate certain alternative and private schools which are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations.
Foreign Operations
     We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide services. The operating results of these programs are not significant to our consolidated results of operations.
     We created an international operations unit in late 2004. For the year ended December 31, 2005, our international job training and placement operations, located in Iraq and Jordan, generated revenues of approximately $1.1 million, representing approximately 0.1% of total revenues. Our international operations unit had minimal financial impact in 2004. Our subcontract operating certain employment training centers in Iraq terminated effective September 30, 2005. For the nine months ended September 30, 2005, the Iraq contract generated revenues of approximately $1.0 million. The termination of this contract did not have a material impact on our consolidated financial condition, results of operations or cash flows.
Competition
     Our Community Services, Job Corps Training Services and Employment Training Services segments are subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, not-for-profit entities and governmental agencies.
     With regard to Community Services, individual states remain a provider of MR/DD services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health and mental retardation centers and religious organizations.
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
     The job training and placement business is also one that other entities may enter without substantial capital investment. The industry is currently served by a small number of large for-profit service providers and several thousand, largely non-profit providers.

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
     Professional staff retention and development is a critical factor in the successful operation of our business. The competition for talented professional personnel, such as therapists and QMRPs, is intense. We typically utilize a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to individuals with special needs contribute to a high turnover rate of direct service staff, which may lead to increased overtime and the use of outside consultants and other personnel. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel.
Government Regulation and Reimbursement
     Our operations are subject to compliance with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:
     Funding Levels. Federal and state funding for our Community Services business is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid program. Although states in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to state budget deficiencies or other reasons. In such instances, providers acting through their state trade associations may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, state budgets, methodologies or interpretations that may be proposed or under consideration in states where we operate.
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

     Restrictions on Acquisitions and Additions. All states in which we currently operate have adopted laws or regulations which generally require that a state agency approve us as a provider, and many require a determination that a need exists prior to the addition of covered individuals or services.
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
     Regulation of Certain Transactions. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), provides for the mandatory exclusion of providers and related individuals from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. In addition, we are subject to the federal “anti-kickback law” which makes it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. A violation of the anti-kickback statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000, as well as the imposition of civil penalties and/or exclusion from the Medicaid program. Some states have also enacted laws similar to the federal anti-kickback laws that restrict business relationships among health care service providers.
     Federal and state criminal and civil statutes prohibit false claims. Criminal provisions at 42 U.S.C. Section 1320a-7b prohibit knowingly filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violations are considered felonies punishable by up to five years imprisonment and/or $25,000 fines. Criminal penalties may also be imposed pursuant to The Federal False Claims Act, which can be found at 18 U.S.C. Section 287. In addition, under HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which it defined to include both public and private payors. Civil provisions at 31 U.S.C. Section 3729 prohibit the known filing of a false claim or the known use of false statements to obtain payment. Penalties for violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

     HIPAA also mandates, among other things, that the Department of Health and Human Services adopt standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. The Department of Health and Human Services must adopt standards for the following:
•	Electronic transactions and code sets;

•	Unique identifiers for providers, employers, health plans and individuals;

•	Security and electronic signatures;

•	Privacy; and

•	Enforcement.
     Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has released several rules to date mandating the use of new standards with respect to certain health care transactions and health information. For instance, the Department of Health and Human Services has issued a rule establishing uniform standards for common health care transactions, including;
•	Health care claims information;

•	Plan eligibility, referral certification and authorization;

•	Claims status;

•	Plan enrollment and disenrollment;

•	Payment and remittance advice;

•	Plan premium payments; and

•	Coordination of benefits.
     The Department of Health and Human Services also has released standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.
     Moreover, on February 20, 2003, the Department of Health and Human Services issued final rules governing the security of health information. These rules specify a series of administrative, technical and physical security procedures for entities such as us to use to ensure the confidentiality of electronic protected health information. The security standards became effective April 21, 2003, with a compliance date of April 21, 2005, for most covered entities.
     In January 2004, the Center for Medicare/Medicaid Services published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule was effective May 23, 2005, with a compliance date of May 23, 2007.

     Management believes that we are complying with those HIPAA rules that have gone into effect. While management anticipates that we will be able to fully comply with those HIPAA requirements that have not yet become effective, we cannot at this time estimate the cost of compliance with such rules. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.
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
Insurance
     We maintain professional and general liability, auto, workers’ compensation and other business insurance coverages. The professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2005, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. The automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, excess liability limits of $15 million have been purchased effective July 1, 2005, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with varying deductibles and sublimits depending on the type of loss. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, we cannot assure that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.
Employees
     As of December 31, 2005, we employed approximately 35,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 2,000 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees. The acquisition of ACS Workforce Services Group added approximately 3,000 employees, none of which are subject to collective bargaining agreements.
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

Item 1A. Risk Factors
     Changes in federal, state and local reimbursement policies could adversely affect our revenues and profitability.
     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and in some cases, to decrease appropriations for these services, which could reduce our revenues materially. In fact, in connection with Medicaid, a Medicaid commission has been established to advise the Secretary of the Department of Health and Human Services on, among other things, ways to achieve $10 billion in Medicaid savings over five years. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate. Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Additionally, there is risk that previously appropriated funds could be reduced through subsequent legislation. For example, President Bush’s proposed budget for fiscal 2007 proposes substantial cuts in federal spending for workforce employment and training. We cannot predict whether any of the proposed cuts will be made or how they will impact us. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
     Our revenues and operating profitability depend on our reimbursement rates.
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
     Labor shortages could reduce our margins and profitability and adversely affect the quality of our care.
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
     We face substantial competition in attracting and retaining experienced personnel, and we may be unable to grow our business if we cannot attract and return qualified employees.
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

     We may not realize the anticipated benefit of any future acquisitions and we may experience difficulties in integrating these acquisitions.
     As part of our growth strategy, we intend to make selective acquisitions, including the January 3, 2006 acquisition of ACS Workforce Services. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:
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
     Our insurance coverage and self-insurance reserves may not cover future claims.
     Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. The professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2005, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. The automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, we purchased excess liability coverage with limits of $15 million effective July 1, 2005, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with varying deductibles and sub-limits depending on the type of loss. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

     Our industry is subject to substantial government regulation and if we fail to comply with those regulations, we could suffer penalties or be required to make significant changes to our operations.
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
     Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.
     If we fail to comply with applicable laws and regulations, we could be subject to various sanctions, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our facilities) and exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state health care programs. For example, one of our operating subsidiaries is subject to criminal charges brought by the Attorney General in one of the states in which we operate arising from the death of a client. This subsidiary served approximately 125 clients. We voluntarily surrendered the license of the subsidiary involved and settled the related civil litigation, which was covered by insurance. We believe we have viable defenses to the criminal allegations against this subsidiary and an adverse outcome would not affect the participation of our other facilities in federal and state health programs. If similar allegations were to arise in the future in respect of a more significant subsidiary or in respect of ResCare, an adverse outcome could have a material adverse effect on our business.
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
     We are required to comply with laws governing the transmission of privacy of health information.
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
     Increases in regulatory oversight can result in higher operating costs.
     Although we are operating in compliance with established laws and regulations, state regulatory agencies often have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. We have experienced this unfunded, increased regulatory oversight in the District of Columbia. This increased regulatory oversight has resulted in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses. This, in turn, led to our decision to cease providing disabilities services in the District in the first half of 2006.
     Our operations may subject us to substantial litigation.
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
     Media coverage critical of us or our industry may harm our results.
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

     Our facility and program expenses fluctuate.
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
     Our quarterly operating results may fluctuate significantly.
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
     Our inability to renew our existing contracts with governmental agencies and to obtain additional contracts would adversely affect our revenues.
     Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years. We may not be successful in bidding for contracts to operate, or to continue operating, Job Corps centers. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.
     If downsizing, privatization and consolidation in our industry do not continue, our business may not continue to grow.
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
     If we fail to establish and maintain relationships with officials of government agencies, we may not be able to successfully procure or retain government-sponsored contracts which could negatively impact our revenues.
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

     Events that harm our reputation with governmental agencies and advocacy groups could reduce our revenues and operating results.
     Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for individuals with developmental disabilities and their families, and the public. We also rely on government entities to refer clients to our facilities and programs. Negative publicity, changes in public perception, the actions of clients under our care or investigations with respect to our industry, operations or policies could increase government scrutiny, increase compliance costs, hinder our ability to obtain or retain contracts, reduce referrals, discourage privatization of facilities and programs, and discourage clients from using our services. Any of these events could have a material adverse effect on our business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.
     A loss of our status as a licensed service provider in any jurisdiction could result in the termination of existing services and our inability to market our services in that jurisdiction.
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
     Expenses incurred under government contracts are subject to scrutiny.
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
     Our revenue growth has been related to increases in the number of individuals served in each of our operating segments.
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
     We depend upon the continued services of certain members of our senior management team, without whom our business operations would be significantly disrupted.
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
     Much of our revenue is derived from state and local government and government procedures can be complex.
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
     If we cannot maintain our controls and procedures for managing our billing and collecting, our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.
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

     We may not be able to generate sufficient cash flows to meet our debt service obligations.
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
     We have a significant amount of debt, which could adversely affect our business financial condition and results of operations and could prevent us from fulfilling our obligations under the notes.
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
     We operate in a highly competitive industry, which can adversely affect our results.
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

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2005, we owned approximately 85 properties and operated facilities and programs at approximately 1,960 leased properties. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.
Item 3. Legal Proceedings
     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.
     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedeas bond has been filed with the Court of $6.0 million. Oral arguments were held on August 31, 2005. We have not made any provision in our consolidated financial statements for the potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of punitive damages. On February 4, 2002, the jury awards were entered by the Court, along with an award of punitive damages in the amount of $1 million. We appealed based on numerous appealable errors at trial and settled the case without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002, we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In the interim, AISL filed a motion to transfer this action to the U.S. District Court of the District of Kansas which was granted. AISL filed a motion for summary judgment, which was denied, our motion to amend our pleadings was granted and we filed a motion for partial summary judgment which is pending. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. We previously established a reserve in our consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the breach of contract claim in terminating the lease of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2005 was rescheduled for December 2005. During 2005, we established a reserve in our consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter and in November 2005 the case, except for the breach of contract claim in allowing the Kentucky facility to be closed, was settled within the reserved amounts. In January 2006, Omega filed a Notice of Appeal on the Kentucky breach of contract claim with the U.S. Court of Appeals for the Seventh Circuit, claiming nearly $3.7 million in compensatory damages. We believe that this appeal is without merit and will defend it vigorously. We have not made any provision in our consolidated financial statements for any potential liability that may result from this appeal. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of ResCare’s security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 28, 2006, we had approximately 5,100 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.
     The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	16.72	11.38	12.95	7.97
June 30	14.80	10.83	15.50	10.35
September 30	15.85	13.26	12.71	10.05
December 31	19.30	14.70	16.37	11.36
     We currently do not pay dividends and do not anticipate doing so in the foreseeable future.
     During the quarter ended December 31, 2005, ResCare issued options to purchase 225,000 shares of common stock and awarded 31,664 shares of restricted stock to employees under the 2005 Omnibus Incentive Compensation Plan. The table below sets forth information about the grant date and fair market value on the date of the grant. The issuance of these options and shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

		Shares	Fair Market Value
Plan	Grant Date	Granted	on Grant Date
2005 Omnibus Incentive Compensation Plan	December
	30, 2005	225,000	$3,908,250
2005 Omnibus Incentive Compensation Plan	December
	31, 2005	31,664	$550,004

Item 6. Selected Financial Data
     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	Year Ended December 31
	2005		2004		2003		2002		2001
	(In thousands, except per share data)
Income Statement Data:
Revenues	$1,088,770		$1,009,016		$961,333		$919,724		$885,715
Operating income (1)	49,306		52,530		45,243		28,480		12,773
Net income (loss)	21,222		21,507		13,387		2,676		(4,372)
Net income (loss) attributable to common shareholders	17,954		6,117	(2)	13,387		2,676		(4,372)
Basic earnings (loss) per common share	0.68		0.24		0.55		0.11		(0.18)
Diluted earnings (loss) per common share	0.66		0.23		0.54		0.11		(0.18)

Other Financial Data:
Depreciation and amortization	$13,865		$12,207		$12,254		$11,862		$21,079
Facility rent (3)	40,617		37,468		35,362		32,212		29,792

Selected Historical Ratios:
Percentage of total debt to total capitalization	34.2%		40.3%		49.6%		59.7%		60.8%
Ratio of earnings to fixed charges (4)	2.1	x	1.8	x	1.5	x	1.1	x	0.8	x

Balance Sheet Data:
Working capital	$95,915		$120,619		$71,298		$144,546		$142,877
Total assets	611,102		586,666		503,026		546,612		534,936
Long-term obligations	152,584		168,066		184,576		261,123		268,014
Total debt, including capital leases	157,138		182,536		189,685		262,424		269,711
Shareholders’ equity	301,998		270,543		192,908		176,992		173,934

(1)	Operating income for the year ended December 31, 2005 includes a charge of $11.9 million ($7.9 million net of tax or $0.25 per share) related to the debt refinancing. Operating income for the year ended December 31, 2004, includes expenses of $0.8 million ($0.5 million net of tax or $0.02 per share) related to payments required under the provisions of the director stock option plans as a result of the Onex transaction. Operating income for the year ended December 31, 2003 includes a charge of $2.2 million ($1.4 million net of tax, or $0.06 per share) related to a debt refinancing ($2.5 million, pre-tax charge) and extinguishment of debt ($0.3 million, pre-tax gain). Operating income for the year ended December 31, 2002 includes a charge of $14.8 million ($9.5 million net of tax, or $0.39 per share) related to a write-off of accounts receivable in the fourth quarter. In addition, we recorded a charge of $1.5 million ($1.0 million net of tax, or $0.04 per share) for costs associated with an investigation and closure of a portion of a non-core operation. Further, operating income for 2002 includes gains on the extinguishment of debt of $1.3 million ($0.8 million net of tax, or $0.03 per share). Operating income for the year ended December 31, 2001 includes a restructuring charge of approximately $1.6 million ($0.9 million net of tax, or $0.04 per share) for costs associated with the exit from Tennessee. In addition, we recorded a charge of $22.0 million ($13.2 million net of tax, or $0.54 per share) related to additional reserves for accounts receivable and insurance claims.

(2)	Under the accounting treatment for the Onex transaction in June 2004, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature did not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

(3)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(4)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

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
Our Business
     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2005, we had three reportable operating segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment is now named Community Services and is referenced as such throughout this Annual Report on Form 10-K. Further information regarding our segments is included in the Notes to Consolidated Financial Statements. Management’s discussion and analysis of each segment is included below.
     Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with mental retardation or other disabilities. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.

     We operate vocational training centers under the federal Job Corps program administered by the DOL through our Job Corps Training Services operations. Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee can take the form of a fixed contractual amount or be computed based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.
     We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are administered through performance-based or fixed-fee contracts with local and state governments.
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
Reserves for Insurance Risks
     We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. During 2005, we changed the rate used to discount our estimates of workers’ compensation claims reserves from 6.0% to 5.0%, reflecting our claims payment experience and the current interest rate environment. The decrease in the discount rate of 100 basis points increased the reserve, and resulting expense, by approximately $0.5 million. Further information regarding our insurance programs is contained elsewhere in this document under “Risk Factors.”

Legal Contingencies
     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 13 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2005.
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
     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rates used as of our year-end annual impairment evaluation for the Community Services, Job Corps Training Services and Employment Training Services reporting units were 10.9%, 13.9% and 14.4%, respectively. A variance in the discount rate could have a significant impact on the variance analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No valuation losses were recorded during 2005.
Revenue Recognition
     Community Services. Revenues are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.
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
Year in Review
     Revenues for the year ended December 31, 2005 were $1.1 billion, net income was $21.2 million, and cash provided from operations was $44.6 million. These items are discussed in more detail in the following sections of the MD&A.
     The following highlights some of the events of the past year:
•	On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes, which had an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. We used a portion of the proceeds from the offering of the Senior Notes to repurchase the 10.625% Senior Notes due November 15, 2008.

•	Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which could be increased to $225 million at our option and expires on October 3, 2010. The credit facility will be used primarily for letters of credit required under our insurance programs, working capital purposes, and to fund acquisitions. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.

•	In the fourth quarter, we recorded charges in connection with our October 3, 2005 debt refinancing transaction of approximately $11.9 million pretax ($7.9 million net of tax, or $0.25 per share). In conjunction with the debt refinancing transactions, we will experience a decrease in our interest expense of approximately $4.2 million in 2006 versus 2005 related to the $150 million Senior Notes.

•	The Community Services segment added 19 new operations which complement our core business in this segment. These operations are expected to generate annual revenues of approximately $51 million and provide services to approximately 2,200 consumers.

•	The Job Corps Training Services segment was awarded a $14.5 million, two-year contract with three one-year renewal options to run the Northlands Job Corps Center in Vergennes, Vermont. In addition, Job Corps Training Services was awarded a $29.5 million, two-year contract with three one-year renewal options to continue operating the Guthrie Job Corps Center in Guthrie, Oklahoma, and a $18.0 million, two-year contract with three one-year renewal options to continue operating the Old Dominion Job Corps center in Monroe, Virginia.

•	During 2005, our Employment Training Services segment commenced significant operations under its New York City WeCARE contract, contributing revenues of approximately $13 million for the year.

•	Our subcontract to provide vocational assessment, training and job placement to Iraqi citizens terminated on September 30, 2005 as a result of changes in U.S. government funding priorities. We still maintain a small presence in Jordan. For the nine months ended September 30, 2005, the Iraq contract generated revenues of approximately $1.0 million.

•	On December 16, 2005, we notified the District of Columbia that we expect our Community Services segment to cease providing disabilities services in the District effective during the second quarter of 2006 due to higher operating costs and substantial losses resulting from changes in regulatory oversight requirements. We will likely incur some exit costs for lease terminations and other expenses during 2006. For the year ended December 31, 2005, revenues from the District of Columbia for disabilities services were approximately $16 million.
     In addition, the following events occurred after year end:
•	Effective January 3, 2006, our Employment Training Services segment completed the purchase of the operating assets and business of the Workforce Services Group of Affiliated Computer Services, Inc. (ACS Workforce Services). ACS Workforce Services has contracts in 15 states and Washington, D.C. and provides services to adults who have lost their jobs or face some barrier to employment. The operations are expected to generate annual revenues of approximately $165 million.

•	The Job Corps Training Services segment was awarded a $28.4 million, two-year contract with three one-year renewal options to continue operating the Edison Job Corps Academy in New Jersey and a $31.3 million, two-year contract with three one-year renewal options to continue operating three Puerto Rico Job Corps centers.

Results of Operations

	Year Ended December 31
	2005	2004	2003
	(Dollars in thousands)
Revenues:
Community Services	$864,455	$819,597	$787,903
Job Corps Training Services	152,749	145,375	138,786
Employment Training Services	64,475	38,341	30,122
Other	7,091	5,703	4,522

Consolidated	$1,088,770	$1,009,016	$961,333

Operating Income:
Community Services	$86,065	$76,702	$69,738
Job Corps Training Services	16,422	15,853	15,213
Employment Training Services	5,703	3,804	3,537
Corporate and Other	(58,884)	(43,829)	(43,245)

Consolidated	$49,306	$52,530	$45,243

Operating Margin:
Community Services	10.0%	9.4%	8.9%
Job Corps Training Services	10.8%	10.9%	11.0%
Employment Training Services	8.8%	9.9%	11.7%
Consolidated	4.5%	5.2%	4.7%
Consolidated
     Consolidated revenues increased 8% in 2005 from 2004 and 5% from 2003 to 2004, as more fully described in the segment discussions below.
     Operating income decreased 6% in 2005 from 2004 and operating margin decreased from 5.2% to 4.5%. This decrease is attributed to the $11.9 million charge recorded in connection with our 2005 debt refinancing, offset primarily by the operating margin improvement in the Community Services segment.
     Operating income increased 16% in 2004 over 2003 and operating margin increased from 4.7% to 5.2%. This increase is attributed to the revenue growth and operating margin improvement in the Community Services discussed below.
     As a percentage of total revenues, corporate general and administrative expenses remained consistent at 3.9% in 2005, 3.8% in 2004 and 3.8% in 2003.
     As a percent of total revenues, depreciation and amortization remained consistent at 1.3% in 2005, 1.2% in 2004 and 1.3% in 2003.
     Net interest expense decreased $2.4 million in 2005 compared to 2004 due primarily to higher interest rates on investments, the debt refinancing in October 2005 and the redemption of the 5.9% convertible subordinated notes in March 2005. Interest expense decreased $4.6 million in 2004 compared to 2003, following the redemption of our 6% convertible subordinated notes as of December 31, 2003.
     Our effective income tax rates were 33.5%, 34.4% and 36.0% in 2005, 2004 and 2003, respectively. The effective rate for 2005 is lower than the statutory rate principally due to non-taxable investment income and the benefit of increased job credits, as compared to 2004. The effective rate for 2004 was lower than 2003 due to non-taxable investment income and increased jobs credits as compared to 2003.

     Community Services
     Community Services revenues increased 5% in 2005 over 2004 compared to a 4% increase in 2004 over 2003. This increase was due primarily to acquisitions and growth in the higher margin periodic in-home services, partially offset by census reductions in the District of Columbia. Periodic in-home service revenues increased $26.4 million in 2005 over 2004. Revenues increased in 2004 from incremental revenues for new homes added, growth in our periodic in-home services and various small acquisitions in 2004. Operating margin increased in 2005 over 2004 to 10.0% from 9.4%, as a result of continued growth in the periodic in-home services, multiple acquisitions in 2005 and continued cost controls. Further, insurance costs, including workers’ compensation, decreased as a percentage of revenue approximately 50 basis points as compared to 2004. These improvements were offset by census reductions and increased costs associated with the operating issues we are experiencing in the District of Columbia. Operating margin for this division increased to 9.4% in 2004 from 8.9% in 2003, as a result of continued growth in periodic in-home services, new homes added, continued improvement in the management of labor costs and continued cost controls.
     ResCare has been operating in the District of Columbia for many years; however, the regulatory environment and operational issues have resulted in higher operating costs and substantial losses. During the fourth quarter of 2005, we announced that we are ceasing our community services to individuals with developmental disabilities in the District of Columbia by the second quarter of 2006. We continue to work with the District and other providers on the ultimate outcome of the homes we are operating. We do not have sufficient information at this time to estimate the amount of loss, if any, from exiting the business. We do not believe the exit from the District of Columbia will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
     Job Corps Training Services
     Job Corps Training Services revenues increased 5% in 2005 over 2004 due primarily to the addition of the Northlands Job Corps Center in July 2005 and contractual increases. Revenues increased approximately 5% in 2004 over 2003 due primarily to the addition of the Homestead Job Corps center in April 2004 and contractual increases. Operating margins in 2005 decreased slightly from 2004 due primarily to changes in the DOL’s incentive-based payments. The performance criteria in 2005 is more restrictive in an effort to control costs. Operating margin for 2004 decreased slightly from 2003 for similar reasons.
     Employment Training Services
     Employment Training Services revenues increased 68% in 2005 over 2004 due primarily to the acquisition of the operations of TTI America (TTI) in the fourth quarter of 2004 and a new contract in New York City in 2005. TTI and the New York City contract added combined revenues of $31.1 million in 2005. Revenues increased approximately 27% in 2004 over 2003 due to additional contracts. Operating income for this segment increased 50% for 2005 over 2004; however operating margins decreased 110 basis points primarily due to the start-up of the New York City contract. Operating margin decreased 180 basis points in 2004 over 2003 due to lower negotiated margins on the additional contracts added in 2004.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 4% in 2005 over 2004. As described below, the increase in accounts receivable is due to increased revenues associated with the acquisitions and contracts awarded during 2005. During 2005, we completed 19 acquisitions with aggregate estimated annual revenues of $51 million. Primarily as a result of these acquisitions, goodwill increased $39.2 million from December 31, 2004.
     As of December 31, 2005, cash, cash equivalents and short-term investments were $37.5 million as compared to $81.6 million at December 31, 2004. Cash provided by operating activities for 2005 was $44.6 million compared to $41.8 million for 2004 and $51.5 million in 2003. The increase in 2005 from 2004 was primarily the result of higher net income excluding the refinancing loss, offset by net working capital needs. The decrease in 2004 from 2003 was primarily the result of tax refunds received in 2003 which were not present in 2004.

     Days revenue in net accounts receivable were 51 days at December 31, 2005 compared with 48 days at December 31, 2004 and December 31, 2003. The increase in the number of days is attributable to a few states extending payment terms and to the growth in the Employment Training Services segment. Net accounts receivable at December 31, 2005 increased to $160.8 million, compared to $138.2 million at December 31, 2004 and $129.2 million at December 31, 2003. The increase in net accounts receivable from 2004 to 2005 is primarily due to revenue growth associated with the acquisitions and contract awards. The increase in 2004 net accounts receivable over 2003 is due to growth at Arbor, new homes growth, and the acquisition of TTI in December 2004. Additionally, we experienced delayed collections in the fourth quarter of 2004 from the DOL due to changes in the DOL’s payment processing. Approximately 5% of the total net accounts receivable balance was greater than 360 days at both December 31, 2005 and December 31, 2004.
     Capital expenditures were consistent with the Company’s historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We invested over $42 million ($37 million in cash and $5 million in seller notes) in 2005 acquiring various businesses in our Community Services group. Similarly, approximately $13 million and $10 million were expended in 2004 and 2003, on businesses operating in both Employment Training Services and Community Services.
     Our financing activities during 2005 include the repayment of the $150 million 10.625% senior notes, the $28 million term loan and the 5.9% convertible subordinated notes, offset by proceeds from the new $150 million 7.75% senior notes. We also incurred various costs in connection with the October 2005 refinancing. Option exercise activity resulted in $6.5 million in proceeds in 2005. Cash provided by financing activities in 2004 was attributable primarily to the June 2004 issuance of preferred stock to Onex Partners. For 2003, we redeemed the 6% subordinated notes.
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
     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 in a private placement under Rule 144A of the Securities Act of 1933. The new Senior Notes, which had an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. We used a portion of the proceeds from the offering of the Senior Notes to repurchase our 10.625% Senior Notes due November 15, 2008. The new Senior Notes were registered under the Securities Act of 1933 in February 2006.
     Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which can be increased to $225 million at our option and expires on October 3, 2010. The credit facility will be used primarily for working capital purposes and for letters of credit required under our insurance programs and to finance acquisition and development activities. The credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.
     As of December 31, 2005, we had irrevocable standby letters of credit in the principal amount of $60.1 million issued primarily in connection with our insurance programs. As of December 31, 2005, we had $114.9 million available under the revolver. The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. We are in compliance with our debt covenants as of December 31, 2005. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     Included in our cash and cash equivalents balance at December 31, 2004 was $9.1 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In October 2005, in accordance with our collateral arrangement with the insurance carrier, we exchanged the $9.1 million of cash held on deposit for a letter of credit.
     Operating funding sources for 2005 were approximately 76% through Medicaid reimbursement, 14% from the DOL and 10% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.
Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending December 31
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and Thereafter
Long-term Debt	$156,661	$3,458	$2,973	$153	$150,077
Capital Lease Obligations	1,586	1,096	331	155	4
Operating Leases	149,468	34,391	50,235	33,785	31,057
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$307,715	$38,945	$53,539	$34,093	$181,138

		Amount of Commitments Expiring per Period
		Twelve Months Ending December 31
Other Commercial	Total Amounts				2011 and
Commitments	Committed	2006	2007-2008	2009-2010	Thereafter
Standby Letters-of-Credit	$60,067	$60,067	—	—	—

     In accordance with the definition under Securities and Exchange Commission rules, the following qualify as off-balance sheet arrangements:
•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments; and

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

     We had no significant off-balance sheet transactions or interests in 2005.
New Accounting Pronouncements Not Yet Adopted
     See Note 1 to the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The Company has short-term investments of $27.7 million as of December 31, 2005 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $0.3 million annualized effect on interest income and cash flows.
     While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2005, we had no variable rate debt outstanding as compared to $15 million outstanding at December 31, 2004. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had no borrowings as of December 31, 2005.
Item 8. Financial Statements and Supplementary Data
     Refer to pages F-1 through F-34.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
     None.

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
     We have adopted a code of ethics applicable to directors, officers and employees, which is posted on our website at http://www.rescare.com. If we amend or waive any of the provisions of the Code of Ethics applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Ethics. You can request a copy by contacting our communications department, 10140 Linn Station Road, Louisville, Kentucky, 40223, (telephone) 502-394-2100 or communications@rescare.com.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.
(a)(1) Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)	All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.
(a)(2)Index to Exhibits:

3.1
Amended and Restated Articles of Incorporation of the Registrant dated December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.

3.2
Articles of Amendment to the Registrant’s Articles of Incorporation dated June 23, 2004. Exhibits 3(i) and 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

3.3	Amended and Restated Bylaws of the Registrant. Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

4.1
Amended and Restated Articles of Incorporation of the Registrant dated December 18, 1992 incorporating the Amendment to Amended and Restated Articles of Incorporation dated May 29, 1997. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 is hereby incorporated by reference.

4.2
Articles of Amendment to the Registrant’s Articles of Incorporation dated June 23, 2004. Exhibits 3(i) and 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

4.3	Amended and Restated Bylaws of the Registrant. Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-50726) is incorporated by reference.

(a)(2) Index to Exhibits (Continued):

4.4
Article VI of the Articles of Incorporation of the Registrant, which describes the preferences, limitations and relative rights of the various classes and series of the Registrant’s shares, is included in Exhibits 3.1 and 3.2.

4.5
Preferred Stock Purchase Agreement, dated as of March 10, 2004, by and between the Registrant and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, Res-Care Executive Investco LLC. Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 is hereby incorporated by reference.

4.6
Registration Rights Agreement by and among the Registrant and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP and Res-Care Executive Investco LLC dated as of March 10, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

4.7
Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 3/4% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

4.8
Registration Rights Agreement dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto and the initial purchasers named therein, relating to the Registrant’s 7 3/4% Senior Notes due 2013. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

10.1
Amendment to Employment Agreement between the Registrant and Ronald G. Geary dated as of October 26, 1995, and amended December 31, 2002. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 is hereby incorporated by reference.

10.2
Management Services Agreement between Onex Partners Manager LP and the Registrant dated June 23, 2004. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

10.3
Shareholders Voting Agreement between Ronald G. Geary and Onex Partners LP dated June 23, 2004 and related proxy. Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 23, 2004 is hereby incorporated by reference.

10.4
Amended and Restated Credit Agreement, dated as of October 3, 2005, among the Registrant, the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, National City Bank of Kentucky, as Syndication Agent, and General Electric Capital Corporation and U.S. Bank National Association, as Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

(a)(2) Index to Exhibits (Continued):

10.5
Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 3/4% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

10.6
Registration Rights Agreement dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto and the initial purchasers named therein, relating to the Registrant’s 7 3/4% Senior Notes due 2013. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

10.7	Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-126282) filed June 30, 2005 is hereby incorporated by reference.

10.8	Form of Restricted Stock Award Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.9	Employment Agreement between the Registrant and Vincent F. Doran. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.10	Employment Agreement between the Registrant and Paul G. Dunn. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.11	Employment Agreement between the Registrant and Katherine W. Gilchrist. Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.12	Employment Agreement between the Registrant and Ralph G. Gronefeld, Jr. Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.13	Employment Agreement between the Registrant and David W. Miles. (filed herewith)

10.14	Form of Stock Option Agreement. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.15	Form of Non-Employee Director Stock Option Agreement. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.16	Form of Restricted Stock Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

(a)(2) Index to Exhibits (Continued):

10.17	ResCare Nonemployee Director Deferred Stock Compensation Program. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

10.18
ResCare Nonemployee Director Deferred Stock Compensation Program Election Form. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of KPMG LLP. (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC
Date: March 8, 2006	By:	/s/ Ronald G. Geary
Ronald G. Geary
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald G. Geary Ronald G. Geary	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2006

/s/ David W. Miles David W. Miles	Chief Financial Officer (Principal Accounting Officer)	March 8, 2006

/s/ David Braddock David Braddock	Director	March 8, 2006

/s/ Robert E. Hallagan Robert E. Hallagan	Director	March 8, 2006

/s/ Olivia F. Kirtley Olivia F. Kirtley	Director	March 8, 2006

/s/ Robert M. Le Blanc Robert M. Le Blanc	Director	March 8, 2006

/s/ Steven S. Reed Steven S. Reed	Director	March 8, 2006

/s/ E. Halsey Sandford E. Halsey Sandford	Director	March 8, 2006

/s/ Nigel S. Wright Nigel S. Wright	Director	March 8, 2006

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm:
Consolidated Financial Statements	F-2
Internal Control Over Financial Reporting	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets — As of December 31, 2005 and 2004	F-4
Consolidated Statements of Income — Years Ended December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-34
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Res-Care, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Louisville, Kentucky
March 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Res-Care, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on Page F-1, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Louisville, Kentucky
March 8, 2006

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,894	$28,404
Short-term investments	27,650	53,235
Accounts receivable, net of allowance for doubtful accounts of $9,279 in 2005 and $8,806 in 2004	160,821	138,202
Refundable income taxes	343	—
Deferred income taxes	22,426	20,056
Prepaid expenses and other current assets	10,666	12,338

Total current assets	231,800	252,235

Property and equipment, net	74,175	72,975
Goodwill	281,016	241,789
Other assets	24,111	19,667

	$611,102	$586,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,592	$37,773
Accrued expenses	90,739	77,715
Current portion of long-term debt	3,458	13,481
Current portion of obligations under capital leases	1,096	989
Accrued income taxes	—	1,658

Total current liabilities	135,885	131,616

Long-term liabilities	422	199
Long-term debt	152,094	166,480
Obligations under capital leases	490	1,586
Deferred gains	3,865	4,530
Deferred income taxes	16,348	11,712

Total liabilities	309,104	316,123

Commitments and contingencies
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2005 and 2004	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 28,723,857 in 2005 and 2004, outstanding 26,946,078 shares in 2005 and 25,909,910 shares in 2004	49,603	48,871
Additional paid-in capital	64,742	54,316
Retained earnings	140,987	119,765
Accumulated other comprehensive income	1,194	982
Unearned stock compensation	(1,137)	—

Total shareholders’ equity	301,998	270,543

	$611,102	$586,666

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003
Revenues	$1,088,770	$1,009,016	$961,333

Facility and program expenses	971,500	905,213	865,461

Facility and program contribution	117,270	103,803	95,872

Operating expenses (income):
Corporate general and administrative	42,060	38,609	36,188
Depreciation and amortization	13,865	12,207	12,254
Loss on refinancing	11,914	—	—
Other operating expenses, net	125	457	2,187

Total operating expenses	67,964	51,273	50,629

Operating income	49,306	52,530	45,243

Other expenses:
Interest expense	19,475	20,878	25,773
Interest income	(2,081)	(1,128)	(1,447)

Total other expenses, net	17,394	19,750	24,326

Income before income taxes	31,912	32,780	20,917
Income tax expense	10,690	11,273	7,530

Net income	21,222	21,507	13,387
Non-cash beneficial conversion feature	—	(14,784)	—
Net income attributable to preferred shareholders	3,268	606	—

Net income attributable to common shareholders	$17,954	$6,117	$13,387

Basic earnings per common share	$0.68	$0.24	$0.55

Diluted earnings per common share	$0.66	$0.23	$0.54

Weighted average number of common shares:
Basic	26,424	25,341	24,500
Diluted	27,087	26,694	24,801
See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

							Accumulated
					Additional		Other	Unearned
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Total
Balance at January 1, 2003	—	$—	24,418	$47,904	$29,620	$99,655	$(187)	$—	$176,992

Net income	—	—	—	—	—	13,387	—	—	13,387
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	804	—	804

Comprehensive income									14,191
Exercise of stock options, including related tax benefit	—	—	357	231	1,494	—	—	—	1,725

Balance at December 31, 2003	—	—	24,775	48,135	31,114	113,042	617	—	192,908

Net income	—	—	—	—	—	21,507	—	—	21,507
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	365	—	365

Comprehensive income									21,872
Issuance of preferred stock	48	46,609	—	—	14,784	(14,784)	—	—	46,609
Exercise of stock options, including related tax benefit	—	—	1,135	736	8,418	—	—	—	9,154

Balance at December 31, 2004	48	46,609	25,910	48,871	54,316	119,765	982	—	270,543

Net income	—	—	—	—	—	21,222	—	—	21,222
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	212	—	212

Comprehensive income									21,434
Restricted stock grants	—	—	—	—	1,278	—	—	(1,278)	—
Restricted stock amortization	—	—	—	—	—	—	—	141	141
Exercise of stock options, including related tax benefit	—	—	1,036	732	9,148	—	—	—	9,880

Balance at December 31, 2005	48	$46,609	26,946	$49,603	$64,742	$140,987	$1,194	$(1,137)	$301,998

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Operating activities:
Net income	$21,222	$21,507	$13,387
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,865	12,207	12,254
Amortization of discount and deferred debt issuance costs on notes	1,228	1,173	1,908
Restricted stock compensation	141	—	—
Deferred income taxes, net	2,266	(53)	2,638
Provision for losses on accounts receivable	4,789	5,283	7,328
Tax benefit from exercise of stock options	3,376	2,593	417
Loss on sale of assets	377	207	195
Loss on extinguishment of debt	11,914	—	1,330
Changes in operating assets and liabilities:
Accounts receivable	(27,408)	(14,286)	(11,918)
Prepaid expenses and other current assets	1,701	(2,160)	3,641
Other assets	(1,791)	1,887	(367)
Accounts payable	2,819	(244)	4,028
Accrued expenses	12,286	10,684	5,499
Deferred gains	(665)	(941)	(1,028)
Accrued income taxes	(2,001)	3,526	11,451
Long-term liabilities	435	390	707

Cash provided by operating activities	44,554	41,773	51,470

Investing activities:
Purchases of property and equipment	(14,175)	(16,017)	(14,141)
Acquisitions of businesses, net of cash acquired	(36,959)	(11,249)	(9,758)
Proceeds from sale of assets	64	32	405
Purchases of short term investments	(409,900)	(217,750)	(400)
Redemptions of short term investments	435,485	164,515	15,515

Cash used in investing activities	(25,485)	(80,469)	(8,379)

Financing activities:
Long-term debt repayments	(192,101)	(7,989)	(95,877)
Borrowings of long-term debt	162,223	—	20,351
Payments on obligations under capital leases	(989)	(1,521)	(2,407)
Proceeds received from exercise of stock options	6,504	6,561	1,308
Net proceeds from the issuance of preferred stock	—	46,609	—
Debt issuance costs	(4,131)	—	—
Tender premium costs	(9,085)	—	—

Cash (used in) provided by financing activities	(37,579)	43,660	(76,625)

(Decrease) increase in cash and cash equivalents	(18,510)	4,964	(33,534)
Cash and cash equivalents at beginning of year	28,404	23,440	56,974

Cash and cash equivalents at end of year	$9,894	$28,404	$23,440

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$17,119	$20,809	$26,863
Income taxes (net of refunds of $0.6 million, $0.4 million and $11.6 million, respectively)	6,801	5,497	(6,563)
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	5,434	2,025	—
Capital lease obligations converted to operating leases	—	177	1,767
Capital lease obligations incurred in connection with asset acquisition	—	—	2,897
Account receivable converted to note receivable	—	—	875
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
     Segments
     Commencing January 1, 2005, as a result of integrating the former Youth Services operating segment into our existing segments, Youth Services is no longer an operating segment. As a result of the dissolution of this segment, as well as the expansion of our job training and placement programs for disadvantaged job seekers, we now have the following three reportable segments: (i) Disabilities Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment is now named Community Services.
     Revenue Recognition
     Community Services: Revenues are derived primarily from 28 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered.
     Job Corps Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the U.S. Department of Labor (DOL) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for all facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, primarily performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred.

     Employment Training Services: Revenues are derived through performance-based and fixed-fee contracts from state and local governments. Revenue is recognized in the period services are rendered.
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
     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2005 were approximately 76% through Medicaid reimbursement, 14% from the DOL and 10% from other payors. For the years ended December 31, 2005, 2004 and 2003, we derived 9%, 10% and 11%, respectively, of our revenues under contracts for individuals with mental retardation or other developmental disabilities services in Texas and 14% of our revenues each year under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.
     Facility and Program Expenses
     We classify expenses directly related to providing services as facility and program expenses, except for depreciation and amortization related to our facilities and programs, which are shown separately in the consolidated statement of income. Direct costs and expenses principally include salaries and benefits for direct care professionals and operating management, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct service-related expenses.
     Cash Equivalents
     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, included in our cash and cash equivalents balance was $9.1 million of cash held on deposit with an insurance carrier as collateral for our insurance program. In October 2005, in accordance with our collateral arrangement with the insurance carrier, we exchanged the cash held on deposit for a letter of credit.
     Short-term Investments
     Short-term investments include auction rate securities, which are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.
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
     During 2005, we determined that our investments in auction rate securities should be classified as short-term investments. In addition, “Purchases (redemptions) of short-term investments”, included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.
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

     Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value.
     Goodwill
     We test goodwill for impairment annually as of year end, unless changes in circumstances indicate an impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is defined as the operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implicit fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. No impairment loss was recognized as a result of the impairment tests in 2005, 2004 and 2003.
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

     Insurance
     We self-insure a substantial portion of our professional and general liability, workers’ compensation, auto, property and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates. The allowances for these risks include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of approximately 5% at December 31, 2005 and 6% at December 31, 2004. The decrease in the discount rate of 100 basis points increased the reserve, and resulting expense, by approximately $0.5 million in 2005. The discount rate was decreased in 2005 to reflect our claims payment experience and the current interest rate environment. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.
     Operating Leases
     We lease certain residential and operating facilities and office space under operating leases. Facility lease agreements may include rent holidays and rent escalation clauses. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space.
     Depreciation and Amortization
     Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20-35 years. Assets under capital lease and leasehold improvements are amortized over the term of the respective lease or the useful life of the asset, if shorter. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.
     We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.
     Foreign Currency Translation
     A foreign subsidiary designates its local currency as its functional currency, and we record the translation of its assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and include them as a component of accumulated other comprehensive income.

     Stock-Based Compensation
     As permitted by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123 (SFAS 148), we continue to account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense related to stock options is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation expense is recorded for restricted stock grants over their vesting periods based on fair value, which is equal to the market price of our common stock on the date of the grant. The following table illustrates the effect on net income attributable to common shareholders and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to stock-based employee compensation.

	Year Ended December 31
	2005	2004	2003
Net income, attributable to common shareholders, as reported	$17,954	$6,117	$13,387
Add: Stock-based compensation, net, as reported	72	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(1,925)	(2,176)	(3,418)

Net income attributable to common shareholders, pro forma	$16,101	$3,941	$9,969

Basic earnings per common share
As reported	$0.68	$0.24	$0.55
Pro forma	0.61	0.16	0.41
Diluted earnings per common share
As reported	$0.66	$0.23	$0.54
Pro forma	0.59	0.15	0.40
     For purposes of computing the pro forma effect of stock-based employee compensation expense, options with pro-rata vesting are recognized using the straight-line method over the life of the vesting period. The following table sets forth the fair value of each option grant during 2005, 2004 and 2003 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31
	2005	2004	2003
Fair value per option	$8.26	$3.98	$2.47
Risk-free interest rate	4.39%	3.60%	3.27%
Dividend yield	0%	0%	0%
Expected volatility	0.49	0.60	0.62
Expected option life (in years)	4-6	3-5	2-4
     Financial Instruments
     We used various methods and assumptions in estimating the fair value disclosures for significant financial instruments. Fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their carrying amount because of the short maturity of those investments. The fair value of long-term debt is determined using market quotes and calculations based on current market rates available to us.
     Impact of Recently Issued Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123 which, as discussed above and as allowed by SFAS 123, we have applied for pro forma purposes in the Notes to the Consolidated Financial Statements. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

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
     We are adopting SFAS 123(R) effective January 1, 2006 using the modified-prospective method. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and will continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) for all unvested options at the date of adoption and any option grants subsequent to adoption. The impact of adoption of SFAS 123(R) for the year ending December 31, 2006 and beyond will depend on various factors, including, but not limited to, our future compensation strategy. The pro forma compensation costs presented above and in our prior filings may not be indicative of amounts which should be expected in future years. We currently estimate the adoption of SFAS 123(R) will decrease net income for the year ending December 31, 2006 by approximately $0.8 million, or $0.03 per diluted common share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.4 million, $2.6 million and $0.4 million in 2005, 2004 and 2003, respectively.
     Reclassification
     Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.
2. Acquisitions
     During 2005, we acquired the assets of nineteen companies primarily within our Community Services Group. Aggregate consideration for these acquisitions was approximately $42.4 million, including $5.4 million of notes issued. The operating results of the acquisitions are included in the consolidated statements of income from the dates of acquisition. We accounted for the acquisitions under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill. Certain acquisitions contain provisions for additional payments to the sellers if specific earnings targets are met subsequent to the acquisition. The maximum aggregate earn-out payment under the agreements is approximately $9.7 million.

     The aggregate purchase price for the acquisitions was allocated as follows:

Other assets, current and long-term	$176
Property and equipment	245
Identifiable intangible assets	4,002
Goodwill	38,873
Accounts payable and accrued expenses	(903)

$42,393

3. Goodwill and Intangible Assets
     A summary of changes to goodwill during the year follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other	Total
Balance at January 1, 2004	$211,999	$7,589	$10,387	$331	$230,306
Goodwill added through acquisitions	7,653	—	3,830	—	11,483

Balance at December 31, 2004	219,652	7,589	14,217	331	241,789
Goodwill added through acquisitions	38,873	—	—	—	38,873
Adjustments to previously recorded goodwill	254	—	100	—	354

Balance at December 31, 2005	$258,779	$7,589	$14,317	$331	$281,016

Intangible assets are as follows:

	December 31, 2005		December 31, 2004
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization
Covenants not to compete	$20,877	$13,455	$16,950	$12,208

     Covenants not to compete are comprised of contractual agreements with stated values and terms and are amortized over the term of the agreements.
     Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1.2 million, $0.8 million and $1.3 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2006	$1,382
2007	1,153
2008	822
2009	781
2010	709

4. Debt
     Long-term debt consists of the following:

	December 31
	2005	2004
7.75% senior notes due 2013, net of discount of approximately $1.1 million	$148,926	$—
10.625% senior notes due 2008, paid in 2005	—	150,000
Term loan due 2008, paid in September 2005	—	15,000
5.9% convertible subordinated notes, paid in March 2005	—	12,759
Notes payable and other	6,626	2,202

	155,552	179,961
Less current portion	3,458	13,481

	$152,094	$166,480

     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes, which had an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The effective interest rate for these notes is approximately 7.87%. We used a portion of the proceeds from the offering of the Senior Notes to repurchase our 10.625% Senior Notes due November 15, 2008. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. The Senior Notes were registered under the Securities Act of 1933 in February 2006.
     Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As amended and restated, the facility consists of $175 million revolving credit facility, which can be increased to $225 million at our option and expires on October 3, 2010. The credit facility will be used primarily for working capital purposes and for letters of credit required under our insurance programs. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.
     As of December 31, 2005, we had irrevocable standby letters of credit in the principal amount of $60.1 million issued primarily in connection with our insurance programs. As of December 31, 2005, we had $114.9 million available under the revolver. At December 31, 2005, the Company had no borrowings on its revolver other than the standby letters of credit. The letters of credit had a borrowing rate of 1.75% at December 31, 2005.
     Maturities of long-term debt are as follows:

Year Ending December 31
2006	$3,458
2007	2,715
2008	258
2009	147
2010	6
Thereafter	150,077

$156,661

5. Income Taxes
     Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2005	2004	2003
Current:
Federal	$5,811	$8,599	$3,715
State	2,181	1,740	872
Foreign	432	289	305

Total current	8,424	10,628	4,892

Deferred:
Federal	1,633	489	2,265
State	633	156	373

Total deferred	2,266	645	2,638

Total income tax expense	$10,690	$11,273	$7,530

     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Year Ended December 31
	2005	2004	2003
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	5.2	3.9	3.9
Foreign income taxes, net of federal credits	0.7	0.2	0.5
Jobs tax credits, net	(7.2)	(4.4)	(5.0)
Nondeductible expenses and other	1.1	0.7	1.6
Nontaxable income	(1.3)	(1.0)	—

	33.5%	34.4%	36.0%

     During the years ended December 31, 2005, 2004 and 2003, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $3,376, $2,593 and $417, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2005	2004
Deferred tax assets:
Accounts receivable	$3,744	$3,422
Covenants not to compete and other intangible assets	1,723	1,784
Workers’ compensation costs	8,949	8,697
Compensated absences	3,302	2,980
Other insurance reserves	5,924	3,589
Other liabilities and reserves	1,705	2,575
Deferred gains and revenues	1,559	1,872
Deferred state income tax net operating loss carryforwards	3,498	2,956
Other	1,008	689

Total gross deferred tax assets	31,412	28,564
Less valuation allowance	2,715	2,080

Net deferred tax assets	28,697	26,484
Deferred tax liabilities:
Goodwill and other intangible assets	22,294	17,578
Other	325	562

Total deferred tax liabilities	22,619	18,140

Net deferred tax asset	$6,078	$8,344

Classified as follows:
Current deferred income tax asset	$22,426	$20,056
Noncurrent deferred income tax liability	(16,348)	(11,712)

Net deferred tax asset	$6,078	$8,344

     A valuation allowance for deferred tax assets was provided as of December 31, 2005 and 2004 related primarily to deferred state income tax net operating loss carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.
6. Detail of Certain Balance Sheet Accounts
     Property and equipment is summarized as follows:

	December 31
	2005	2004
Property and Equipment:
Land and land improvements	$7,793	$7,784
Furniture and equipment	74,878	65,105
Buildings	41,460	42,179
Leasehold improvements	22,655	19,323
Equipment under capital lease	5,055	5,055
Construction in progress	3,367	4,302

	155,208	143,748
Less accumulated depreciation and amortization	81,033	70,773

Net property and equipment	$74,175	$72,975

     Other assets are as follows:

	December 31
	2005	2004
Long-term receivables and advances to managed facilities	$4,211	$2,643
Covenants not to compete, net of accumulated amortization	7,422	4,742
Deposits	4,517	5,911
Deferred debt issuance costs	4,776	4,661
Other assets	3,185	1,710

	$24,111	$19,667

     Accrued expenses are summarized as follows:

	December 31
	2005	2004
Wages and payroll taxes	$23,269	$19,271
Compensated absences	12,750	11,290
Workers’ compensation	23,947	22,663
Professional and other liability self-insurance	14,760	8,943
Taxes other than income taxes	5,274	4,318
Interest	3,317	2,225
Other	7,422	9,005

	$90,739	$77,715

7. Preferred Stock Issuance
     On June 23, 2004, ResCare issued 48,095 shares of preferred stock to four investment funds controlled by Onex Corporation (the “Onex Partners”), at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity. In addition, we recorded an expense of $0.8 million in 2004 related to payments required under the provisions of the director stock option plans as a result of the transaction which was included as other operating expenses in the consolidated statement of income.
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
     Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $350,000 for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Partners no longer holds at least 26,452 shares of preferred stock. During 2005 and 2004, fees of $350,000 and $175,000, respectively, were paid to Onex Corporation under this agreement.
8. Earnings per Share
     The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2005	2004	2003
Net income attributable to common shareholders	$17,954	$6,117	$13,387

Weighted average number of common shares used in basic earnings per common share	26,424	25,341	24,500
Effect of dilutive securities:
Stock options	663	1,353	301

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	27,087	26,694	24,801

     The non-cash beneficial conversion feature attributable to preferred stock issued and sold in June 2004 decreased net income attributable to common shareholders by $14.8 million for the year ended December 31, 2004. See further discussion of the non-cash beneficial conversion feature in Note 7.
     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31
	2005	2004	2003
Convertible subordinated notes	103	494	5,319
Stock options	315	128	2,035

9. Segment Information
     The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other	Totals
2005
Revenues	$864,455	$152,749	$64,475	$7,091	$1,088,770
Operating income	86,065	16,422	5,703	(58,884)	49,306
Total assets	444,180	33,580	36,309	97,033	611,102
Capital expenditures	8,427	—	80	5,668	14,175
Depreciation and amortization	8,424	—	105	5,336	13,865
2004
Revenues	$819,597	$145,375	$38,341	$5,703	$1,009,016
Operating income	76,702	15,853	3,804	(43,829)	52,530
Total assets	389,980	32,670	25,708	138,308	586,666
Capital expenditures	7,193	—	39	8,785	16,017
Depreciation and amortization	6,882	—	35	5,290	12,207
2003
Revenues	$787,903	$138,786	$30,122	$4,522	$961,333
Operating income	69,738	15,213	3,537	(43,245)	45,243
Total assets	378,791	27,966	18,895	77,374	503,026
Capital expenditures	5,236	—	110	8,795	14,141
Depreciation and amortization	7,950	—	28	4,276	12,254
10. Benefit Plans
     We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $3.7 million, $3.5 million and $3.3 million in 2005, 2004 and 2003, respectively.
     We also sponsor various stock-based employee compensation plans under which we may grant restricted stock awards and options to purchase our common stock to salaried officers, directors and employees for up to 7,116,095 shares of common stock.
     Stock option activity, including options granted to employees and non-employee directors, is shown below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,532,930	$7.11	3,053,361	$6.63	2,517,766	$10.42
Granted	357,500	15.78	1,024,310	9.04	1,789,124	4.53
Exercised	(1,036,168)	6.14	(1,134,881)	5.95	(359,863)	3.76
Canceled or expired	(103,765)	11.11	(409,860)	11.87	(893,666)	14.49

Outstanding at end of year	1,750,497	9.22	2,532,930	7.10	3,053,361	6.61

Exercisable at end of year	1,282,128	$9.46	1,721,887	$6.66	2,144,918	$6.82

     The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of	Number	Weighted-Average		Number
Exercise	Outstanding at	Remaining	Weighted-Average	Exercisable at	Weighted-Average
Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price
$2.79 to 4.99	221,288	2.3 years	$3.09	186,660	$3.05
5.00 to 9.99	966,959	2.5 years	7.71	598,334	7.39
10.00 to 14.99	324,750	4.3 years	12.00	269,009	11.83
15.00 to 20.00	237,500	5.9 years	17.26	228,125	17.34

	1,750,497	3.3 years	$9.22	1,282,128	$9.46

     Activity for our restricted stock awards was as follows for the year ended December 31, 2005:

Balance at beginning of year	—
Granted	84,783
Vested	(3,000)
Forfeited	—

Balance at end of year	81,783

     Restricted stock awards generally vest in one-third increments over three years from the date of grant. Unearned compensation under the restricted stock award plans is amortized over the vesting periods. Compensation expense recognized related to our restricted stock award plans was $0.1 million in 2005. There were no restricted stock awards in 2004 or 2003. The weighted average grant date fair value of the restricted stock granted during 2005 was $15.78.
     Options are awarded at a price equal to the market price of our stock on the date of grant, and an option’s maximum term is normally five years. Generally all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to four years.
11. Lease Arrangements
     We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $49.6 million, $46.6 million and $45.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $40.6 million, $37.5 million and $35.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2020 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

     Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases
2006	$1,210	$34,391
2007	272	27,915
2008	112	22,320
2009	106	18,384
2010	63	15,401
Thereafter	4	31,057

Total minimum lease payments	1,767	$149,468

Less amounts representing interest	181

Present value of minimum lease payments	1,586
Less current maturities	1,096

Total long-term obligations under capital leases	$490

12. Financial Instruments
     At December 31, 2005 and 2004, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$148,926	$150,375	$—	$—
10.625% senior notes	—	—	150,000	164,550
Term loan	—	—	15,000	15,000
5.9% convertible subordinated notes	—	—	12,759	12,759
Notes payable and other	6,626	6,626	2,202	2,202
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

     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedeas bond has been filed with the Court of $6.0 million. Oral arguments were held on August 31, 2005. We have not made any provision in our consolidated financial statements for the potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of punitive damages. On February 4, 2002, the jury awards were entered by the Court, along with an award of punitive damages in the amount of $1 million. We appealed based on numerous appealable errors at trial and settled the case without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002, we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We have since sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In the interim, AISL filed a motion to transfer this action to the U.S. District Court of the District of Kansas which was granted. AISL filed a motion for summary judgment, which was denied, our motion to amend our pleadings was granted and we filed a motion for partial summary judgment which is pending. Based on the advice of counsel, we believe any damages resulting from this matter are covered by insurance. During 2005, we established a reserve in our consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter. Further, we believe that recovery of the settlement is probable and, therefore we do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
     In August 1998, with the approval of the State of Indiana, we relocated approximately 100 individuals from three of our larger facilities to community-based settings. In June 1999, in a lawsuit styled Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc., the lessor of these facilities filed suit against us in U.S. District Court, Southern District of Indiana, alleging in connection therewith breach of contract, conversion and fraudulent concealment. In January 2001, January 2002 and July 2002, Omega filed amended complaints alleging wrongful conduct in the appraisal process for the 1999 purchase of three other facilities located in Indiana, for conversion of the Medicaid certifications of the 1998 Indiana facilities and a facility in Kentucky that downsized in 1999, and for breach of contract in allowing the Kentucky facility to be closed. The parties had filed various motions for partial summary judgment. The Court denied Omega’s motion seeking summary judgment on breach of contract on the termination of the three Indiana facility leases in 1998, the Kentucky lease termination and the 1999 purchase of three facilities in Indiana. In addition, the Court has granted ResCare’s motion on the “unjust enrichment” and “conversion” of the Medicaid certifications, as well as the breach of contract claim in terminating the lease of the Kentucky facility and the alleged wrongful conduct in the appraisal process. The case previously set for trial in October 2005 was rescheduled for December 2005. We previously established a reserve in our consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter and in November 2005 the case, except for the breach of contract claim in allowing the Kentucky facility to be closed, was settled within the reserved amounts. In January 2006, Omega filed a Notice of Appeal on the Kentucky breach of contract claim with the U.S. Court of Appeals for the Seventh Circuit, claiming nearly $3.7 million in compensatory damages. We believe that this appeal is without merit and will defend it vigorously. We have not made any provision in our consolidated financial statements for any potential liability that may result from this appeal. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In addition, we are a party to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We believe that, generally, these claims are without merit. Further, many of such claims may be covered by insurance. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or liquidity..
14. Related Party Transactions
     We lease certain of our facilities under an operating lease with a real estate investment trust in which our chairman is a member of the trust’s board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $0.9 million for the year ended December 31, 2005, and $0.8 million for the years ended December 31, 2004 and 2003. Aggregate future rentals are estimated to be approximately $4.7 million, subject to annual increases based on the consumer price index.
     During 2005, with the review and approval of the Audit Committee, ResCare used an airplane from an entity owned by Ronald G. Geary, ResCare’s chairman, chief executive officer and president, for certain corporate travel, primarily related to the recent debt offering and the acquisition of ACS Workforce Services. Total costs incurred as of December 31, 2005 were approximately $0.1 million.
15. Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2005
Revenues	$258,660	$269,642	$279,421	$281,047	$1,088,770
Facility and program contribution	26,221	29,438	30,510	31,101	117,270
Net income	5,671	7,326	7,629	596	21,222
Net income attributable to common shareholders	4,790	6,196	6,460	505	17,954
Basic earnings per common share	0.18	0.24	0.24	0.02	0.68
Diluted earnings per common share	0.18	0.23	0.24	0.02	0.66

2004
Revenues	$245,182	$250,844	$255,485	$257,505	$1,009,016
Facility and program contribution	24,720	25,711	26,877	26,495	103,803
Net income	4,425	4,530	5,646	6,906	21,507
Net income (loss) attributable to common shareholders(1)	4,425	(10,254)	4,748	5,814	6,117
Basic earnings (loss) per common share	0.18	(0.40)	0.19	0.23	0.24
Diluted earnings (loss) per common share	0.17	(0.40)	0.18	0.22	0.23

(1)	Under the accounting treatment for the Onex transaction, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders in 2004. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

     During the periods presented, we recorded the following significant items:

Diluted
			Pre-tax	Net	Earnings
	Statement of Income	Quarter	Income	Income	per Share
	Line Item Impacted	Recorded	Impact	Impact	Impact
(For the year ended)
Year Ended December 31, 2005:
Refinancing charge(1)	Refinancing charge	4th	$(11,914)	$(7,923)	$(0.25)

(1)	We recorded a pre-tax charge of $11.9 million related to the refinancing and redemption of our 10.625% senior notes, including write-off of unamortized debt issuance costs, premiums paid to note holders for early redemption, and costs of a related consent solicitation.
16. Subsequent Event
     On January 3, 2006, our Employment Training Services segment completed the purchase of the operating assets and business of the Workforce Services Group of Affiliated Computer Services, Inc. (ACS Workforce Services). ACS Workforce Services has contracts in 15 states and Washington, D.C. and provides services to adults who have lost their jobs or face some barrier to employments. ACS Workforce Services offers job development, training and placement through federally funded programs administered by state and local governments and is the largest private provider of these services in the U.S. These training services are provided primarily through “one-stop” programs which are convenient service sites that enable job seekers and employers to receive government assistance, employment or training-related services at a single location. The purchase price of $69 million plus transaction costs was funded with existing cash, short-term investments and borrowings on our revolver.
17. Subsidiary Guarantors
     The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3–10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,192	$1,927	$2,775	$—	$9,894
Short-term investments	27,650	—	—	—	27,650
Accounts receivable, net	37,512	122,673	636	—	160,821
Refundable income taxes	416	—	(73)	—	343
Deferred income taxes	22,426	—	—	—	22,426
Prepaid expenses and other current assets	7,591	3,001	74	—	10,666

Total current assets	100,787	127,601	3,412	—	231,800

Property and equipment, net	28,430	45,288	457	—	74,175
Goodwill	66,405	210,002	4,609	—	281,016
Investment in subsidiaries	300,809	—	—	(300,809)	—
Other assets	9,866	14,245	—	—	24,111

	$506,297	$397,136	$8,478	$(300,809)	$611,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,360	$11,127	$105	$—	$40,592
Accrued expenses	56,529	33,954	256	—	90,739
Current portion of long-term debt	34	3,256	168	—	3,458
Current portion of obligations under capital leases	1,012	84	—	—	1,096

Total current liabilities	86,935	48,421	529	—	135,885

Intercompany	(49,227)	48,728	499	—	—
Long-term liabilities	157	265	—	—	422
Long-term debt	148,926	2,943	225	—	152,094
Obligations under capital leases	152	338	—	—	490
Deferred gains	1,004	2,861	—	—	3,865
Deferred income taxes	16,352	—	(4)	—	16,348

Total liabilities	204,299	103,556	1,249	—	309,104

Total shareholders’ equity	301,998	293,580	7,229	(300,809)	301,998

	$506,297	$397,136	$8,478	$(300,809)	$611,102

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,080	$3,590	$2,734	$—	$28,404
Short-term investments	53,235	—	—	—	53,235
Accounts receivable, net	35,713	102,025	464	—	138,202
Deferred income taxes	20,056	—	—	—	20,056
Prepaid expenses and other current assets	10,870	1,440	28	—	12,338

Total current assets	141,954	107,055	3,226	—	252,235

Property and equipment, net	29,303	43,608	64	—	72,975
Goodwill	66,404	170,906	4,479	—	241,789
Investment in subsidiaries	238,571	—	—	(238,571)	—
Other assets	10,315	9,390	(38)	—	19,667

	$486,547	$330,959	$7,731	$(238,571)	$586,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,184	$9,453	$136	$—	$37,773
Current portion of long-term debt	12,766	715	—	—	13,481
Current portion of obligations under capital leases	908	81	—	—	989
Accrued expenses	48,006	29,515	194	—	77,715
Accrued income taxes	1,099	—	559	—	1,658

Total current liabilities	90,963	39,764	889	—	131,616

Intercompany	(55,890)	49,649	6,241	—	—
Long-term liabilities	90	109	—	—	199
Long-term debt	165,000	1,480	—	—	166,480
Obligations under capital leases	1,165	421	—	—	1,586
Deferred gains	769	3,761	—	—	4,530
Deferred income taxes	13,907	(2,190)	(5)	—	11,712

Total liabilities	216,004	92,994	7,125	—	316,123

Total shareholders’ equity	270,543	237,965	606	(238,571)	270,543

	$486,547	$330,959	$7,731	$(238,571)	$586,666

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$243,593	$839,193	$5,984	$—	$1,088,770

Operating expenses	252,164	781,969	5,331	—	1,039,464

Operating (loss) income	(8,571)	57,224	653	—	49,306

Other (income) expenses:
Interest, net	8,279	8,906	209	—	17,394
Equity in earnings of subsidiaries	(32,427)	—	—	32,427	—

Total other expenses	(24,148)	8,906	209	32,427	17,394

Income before income taxes	15,577	48,318	444	(32,427)	31,912
Income tax (benefit) expense	(5,645)	16,186	149	—	10,690

Net income	$21,222	$32,132	$295	$(32,427)	$21,222

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$241,649	$763,023	$4,521	$(177)	$1,009,016

Operating expenses	245,997	706,802	3,864	(177)	956,486

Operating (loss) income	(4,348)	56,221	657	—	52,530

Other (income) expenses:
Interest, net	9,954	9,796	—	—	19,750
Equity in earnings of subsidiaries	(30,886)	—	—	30,886	—

Total other expenses	(20,932)	9,796	—	30,886	19,750

Income before income taxes	16,584	46,425	657	(30,886)	32,780
Income tax (benefit) expense	(4,923)	15,970	226	—	11,273

Net income	$21,507	$30,455	$431	$(30,886)	$21,507

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$230,213	$727,348	$3,967	$(195)	$961,333

Operating expenses	241,135	671,841	3,309	(195)	916,090

Operating (loss) income	(10,922)	55,507	658	—	45,243

Other (income) expenses:
Interest, net	10,718	13,526	82	—	24,326
Equity in earnings of subsidiaries	(27,237)	—	—	27,237	—

Total other expenses	(16,519)	13,526	82	27,237	24,326

Income before income taxes	5,597	41,981	576	(27,237)	20,917
Income tax (benefit) expense	(7,790)	15,113	207	—	7,530

Net income	$13,387	$26,868	$369	$(27,237)	$13,387

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$21,222	$32,132	$295	$(32,427)	$21,222
Adjustments to reconcile net income to cash provided by (used in)operating activities:
Depreciation and amortization	6,395	7,438	32	—	13,865
Amortization of discount and deferred debt issuance costs on notes	1,228	—	—	—	1,228
Restricted stock compensation	141	—	—	—	141
Deferred income taxes, net	75	2,190	1	—	2,266
Provision for losses on accounts receivable	—	4,789	—	—	4,789
Tax benefit from exercise of stock options	3,376	—	—	—	3,376
Loss on sale of assets	—	377	—	—	377
Equity in earnings of subsidiaries	(32,427)	—	—	32,427	—
Loss on refinancing	11,914	—	—	—	11,914
Changes in operating assets and liabilities	16,939	(24,980)	(6,583)	—	(14,624)

Cash provided by (used in) operating activities	28,863	21,946	(6,255)	—	44,554

Investing activities:
Purchases of property and equipment	(5,063)	(8,687)	(425)	—	(14,175)
Acquisitions of businesses, net of cash acquired	—	(36,959)	—	—	(36,959)
Proceeds from sale of assets	—	64	—	—	64
Purchases of short-term investments	(409,900)	—	—	—	(409,900)
Redemptions of short-term investments	435,485	—	—	—	435,485

Cash provided by (used in) investing activities	20,522	(45,582)	(425)	—	(25,485)

Financing activities:
Long-term debt repayments	(191,580)	(1,510)	—	—	(193,090)
Borrowings of long-term debt	161,830	—	393	—	162,223
Net payments relating to intercompany financing	(29,811)	23,483	6,328	—	—
Proceeds received from exercise of stock options	6,504	—	—	—	6,504
Debt issuance costs	(4,131)	—	—	—	(4,131)
Tender premium costs	(9,085)	—	—	—	(9,085)

Cash (used in) provided by financing activities	(66,273)	21,973	6,721	—	(37,579)

(Decrease) increase in cash and cash equivalents	(16,888)	(1,663)	41	—	(18,510)
Cash and cash equivalents at beginning of period	22,080	3,590	2,734	—	28,404

Cash and cash equivalents at end of period	$5,192	$1,927	$2,775	$—	$9,894

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$21,507	$30,455	$431	$(30,886)	$21,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,303	5,853	51	—	12,207
Amortization of discount and changes in deferred debt issuance costs on notes	1,173	—	—	—	1,173
Deferred income taxes, net	2,138	(2,190)	(1)	—	(53)
Provision for losses on accounts receivable	—	5,283	—	—	5,283
Tax benefit from exercise of stock options	2,593	—	—	—	2,593
Loss on sale of assets	—	207	—	—	207
Equity in earnings of subsidiaries	(30,886)	—	—	30,886	—
Changes in operating assets and liabilities	17,912	(21,068)	2,012	—	(1,144)

Cash provided by operating activities	20,740	18,540	2,493	—	41,773

Investing activities:
Purchases of property and equipment	(6,881)	(9,117)	(19)	—	(16,017)
Acquisitions of businesses, net of cash acquired	—	(11,249)	—	—	(11,249)
Proceeds from sale of assets	—	32	—	—	32
Purchases of short-term investments	(217,750)	—	—	—	(217,750)
Redemptions of short-term investments	164,515	—	—	—	164,515

Cash used in investing activities	(60,116)	(20,334)	(19)	—	(80,469)

Financing activities:
Long-term debt repayments	(8,483)	(742)	(285)	—	(9,510)
Net payments relating to intercompany financing	(3,623)	3,836	(213)	—	—
Proceeds received from exercise of stock options	6,561	—	—	—	6,561
Proceeds from issuance of preferred stock	46,609	—	—	—	46,609

Cash provided by (used in) financing activities	41,064	3,094	(498)	—	43,660

Increase in cash and cash equivalents	1,688	1,300	1,976	—	4,964
Cash and cash equivalents at beginning of period	20,392	2,290	758	—	23,440

Cash and cash equivalents at end of period	$22,080	$3,590	$2,734	$—	$28,404

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$13,387	$26,868	$369	$(27,237)	$13,387
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,598	6,596	60	—	12,254
Amortization of discount and changes in deferred debt issuance costs on notes	1,908	—	—	—	1,908
Deferred income taxes, net	2,639	—	(1)	—	2,638
Provision for losses on accounts receivable	—	7,328	—	—	7,328
Tax benefit from exercise of stock options	417	—	—	—	417
Loss on sale of assets	—	195	—	—	195
Equity in earnings of subsidiaries	(27,237)	—	—	27,237	—
Loss on extinguishment of debt	1,330	—	—	—	1,330
Changes in operating assets and liabilities	(32,030)	42,513	1,530	—	12,013

Cash (used in) provided by operating activities	(33,988)	83,500	1,958	—	51,470

Investing activities:
Purchases of property and equipment	(10,355)	(3,959)	173	—	(14,141)
Acquisitions of businesses, net of cash acquired	—	(9,758)	—	—	(9,758)
Purchases of short-term investments	(400)	—	—	—	(400)
Redemptions of short-term investments	15,515	—	—	—	15,515
Proceeds from sale of assets	—	405	—	—	405

Cash provided by (used in) investing activities	4,760	(13,312)	173	—	(8,379)

Financing activities:
Long-term debt borrowings	20,351	—	—	—	20,351
Long-term debt repayments	(95,479)	(972)	(1,833)	—	(98,284)
Net payments relating to intercompany financing	68,626	(68,554)	(72)	—	—
Proceeds from exercise of stock options	1,308	—	—	—	1,308

Cash used in financing activities	(5,194)	(69,526)	(1,905)	—	(76,625)

(Decrease) increase in cash and cash equivalents	(34,422)	662	226	—	(33,534)
Cash and cash equivalents at beginning of period	54,814	1,628	532	—	56,974

Cash and cash equivalents at end of period	$20,392	$2,290	$758	$—	$23,440

ResCare, Inc.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period
Allowance for doubtful accounts receivable:

Year ended December 31, 2005	$8,806	$4,789	$(4,316)	$—	$9,279
Year ended December 31, 2004	9,464	5,283	(5,941)	—	8,806
Year ended December 31, 2003	7,665	7,328	(5,529)	—	9,464