Form 10-K/A
period 2005-12-31
RES CARE INC /KY/
filed 2006-05-01
CIK 776325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from to
Commission File Number: 0-20372

RES-CARE, INC.
(Exact name of Registrant as specified in its charter)

KENTUCKY (State or other jurisdiction of incorporation or organization)	61-0875371 (IRS Employer Identification No.)

10140 Linn Station Road Louisville, Kentucky (Address of principal executive offices)	40223 (Zip Code)
Registrant’s telephone number, including area code: (502) 394-2100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and nonvoting common equity of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 30, 2005, was approximately $343,345,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of February 15, 2006 there were 27,072,738 shares of the registrant’s common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

PART III
     The Annual Report on Form 10-K of Res-Care, Inc. (ResCare or the Registrant), filed with the Commission on March 9, 2006, incorporated Part III of Form 10-K by reference from the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of ResCare’s year-end and, therefore, the information required by Part III of Form 10-K for the year ended December 31, 2005 is included in this amendment.

Item 10. Directors and Executive Officers of ResCare
     The Board of Directors is divided into three classes. Directors serve staggered three-year terms, and the term of one class of directors expires at each annual meeting.

		Director or
Name	Age	Officer Since	Principal Occupation
Class 1 — Term Expires 2008
Olivia F. Kirtley	55	1998	Business Consultant
Robert E. Hallagan	62	2004	Vice Chairman of Heidrick & Struggles
William E. Brock	75	2006	Founder and Chairman of The Brock Offices

Class II — Term Expires 2006
Steven S. Reed	44	2003	Attorney
E. Halsey Sandford	73	1984	Retired
Nigel S. Wright	42	2004	Managing Director of Onex Corporation

Class III — Term Expires 2007
Ronald G. Geary	58	1990	Chairman of the Board, President and Chief Executive Officer of ResCare
Robert Le Blanc	39	2004	Managing Director of Onex Corporation
David Braddock	61	2004	Professor in Psychiatry, University of Colorado School of Medicine
     Dr. David Braddock has served as a director of ResCare since 2004. Since 2001 he has been the Associate Vice President of the University of Colorado (CU) System, Executive Director of the Coleman Institute, and holder of the Coleman-Turner Chair in Cognitive Disability in the Department of Psychiatry in the School of Medicine at the CU Health Sciences Center. Dr. Braddock was at the University of Illinois at Chicago (UIC) from 1979 to 2001 as Professor of Human Development and Public Health, as the founding head of the Department of Disability and Human Development and of its research institute, and as an associate dean. Prior to UIC, he held positions with the Council for Exceptional Children, the Secretary’s Committee on Mental Retardation in the U.S. Department of Health, Education and Welfare, and with state developmental disabilities agencies in Texas, Missouri and Illinois. He is a principal author of the bi-annual publication of the State of the States in Developmental Disabilities and is a director of the International Special Olympics.
     William E. Brock is the founder and chairman of The Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. He served as Chairman of the Republican National Committee from 1977 to 1981 and previously as a Member of the U.S. House of Representatives from 1963 to 1971 and as U.S. Senator for the State of Tennessee from 1971 to 1977. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a director of On Assignment, Inc., HealthExtra, Inc. and Strayer Education, Inc.
     Ronald G. Geary, an attorney and certified public accountant, has served as a director and President of ResCare since 1990 and as Chief Executive Officer since 1993. He was elected Chairman of the Board in June 1998. Before he was named Chief Executive Officer, Mr. Geary was Chief Operating Officer of ResCare from 1990 to 1993. Mr. Geary is a director of Ventas, Inc., a real estate investment trust. Mr. Geary will retire effective June 22, 2006 as President and Chief Executive Officer of ResCare. He will remain as Chairman of the Board until the 2007 annual shareholders meeting.
     Robert E. Hallagan has served as a director of ResCare since 2004. He has been Vice Chairman of Heidrick & Struggles, an executive search firm with over 1,100 search professionals in 60 offices, since 1997. From 1991 to 1997 he served as the firm’s President and Chief Executive Officer. Mr. Hallagan is co-founder and Chairman of the Center For Board Leadership, a joint venture with the National Association of Corporate Directors, of which he is also Chairman.
     Olivia F. Kirtley, a certified public accountant, has served as a director of ResCare since 1998. Ms. Kirtley is former Chairman of the Board of the American Institute of Certified Public Accountants (AICPA) and of the AICPA Board of Examiners. From 1991 to 2000, Ms. Kirtley served as Vice President and Chief Financial Officer of Vermont American Corporation, a leading manufacturer and marketer of power tool accessories. Ms. Kirtley is a director of Alderwoods Group, Inc, an operator of funeral homes and Papa Johns International, Inc., an international pizza company.
     Robert M. Le Blanc has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years. He also worked for five years with GE Capital in a variety of positions including corporate finance and corporate strategy. Mr. Le Blanc is the Lead Director of Magellan Health Services, Inc., a provider of behavioral healthcare services, and a director of Emergency Medical Services, Inc., Center for Diagnostic Imaging, Inc., Skilled Healthcare Group, Inc., First Berkshire Hathaway Life and Cypress Insurance.
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
     Nigel S. Wright has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation, where he has worked since 1997. He practiced mergers and acquisitions and securities law at the Toronto firm of Davies, Ward & Beck from 1991 to 1997, and served in a policy development role in the Office of the Prime Minister of Canada from 1984 to 1986 and again from 1990 to 1991.
     Executive Officers of ResCare
     The executive officers of ResCare are Ronald G. Geary, whose experience is described above, Paul G. Dunn, Ralph G. Gronefeld, Jr., Vincent F. Doran, Katherine W. Gilchrist, and David W. Miles.

     Mr. Dunn, age 40, has served as President of ResCare’s Arbor E&T operations, which provide development, training and placement for people with barriers to employment, since January 2006. Mr. Dunn previously served as ResCare’s Chief Development Officer from 1997 and had responsibility for overseeing all of ResCare’s development activities and government relations. From 1999 to 2000, he also served as Executive Vice President for ResCare’s Alternative Youth Services and Youthtrack operations. From 1992 to 1997, Mr. Dunn was employed by Laidlaw, Inc., and in his last position he served as Corporate Director, Financial Operations for Laidlaw’s ambulance services operation subsidiary.
     Mr. Gronefeld, age 47, a certified public accountant, has been selected to become ResCare’s President and Chief Executive Officer, succeeding Ronald G. Geary effective June 22, 2006. Mr. Gronefeld has served as President of the Community Services Group (formerly known as the Division for Persons with Disabilities) since March 2002 after serving as Executive Vice President-Operations of that division from March 2001. He also served as ResCare’s Chief Financial Officer from May 1998 until March 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities.
     Mr. Doran, age 55, has served as President of the Employment and Training Services Group (formerly known as the Division for Training Services) since January, 2002 after serving as President of the Division for Youth Services from August 2000 and as President, Job Corps Operations from 1997. Before joining ResCare, Mr. Doran was President for Job Corps Operations for Teledyne Economic Development, a product line of the Teledyne Controls business of Teledyne Industries, Inc., a publicly traded conglomerate where he had been employed in various capacities for twenty-five years.
     Ms. Gilchrist, age 53, a certified public accountant, has served as Senior Vice President of Accounts Receivable and Chief Project Management Officer since April 2004. She joined ResCare as Vice President and Chief Financial Officer for the Division for Persons with Disabilities in March 2001. From 1998 to 2001, she served as Vice President-Financial Operations for the East Region of American Medical Response, Inc. (a subsidiary of Laidlaw, Inc.), a national healthcare transportation services company. From 1996 to 1998, she was Vice President of Operations for a health maintenance organization serving the State of Connecticut and from 1994 to 1996 she was managing director for operations for a company that developed and implemented computer systems for health maintenance organizations.
     Mr. Miles, age 40, a certified public accountant, has served as Chief Financial Officer since February 2005 and as Vice President, Controller since 2001 with responsibility for overseeing all aspects of the accounting function including financial reporting and compliance with Sarbanes-Oxley regulations. He joined ResCare in March 1998 as Director of Reporting. Prior to joining ResCare, Mr. Miles spent ten years with Ernst & Young, LLP.
Audit Committee and Audit Committee Financial Expert
     ResCare has a standing audit committee whose members are Olivia F. Kirtley, Chairman, E. Halsey Sandford and Robert E. Hallagan. ResCare’s board of directors has determined that all the members of the audit committee, are “independent” within the meaning of the rules of The Nasdaq National Market and the rules of the Securities and Exchange Commission under the Sarbanes-Oxley Act and that all qualify as “audit committee financial experts” within the meaning of the SEC rules.

Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires ResCare’s directors and executive officers and people who own more than 10 percent of ResCare’s common shares to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports, there were no late filings in 2005.
Item 11. Executive Compensation
Summary Compensation Table
     The following table provides information concerning compensation awarded to or earned by the executive officers of ResCare for the last three years.

				Long-Term
				Compensation
		Annual Compensation		Awards
				Securities
				Underlying	Restricted	All Other
Name and Principal Position				Options/SAR	Stock Awards	Compensation
as of December 31, 2005	Year	Salary	Bonus (1)	(shares)		$(2)

Ronald G. Geary	2005	$355,347	$353,875	337,500	0	$411,686
Chairman of the Board, President and Chief Executive Officer	2004	353,319	60,711	112,500	0	21,790
	2003	364,948	133,174	123,602	0	14,022

Vincent F. Doran	2005	299,635	130,875	0	300,000	222,181
President, Division for Training	2004	276,759	91,825	0	0	10,431
Services	2003	283,064	—	14,380	0	9,641

Ralph G. Gronefeld, Jr.	2005	328,495	265,233	0	535,185	44,605
President, Division for Persons with	2004	246,615	39,480	0	0	8,749
Disabilities	2003	244,039	89,300	35,197	0	8,023

Paul G. Dunn	2005	232,881	62,770	0	200,000	58,739
Chief Development Officer	2004	220,380	37,485	0	0	15,417
	2003	218,078	69,972	21,271	0	15,053

Katherine W. Gilchrist	2005	209,923	91,611	0	200,000	8,550
Senior Vice President of Accounts	2004	199,389	23,541	0	0	6,615
Receivable & Chief Project Management Officer	2003	197,307	59,280	22,988	0	7,571

David W. Miles	2005	187,028	40,014	10,000	0	5,718
Chief Financial Officer	2004	162,067	20,000	0	0	6,110
	2003	129,502	22,668	16,820	0	4,652

(1)	Bonuses paid to the executive officers are based on attainment of performance goals approved by the Executive Compensation Committee of the Board of Directors and as otherwise provided in their employment agreements.

(2)	Except as noted, All Other Compensation represents amounts ResCare contributed to the Retirement Savings Plan, and to the 401(k) Restoration Plan, which is described later. For 2005, All Other Compensation includes distributions from the 401(k) Restoration Plan as described below. Mr. Dunn’s other compensation for 2004 and 2003 includes loan forgiveness of $7,179 and $6,976, respectively, due on loans ResCare made to him before 1998. Mr. Geary’s Other Compensation for 2004 also includes $1,124 toward the cost of Mr. Geary’s annual physical, $1,301 for the computer at Mr. Geary’s home and $1,500 for tax and financial planning and for 2005 it includes $1,359 for income tax return preparation, $607 for tax and financial planning, $1,725 for home computer and $819 toward the cost of Mr. Geary’s annual physical.
     Effective December 1, 2005, following an evaluation of the substantial material changes needed to bring the 401(k) Restoration Plan into compliance with new Section 409A of the Internal Revenue Code, ResCare terminated its 401(k) Restoration Plan and distributed the balance of participants’ accounts to the participants. ResCare established the 401(k) Restoration Plan to permit certain members of management to defer compensation before taxes and to permit ResCare to make a matching contribution on behalf of such employees without the restrictions imposed by the Internal Revenue Code on the tax-qualified Retirement Savings Plan. ResCare’s matching contribution was coordinated between the two plans so that ResCare matched on behalf of each participant the employee’s contribution dollar for dollar up to the first 3% and one-half of the next 2% of the employee’s salary, which is the same as the contribution ResCare makes for employees who participate in ResCare’s Retirement Savings Plan. The Plan distributed $393,799 to Mr. Geary, $210,947 to Mr. Doran, $34,867 to Mr. Gronefeld and $49,358 to Mr. Dunn which is included in their All Other Compensation under the Summary Compensation Table above.
Option Grants in 2005

				Potential Realized Value
				at Assumed Annual Rates of Stock Price
		Individual Grants		Appreciation for Option Term (1)
	Number of	% of Total
	Securities	Options/SARs	Exercise
	Underlying	Granted to	or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/SH)	Date	5% ($)	10% ($)
Ronald G. Geary	112,500	31.3%	12.96	02-24-2011	$402,819	$890,124
Ronald G. Geary	225,000	62.5%	17.37	12-30-2011	1,329,179	3,015,453
David W. Miles	10,000	2.8%	12.27	04-01-2010	33,900	74,910

(1)	The dollar amounts in this table represent the potential value that may be realized from the stock options granted, assuming that the market price of the shares appreciate in value from the date of grant to the end of the option term at annualized rates of five and ten percent. Therefore, these amounts are not the actual value of the options granted and are not intended to forecast possible future appreciation, if any, of the prices of ResCare common shares. The share prices may not appreciate at these rates or at all.
Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values
     This table shows option exercises by executive officers during the year ended December 31, 2005. It indicates the total number of exercisable and unexercisable stock options on December 31, 2005 held by the executive officers named in the Summary Compensation Table and the related value of such options based on the last sales price of the common stock on The Nasdaq National Market on December 31, 2005 of $17.37 per share.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
			at December 31, 2005 (# shares)		at December 31, 2005 ($)
	Shares
	Acquired on	Value Realized
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald G. Geary	88,987	$1,818,834	709,615	0	$4,028,140	$0
Vincent F. Doran	9,000	82,080	10,380	0	148,849	0
Ralph G. Gronefeld, Jr.	35,000	422,620	35,197	0	503,814	0
Paul G. Dunn	35,055	446,710	0	0	0	0
Katherine W. Gilchrist	26,000	312,767	0	0	0	0
David W. Miles	0	0	13,154	6,666	130,011	33,997

(1)	Market value on the date of exercise of shares acquired upon exercise, less the option exercise price.
Employment Agreements
     President and Chief Executive Officer
     On April 24, 2006, ResCare entered into an agreement with Mr. Geary that was approved by all of the independent directors setting forth the terms on which he would serve a one-year term as non-executive Chairman of the Board following his retirement as President and Chief Executive Officer effective June 22, 2006.
     As non-executive Chairman of the Board, Mr. Geary would be responsible for leading the board of directors, including preparing for and conducting board meetings, the development and effective performance of the board of directors, participation in strategic planning and facilitating communication between the board and management. He would also serve in an advisory capacity to the president and chief executive officer concerning the interests and management of the company, would assist with the company’s external relationships, and would carry out special assignment in collaboration with the CEO, management or the board of directors.
     Mr. Geary’s base salary as President and Chief Executive Officer under his existing employment agreement increases from $360,000 to $475,000 effective as of October 1, 2005 and continuing through June 22, 2006. Mr. Geary will receive $950,000, payable in quarterly installments in advance beginning July 1, 2006, for serving a one-year term as non-executive Chairman of the Board.
     Mr. Geary will have the use of his current office and executive assistant at the ResCare Resource Center and full access to all communication and office systems and equipment at the Resource Center. The computer equipment and furniture currently in Mr. Geary’s home office will be conveyed to him at no charge. ResCare will reimburse Mr. Geary for expenses incurred in the use of the equipment in his home office. ResCare will reimburse Mr. Geary for premiums paid for family health insurance coverage in ResCare’s health insurance plan under COBRA and, upon expiration of COBRA, premiums for coverage under the company’s plan, up to the total cost of such coverage as offered to executive employees of ResCare, or otherwise until Mr. Geary qualifies for coverage under Medicare. ResCare will also reimburse Mr. Geary for legal fees up to $15,000, and for professional dues and professional license fees, and reasonable legal and accounting fees for tax planning and reasonable expenses not covered by insurance for Mr. Geary’s annual physical for as long as he serves as Chairman of the Board.
     Mr. Geary’s current employment agreement with ResCare was signed in 1995 and will terminate effective upon his retirement June 22, 2006. Under the agreement, Mr. Geary receives a base salary that adjusts each year based on the increase in the consumer price index for Urban Wage Earners and Clerical Workers. Mr. Geary’s base salary through September 30, 2005 was $360,000. Mr. Geary is eligible for an annual bonus equal to up to 50 percent of his base salary based on performance criteria to which Mr. Geary and the executive compensation committee of the Board of Directors mutually agree. For 2005, the executive compensation committee determined to increase Mr. Geary’s bonus eligibility to 100% of his salary. Based on the increased base salary as described above and based on the company’s performance, Mr. Geary earned 74.5% of the maximum bonus or $353,825. In addition, under the employment agreement ResCare grants Mr. Geary options to purchase 112,500 common shares on the last Thursday of February during each of the remaining years of the term of the agreement at the fair market value on the date of the grant. The options vest on the date of the grant and are in effect for six years. On December 30, 2005, the Executive Compensation Committee of the Board of Directors accelerated grants under Mr. Geary’s employment contract and granted him options to purchase 225,000 common shares as part of the negotiation of a new employment agreement, which was not finalized.
     In addition, although Mr. Geary’s contract provides for ResCare to provide to Mr. Geary the maximum disability insurance coverage permitted under ResCare’s current benefit plan, Mr. Geary has not taken the maximum benefit during the term of this contract. ResCare equips an office in Mr. Geary’s home, and pays fees for personal tax and financial planning and for the expenses of an annual physical not covered by Mr. Geary’s insurance. The agreement also provides that if Mr. Geary’s employment is terminated following a change in the control of ResCare, Mr. Geary will be entitled to receive the unpaid balance of his full base salary through the effective termination date of the agreement and for an additional two years. The agreement may be terminated with or without cause at any time. If it is terminated without cause, Mr. Geary will continue to receive his base salary for the balance of the term. He would also receive a prorated bonus earned for that year plus any unpaid cash bonus for a prior year. If there is a change of control of ResCare or if the agreement is terminated, Mr. Geary is entitled to have ResCare repurchase unexercised vested options at an amount equal to the closing price on the last trading day before termination less the exercise price.
     If his employment is terminated for any reason, Mr. Geary will be prohibited from competing with ResCare for one year. If his employment is terminated by ResCare without cause, Mr. Geary is prohibited from competing until one year after his payments under the agreement end.
Employment agreements with other named executives:
     On August 3, 2005, ResCare entered into new employment agreements with four of the executive officers: Vincent F. Doran, Paul G. Dunn, Katherine W. Gilchrist and Ralph G. Gronefeld (the “executive officers”). On March 6, 2006, ResCare entered into a new employment agreement with David W. Miles, its Chief Financial Officer. The agreements are substantially similar to each other, and were approved by the Executive Compensation Committee of the Board of Directors (the “committee”).
     Term. The agreements for Messrs. Doran, Dunn and Gronefeld and Ms. Gilchrist are for terms expiring on December 31, 2007. The term of Mr. Miles’ agreement expires on December 31, 2008. Four of the agreements may be renewed for successive one-year terms at the company’s option with the executive officer’s consent; Mr. Dunn’s agreement renews automatically unless terminated in accordance with its terms.

Base Salary. Base salaries are:
•	$300,000 for Mr. Doran, subject to annual increases equal to the consumer price index for “All Urban Consumers, All Items”;

•	$233,000 for Mr. Dunn, which increases to $250,000 effective January 1, 2006;

•	$210,000 for Ms. Gilchrist, subject to annual increases equal to the consumer price index for “All Urban Consumers, All Items”;

•	$325,000 for Mr. Gronefeld, which increases to $362,500 effective January 1, 2006 and to $400,000 effective January 1, 2007;

•	$235,000 for Mr. Miles, retroactive to November 1, 2005 when he was appointed Chief Financial Officer, subject to annual increases equal to the consumer price index for “All Urban Consumers, All Items.”
    Bonus. Each of the executive officers is eligible to receive an annual cash bonus based upon the attainment of company and individual performance criteria. Before any of the executive officers except Mr. Miles can earn a bonus for 2005, ResCare must meet or exceed 91.11% of the EBITDA target for 2005 set for the company by the board of directors. After 2005, ResCare must meet or exceed 90% of its annual EBITDA target. In each case, actual EBITDA may be increased by any extraordinary charges or losses and other appropriate additions as determined by the Committee. These EBITDA levels are considered the EBITDA thresholds.
    For each executive officer bonus, the company component will be measured against a range between the annual EBITDA target set by the board and the EBITDA threshold that must be met for any bonus to be granted, which is referred to as the incentive range. A percentage factor will be applied to the maximum percentage for the company component to arrive at the actual company component for that year. For Mr. Doran and Ms. Gilchrist, the percentage factor is equal to 50% plus 50% multiplied by the difference between the company’s actual EBITDA performance and the established EBITDA threshold divided by the incentive range. For Mr. Dunn and Mr. Gronefeld, the percentage factor is equal to 60% plus 40% multiplied by the difference between the company’s actual EBITDA performance and the established EBITDA threshold divided by the incentive range. For Mr. Miles, the percentage factor is equal to the amount by which actual EBITDA performance exceeds the annual EBITDA threshold for that year divided by the incentive range.
    Mr. Doran is eligible for a bonus of up to a total of 100% of his base salary. In 2005, a maximum of 50% of the bonus is based on the company’s EBITDA performance and a maximum of 50% is based on the performance of his group. For 2005, Mr. Doran was awarded a bonus equal to 50% for the company’s performance or $130,875. For 2006 and 2007, the Committee will establish the maximum percentages for the two components with between 25% and 50% for the group and between 50% and 75% for the company with a total always to be equal to 100%. For 2005, the group percentage is based on criteria in three categories: group EBITDA target, Job Corps center ratings, and internal group growth. The maximum percentage for 2005 for the first category is 25% and 12.5% for each of the other two categories. After 2005, the Committee will determine the criteria for performance measures.
    Mr. Dunn is eligible for a bonus of up to a total of 100% of his base salary for 2005 and up to 107% for years after 2005. In 2005, a maximum of 30% of the bonus is based on the company’s EBITDA performance and a maximum of 70% is based on acquisitions performance criteria. For 2005, Mr. Dunn was awarded a bonus equal to 30% for the company’s performance or $62,770. Because Mr. Dunn’s position has changed, for the years following 2005 the Committee will establish the maximum percentages for the two components with between 50% and 70% attributed to the Arbor component and between 30% and 50% to the company performance with a total always to be equal to 107%. For 2005, the acquisition percentage is based on the net increase for such calendar year in the company’s reported EBITDA from acquisitions, tuck-ins, new operations, management arrangements and consulting arrangements that are closed or initially effective during the applicable calendar year. The acquisition percentage is equal to 77% multiplied by a factor which is calculated by adding 90% and a number equal to 20% times the ratio of the difference between the actual acquisition EBITDA and the minimum acquisition target to the established range for the acquisitions target. After 2005, the Committee will determine the Arbor criteria.
     Ms. Gilchrist is eligible for a bonus of up to a total of 100% of her base salary. In 2005, a maximum of 50% of the bonus is based on the company’s EBITDA performance and a maximum of 50% is based on the performance of the departments for which Ms. Gilchrist is responsible. For 2005, Ms. Gilchrist was awarded a bonus equal to 50% for the company’s performance or $91,611. For 2006 and 2007, the Committee will establish the maximum percentages for the two components between 40% and 60% for the departments’ performance and between 40% and 60% for the company’s with a total always to be equal to 100%. For 2005, the department percentage is based on criteria in four categories: accounts receivable day sales outstanding, the development and implementation of a scheduling system for periodic services, completion of a contract management system for the Arbor contracts, and implementation of the software programs for the management of the New York We Care contracts and the maximum percentage for each category is 12.5%. After 2005, the Committee will determine the criteria for performance measures.
     Mr. Gronefeld is eligible for a bonus of up to a total of 100% of his base salary. In 2005, a maximum of 70% of the bonus is based on the company’s EBITDA performance and a maximum of 30% is based on the performance of his group. For 2005, Mr. Gronefeld was awarded a bonus equal to 82% for the company’s performance and for partially meeting goals for his group, or $265,233. For the following years, the Committee will establish the maximum percentages for the two components with between 30% and 50% attributed to his group and between 50% and 70% to the company performance with a total always to be equal to 100%. For 2005, the group percentage is based on criteria in four categories: Best in Class (quality measures); employee stability and turnover rates; accounts receivable measures; and workers compensation and auto claims. The maximum percentage for each category is 7.5%. After 2005, the Committee will determine the criteria for performance measures.
     Mr. Miles is eligible for a bonus of up to a total of 100% of his base salary. For 2005, under his prior contract which entitled him to a bonus of up to 40% of his base salary with 35% of the bonus based on the company’s performance and 65% based on department and personal goals, Mr. Miles was awarded a bonus equal to 21.4% or $40,014. In 2006, a maximum of 50% of the bonus is based on the Company’s EBITDA performance and a maximum of 50% is based on the performance of the departments for which Mr. Miles is responsible. For each calendar year following 2006, the Committee will establish the maximum percentages for the two components between 40% and 60% for the departments’ performance and between 40% and 60% for the Company’s with a total always to be equal to

100%. For each year of the agreement, the Committee will determine the performance criteria.
     Restricted Stock Awards. Upon the execution of his agreement, ResCare awarded Mr. Gronefeld 9,000 shares of restricted stock that vest in one-third increments on December 31, 2005, 2006 and 2007.
     In addition, each executive officer was awarded upon execution of his or her agreement and on December 31, 2005 (except for Mr. Miles), and will be awarded on each December 31 during the term of the agreement, a number of shares equal to a stated dollar amount divided by the closing price on the award date, provided the executive officer continues to be employed by ResCare. The stated dollar amounts are:
•	$150,000 for Mr. Doran (9,987 shares awarded on August 3, 2005 and 8,636 shares on December 31, 2005)

•	$100,000 for each of Mr. Dunn, Mr. Miles and Ms. Gilchrist (6,658 shares awarded on August 3, 2005 and 5,757 shares on December 31, 2005 to Mr. Dunn and Ms. Gilchrist and 5,461 shares to Mr. Miles on March 6, 2006)

•	$200,000 for Mr. Gronefeld (13,316 shares awarded on August 3, 2005 and 11,514 shares on December 31, 2005).
     One-third of the restricted shares of each award vest in one-third increments annually beginning on the third anniversary of the award of the shares, as long as the executive officer continues to be employed on those dates. For purposes of determining vesting dates, the award on the execution date is deemed to have been awarded on December 31, 2004.
     Two-thirds of each restricted share award is considered a performance award that will only vest if the sum of ResCare’s EBITDA performance for the three calendar years preceding the vesting date meets or exceeds 90% of the sum of the annual EBITDA target amounts established by the board of directors for the same previous three years. The restricted shares will vest in one-third increments annually on March 15 immediately after the third, fourth and fifth anniversaries of the award of the shares.
     In case of a executive director’s death, permanent disability or a “change of control” as defined in ResCare’s 2005 Omnibus Incentive Compensation Plan, all of the then unvested shares will vest immediately upon such occurrence.
     Termination. If the employment agreement is terminated without cause by the Company, Messrs. Doran and Dunn and Ms. Gilchrist are entitled to receive base salary for 18 months after termination and Messrs. Gronefeld and Miles are entitled to receive base salary for 12 months after termination. In the case of Mr. Doran, if his employment agreement is terminated without cause by ResCare within one year after a change of control, he is entitled to receive his full base salary for 15 months after termination.
     If the employment agreement is terminated because the Company elects not to renew it, Messrs. Doran and Gronefeld, and Ms. Gilchrist are entitled to receive base salary for 18 months after termination and Messrs. Dunn and Miles are entitled to receive base salary for 12 months after termination.

       If employment is terminated because of disability, each executive officer will continue to receive base salary until the earlier of the termination of the agreement or the commencement of disability benefits under the benefit plan. In addition, if the agreement terminates because of commencement of disability benefits and the disability benefits do not equal 100% of base salary, each of them will receive the difference between base salary and the disability payment until the agreement terminates due to disability as provided in the agreement.
       Restrictive covenants. Each executive officer agrees not to compete with ResCare during employment and for a stated period of time after termination of his employment: 12 months in the cases of Messrs. Doran, Dunn and Miles and 18 months in the cases of Ms. Gilchrist and Mr. Gronefeld. The period is 18 months for Mr. Dunn if termination is due to expiration of his agreement. Each executive officer also agrees to maintain confidentiality of ResCare’s information and not to disparage ResCare or its employees.
       Other provisions. Mr. Doran receives an automobile allowance as allowed under federal regulations for Job Corps. ResCare also agreed to pay the portion of reasonable and customary costs of an annual executive physical at the Mayo Clinic or other comparable facility for Mr. Gronefeld that are not paid by his health insurance.
Compensation of Directors
     Directors who are employees of ResCare receive no compensation for their services as directors. Each of ResCare’s non-employee directors (all of the directors except Mr. Geary) receives:
▪	an annual retainer of $18,000;

▪	$1,500 for each board meeting that he or she attends;

▪	$750 for each committee meeting he or she attends;

▪	an annual retainer of $3,000 as a chair of a committee;

▪	an annual retainer of $36,000 for each member of the executive committee.
     On July 1, 2005 each non-employee director was granted 1,500 shares of restricted stock under the Omnibus Incentive Compensation Plan that vest in one-third increments beginning on the first anniversary of the grant.
     On March 2, 2006, the Board of Directors approved a recommendation from the Corporate Governance and Nominating Committee to restructure the compensation for directors effective April 1, 2006 as follows:
▪	Annual cash retainer of $25,000;

▪	$1,500 for each board meeting attended;

▪	$750 for each committee meeting attended;

▪	Annual cash retainer of $3,000 for the chairs of all committees except the audit committee;

▪	Annual cash retainer of $12,000 for the chair of the audit committee;

▪	Annual grant of 2,000 shares of restricted stock on July 1 of each year with the restricted stock to vest over a three-year period beginning on the first anniversary of the grant;

  • As part of these changes, the Board eliminated the executive committee, which had met in months when there was no board meeting, to reflect the assumption of the executive committee’s functions by the other committees of the board.

     The director fees for Messrs. Le Blanc and Wright are paid to Onex Partners Management LP and the fees for Dr. Braddock are paid to University Physicians, Inc., the Colorado University faculty practice plan of which Dr. Braddock is a member. Messrs. Le Blanc and Wright declined the restricted stock grant based on the policies of their employer.
     On January 19, 2006 the Corporate Governance and Nominating Committee of the Board approved the adoption of the ResCare Nonemployee Director Deferred Stock Compensation Program under which nonemployee directors may defer their director fee payments and receive such deferred payments in the form of ResCare common shares. The Program was described in the Company’s Report on Form 8-K filed on January 24, 2006. Ms. Kirtley, Dr. Braddock and Mr. Hallagan have elected to defer some or all of their director fees under the Program.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
     The following table sets forth information regarding the common shares authorized for issuance under all of our equity compensation plans for employees and non-employee directors as of December 31, 2005.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance under
Plan Category	outstanding options	outstanding options	equity compensation plans
Equity compensation plans approved by shareholders	1,750,497	$ 9.22	289,510
Ownership of Equity Securities
     The following table shows information about the beneficial ownership of ResCare common shares as of March 31, 2006 by:
▪	each person known to ResCare who beneficially owns more than 5 percent of the outstanding ResCare common shares or has filed a Schedule 13G or 13D with the Securities and Exchange Commission with respect to ResCare shares;

▪	each of ResCare’s directors;

▪	each of ResCare’s executive officers named in the Summary Compensation Table on page 6; and

▪	all directors and executive officers of ResCare as a group.
Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

	Number of Shares
Name of Beneficial Owner (1)	Beneficially Owned (2)		Percent of Total (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
Ronald G. Geary	983,043	(3)(12)	3.5%
E. Halsey Sandford	96,550	(4)	*
Ralph G. Gronefeld, Jr.	72,239	(5)	*
Olivia F. Kirtley	40,950	(6)	*
Vincent F. Doran	41,503	(7)	*
Katherine W. Gilchrist	18,415	(8)	*
Paul G. Dunn	15,715	(9)	*
David W. Miles	16,948	(10)	*
Steven S. Reed	3,750	(11)	*
David Braddock, Ph.D.	3,750	(11)	*
Robert E. Hallagan	3,750	(11)	*
Robert M. Le Blanc	0	(12)(13)	*
Nigel S. Wright	0	(13)	*
William E. Brock	0
All directors and executive officers as a group (13 persons)	1,296,613	(14)	4.6%

OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	8,509,500	(15)	26.3%
FMR Corporation	3,990,884	(17)	14.4%
Dimensional Fund Advisors	1,487,091	(16)	5.3%
Bank of America Corporation	2,972,042	(16)	10.7%
Credit Suisse	1,661,058	(16)	6.0%

*	Indicates less than 1 percent of outstanding common shares.

(1)	The addresses of the people ResCare knows beneficially own more than five percent of the outstanding common shares are as follows: FMR Corporation, 82 Devonshire Street, Boston, Massachusetts 02109; Onex Corporation, 161 Bay Street, Toronto, Ontario M5J 2S1 Canada; Bank of America Corporation, 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, NC 28255; Dimensional Fund Advisors, 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401; Credit Suisse, Uetlibergstrasse 231, P. O. Box 900, CH8070, Zurich, Switzerland.

(2)	Each named person or group is considered to be the beneficial owner of securities that the person may acquire within 60 days through the exercise or conversion of convertible securities, options, warrants and rights, if any. Those securities are included in the total number of outstanding shares when computing the percentage beneficially owned by the person or group. The securities are not included in the total number of outstanding shares when computing the percentage of shares beneficially owned by any other person or group. The number of shares includes shares that would be issued when a person converts convertible securities or when a person or group exercises options (including employee stock options).

(3)	Includes 319.500 shares subject to options that are presently exercisable and 5,170 shares held for the benefit of Mr. Geary by the Retirement Savings Plan over which Mr. Geary has no voting power but does have investment power. Mr. Geary’s shares are subject to voting covenants with Onex as described on page 17 and in footnote (15). Mr. Geary has pledged 100,000 as security for obligations.

(4)	Includes 2,250 shares subject to options that are presently exercisable. Does not include 103,950 shares held in trust for the benefit of Mrs. Sandford and their children for which Mrs. Sandford is trustee and over which Mr. Sandford has no voting or investment power and in which he disclaims any beneficial interest.

(5)	Includes 35,197 shares subject to options that are presently exercisable and 2,512 shares held by the Retirement Savings Plan over which Mr. Gronefeld has no voting power, but does have investment power. Also includes 700 shares held in Mrs. Gronefeld’s IRA over which Mr. Gronefeld holds neither voting nor investment power.

(6)	Includes 32,100 shares over which Ms. Kirtley shares voting and investment power with her husband. Also includes 600 shares in Dr. Kirtley’s retirement plan over which Ms. Kirtley has neither voting nor investment power and includes 2,250 shares subject to options that are presently exercisable.

(7)	Includes 10,380 shares subject to options that are presently exercisable, 2,500 held in an IRA and 1,000 shares over which Mr. Doran shares voting and investment power with his wife.

(8)	Includes 6,000 shares over which Ms. Gilchrist shares voting and investment power with her husband.

(9)	Includes 3,300 shares over which Mr. Dunn shares voting and investment power with his wife.

(10)	Represents 13,154 shares subject to options that are presently exercisable.

(11)	Includes 2,250 shares subject to options that are presently exercisable.

(12)	Mr. Le Blanc on behalf of Onex Partners LP holds the proxy to vote Mr. Geary’s shares with respect to any matter involving or associated with election, removal and/or replacement of any member of the board of directors or matters affecting the number of directors or composition of the board pursuant to the voting agreement described in footnote (15).

(13)	Mr. Le Blanc and Mr. Wright are managing directors of Onex Corporation, which controls the Onex Affiliates that hold ResCare common and Series A Convertible Preferred Shares. These shares are shown as beneficially owned by Onex Corporation.

(14)	Includes 389,481 shares subject to options that are presently exercisable.

(15)	Represents shares owned by four affiliates of Onex Corporation: Onex Partners, LP, Onex American Holdings II LLC, Onex US Principals LP and ResCare Executive Investco LLC (referred to in this proxy as the Onex Affiliates). Includes 4,809,500 common shares issuable upon conversion of 48,095 Series A Convertible Preferred Shares. Does not include 983,043 shares, representing 3.5% of the voting power of ResCare shares, subject to voting covenants under the Voting Agreement between Ronald G. Geary and Onex Partners LP that is further described below in Item 13, in the Schedule 13D filed by Mr. Geary on February 11, 2005 and the Schedule 13D filed by Onex Partners LP on June 29, 2004. The information is based on the Schedule 13D filed with the SEC on June 29, 2004.

(16)	The information is based on the Schedule 13G filed by each holder with the SEC reflecting shares beneficially owned as of December 31, 2005.

(17)	The information is based on the Schedule 13G filed with the SEC reflecting shares beneficially owned as of January 10, 2006.
Item 13. Certain Relationships and Related Transactions
     Mr. Reed and his law firm Reed Wicker, LLC provide legal services to ResCare. Payments for these services were approximately $101,000 for 2005. The Board of Directors has considered this relationship and determined that the relationship does not impair Mr. Reed’s ability to make independent judgments with respect to ResCare or the Board.
     Dr. Braddock provides occasional consulting services to ResCare under the terms of a consultation agreement with an organization affiliated with the University of Colorado of which Dr. Braddock is a member. The payments are $24,000 a year.
     Ms. Kirtley is chairman of the board of directors of Delta Dental Plan of Kentucky, a non-profit dental services insurance plan. In December 2004, Delta Dental purchased a building in which ResCare has leased and continues to lease a floor for offices for its Resource Center employees. The lease expires in 2007 and lease payments do not exceed 5% of Delta Dental’s or ResCare’s gross revenues.
     In September 2005, ResCare began using an airplane owned by a limited liability company owned by Mr. Geary. The audit committee reviewed the proposal and approved the arrangement before use of the plane for management presentations related to the issuance of new senior notes in October 2005 and for extensive due diligence on a major acquisition. In 2005, ResCare paid approximately $122,000 to the airplane company.
     ResCare is party to a management services agreement with Onex Partners Manager, LP, an affiliate of Onex Partners LP under which Onex Partners Manager is retained to advise and assist ResCare’s management and board of directors from time to time on business and financial matters. Under the agreement, ResCare pays an annual management fee of $350,000, which does not exceed 5% of either ResCare’s or Onex Partners’ manager’s consolidated or gross revenues for fiscal 2005. The agreement will remain in effect until Onex Partners and its affiliates no longer hold at least 26,452 preferred ResCare shares. Mr. Le Blanc is managing director of Onex Partners Manager.
     Mr. Geary entered into a Shareholders Voting Agreement as a condition of the Onex investment transaction in June 2004 under which Onex Partners LP has the right to vote Mr. Geary’s shares in all matters relating to the composition of the board of directors. Onex also has the right of first refusal to purchase any and all shares that Mr. Geary desires to sell during the term of the Agreement. The Agreement terminates when Onex Partners LP and its affiliates own less than 14,428 of the Series A Convertible Preferred Shares, when Mr. Geary’s employment with ResCare terminates (which will occur effective June 22, 2006), or upon occurrence of other events as described in the Agreement, which was filed with ResCare’s Quarterly Report on Form 10-Q filed on August 5, 2004.
Item 14. Principal Accountant Fees and Services
     The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2005 and 2004 and fees billed for other services rendered by KPMG LLP. All fees were pre-approved by the audit committee.

	2005	2004
Audit fees (1)	$1,154,167	$1,191,300
Audit-related fees	—	—

Audit and audit-related fees	1,154,167	1,191,300
Tax fees	—	—
All other fees	—	—

Total fees	$1,154,167	$1,191,300

(1)	Audit fees include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, reviews of private placement materials and registration statements filed with the Securities and Exchange Commission in connection with our refinancing, and statutory audits. Audit fees also include fees for professional services rendered for audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

Audit Committee Pre-Approval Policies and Procedures
     The audit committee has established policies and procedures for pre-approving all audit and audit-related services and all permissible tax services. Under the policy, the audit committee will at least annually pre-approve the types of services and fees for those services and any revisions to the services or fees must also be pre-approved. The audit committee must specifically pre-approve all other services provided by the independent auditors. The committee may delegate pre-approval authority to one or more of its members, who must report such approval to the audit committee at the next meeting. The committee specifically also reviews the services and fees to determine that they do not impair the auditors’ independence from ResCare.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC.

Date: April 28, 2006	By:	/s/ Ronald G. Geary

Ronald G. Geary Chairman, President and Chief Executive Officer