Form 10-Q
period 2006-03-31
RES CARE INC /KY/
filed 2006-05-10
CIK 776325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
The number of shares outstanding of the registrant’s common stock, no par value, as of April 15, 2006, was 27,569,094.

INDEX
RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,402	$9,894
Short-term investments	—	27,650
Accounts receivable, net of allowance for doubtful accounts of $9,637 in 2006 and $9,279 in 2005	188,733	160,821
Refundable income taxes	—	343
Deferred income taxes	22,426	22,426
Prepaid expenses and other current assets	14,639	10,666

Total current assets	237,200	231,800

Property and equipment, net	75,007	74,175
Goodwill	335,106	281,016
Other intangibles	21,196	7,422
Other assets	15,583	16,689

	$684,092	$611,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,699	$40,592
Accrued expenses	101,923	90,739
Current portion of long-term debt and obligations under capital leases	4,183	4,554
Accrued income taxes	4,367	—

Total current liabilities	151,172	135,885

Long-term liabilities	444	422
Long-term debt and obligations under capital leases	196,993	152,584
Deferred gains	4,682	3,865
Deferred income taxes	16,348	16,348

Total liabilities	369,639	309,104

Commitments and contingencies
Shareholders’ equity:
Preferred shares	46,609	46,609
Common shares	50,044	49,603
Additional paid-in capital	68,424	63,605
Retained earnings	148,201	140,987
Accumulated other comprehensive income	1,175	1,194

Total shareholders’ equity	314,453	301,998

	$684,092	$611,102

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Revenues	$318,925	$254,491
Facility and program expenses	285,288	228,829

Facility and program contribution	33,637	25,662

Corporate general and administrative expenses	13,752	10,930

Operating income	19,885	14,732

Interest expense, net	4,300	4,566

Income from continuing operations before income taxes	15,585	10,166
Income tax expense	6,156	3,456

Income from continuing operations	9,429	6,710
Loss from discontinued operations, net of tax	(2,215)	(1,039)

Net income	7,214	5,671

Net income attributable to preferred shareholders	1,086	881

Net income attributable to common shareholders	$6,128	$4,790

Basic earnings per common share:
From continuing operations	$0.30	$0.21
From discontinued operations	(0.07)	(0.03)

Basic earnings per common share	$0.23	$0.18

Diluted earnings per common share:
From continuing operations	$0.29	$0.21
From discontinued operations	(0.07)	(0.03)

Diluted earnings per common share	$0.22	$0.18

Weighted average number of common shares:
Basic	27,129	26,147
Diluted	27,638	26,906
See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Cash flows from operating activities:
Net income	$7,214	$5,671
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	3,939	3,331
Impairment charge	661	—
Amortization of discount and deferred debt issuance costs on notes	218	322
Share-based compensation	245	—
Provision for losses on accounts receivable	1,437	1,134
Changes in operating assets and liabilities	(17,031)	10,176

Cash (used in) provided by operating activities	(3,317)	20,634

Cash flows from investing activities:
Purchases of property and equipment	(3,833)	(2,886)
Acquisitions of businesses	(69,793)	(761)
Proceeds from sale of assets	1,748	—
Proceeds from sales and maturities of short-term investments	66,850	94,235
Purchases of short-term investments	(39,200)	(107,725)

Cash used in investing activities	(44,228)	(17,137)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(962)	(12,996)
Borrowings of long-term debt	45,000	13,030
Proceeds received from exercise of stock options	5,015	2,450

Cash provided by financing activities	49,053	2,484

Increase in cash and cash equivalents	$1,508	$5,981

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Note 1. Basis of Presentation
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
     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for comprehensive annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
     Our preparation of the accompanying condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     For further information refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005.
Note 2. Reclassifications
     Beginning January 1, 2006, depreciation and amortization expenses attributable to our operating segments have been reclassified to facility and program expenses. Depreciation and amortization expenses attributable to the corporate office are reflected in general and administrative expenses. Prior period financial information provided has been conformed to this presentation.
     During the first quarter of 2006, we ceased providing community services in the District of Columbia (the District). In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the withdrawal has been accounted for as discontinued operations. Accordingly, the results of our community services in the District for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income. Additional information regarding the withdrawal can be found in Note 4.

Note 3. Acquisitions
     On January 3, 2006, our Employment Training Services segment completed the purchase of the operating assets and business of the Workforce Services Group of Affiliated Computer Services, Inc. (Workforce Services), primarily to further our expansion into employment training services and further diversify our funding sources. Workforce Services has contracts in 15 states and Washington, D.C. and provides services to adults who have lost their jobs or face some barrier to employment. Workforce Services offers job development, training and placement through federally funded programs administered by state and local governments and is the largest private provider of these services in the United States. These training services are provided primarily through “one-stop” programs which are convenient service sites that enable job seekers to receive government assistance, employment or training-related services at a single location. The purchase price of $69.8 million was funded through existing cash, short-term investments and borrowings on our senior credit facility. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The allocation of the purchase price is preliminary and subject to change, and is expected to be finalized in the second quarter of 2006.
     The aggregate purchase price consists of (in thousands):

Cash paid	$69,000
Transaction costs	793

Total purchase price	$69,793

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Property, plant and equipment	$1,523
Deposits	56
Other intangibles	14,282
Goodwill	53,932

Aggregate purchase price	$69,793

     The other intangible assets consist primarily of customer relationships and will be amortized over twenty years. Amortization expense for these intangible assets totalled $0.1 million in the first quarter of 2006.
     Supplemental consolidated pro forma information for the three months ended March 31, 2005, is presented below as though the business combination had been completed as of January 1, 2005. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if ResCare and Workforce Services constituted a single entity during such period.

Three Months
Ended
March 31, 2005
(In thousands, except
per share data)
Revenues	$293,804
Attributable to common shares:
Income from continuing operations	$6,143
Net income	$5,268

Basic earnings per common share:
Income from continuing operations	$0.24
Net income	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.23
Net income	$0.20

Note 4. Discontinued Operations
     During the first quarter of 2006, we ceased providing community services in the District due to high operating costs and substantial losses resulting from changes in regulatory oversight requirements. In accordance with SFAS 144, the withdrawal has been accounted for as discontinued operations. Accordingly, the results of our community services in the District for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income.
     In connection with the withdrawal, we recorded a charge totaling $2.2 million. The total pre-tax exit cost charge recorded during the first quarter ended March 31, 2006 was as follows:

			Exit Cost
			Liability
		Asset	Recorded at
	Total	Impairment	March 31, 2006
	(in thousands)
One-time benefit arrangements and related costs	$246	$—	$246
Lease terminations	1,310	—	1,310
Assets impaired, principally leaseholds and furniture	661	661	—

Total	$2,217	$661	$1,556

     Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Revenues	$2,830	$4,169
Facility and program expenses	4,276	5,743

Facility and program loss	(1,446)	(1,574)

Exit costs	(2,217)	—

Loss from discontinued operations, before income taxes	(3,663)	(1,574)
Income tax benefit	1,448	535

Loss from discontinued operations, net of tax	$(2,215)	$(1,039)

Note 5. Comprehensive Income
     The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Net income	$7,214	$5,671
Foreign currency translation adjustments arising during the period	(19)	(98)

Comprehensive income	$7,195	$5,573

Note 6. Long-term Debt

Long-term debt and obligations under capital leases consists of the following:

	March 31	December 31
	2006	2005
	(In thousands)
7.75% senior notes due 2013, net of discount of $1.0 million in 2006 and $1.1 million in 2005	$148,961	$148,926
Senior secured credit facility	45,000	—
Obligations under capital leases	1,323	1,586
Notes payable and other	5,892	6,626

	201,176	157,138
Less current portion	4,183	4,554

	$196,993	$152,584

Note 7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31
	2006	2005
	(In thousands, except per share data)
Income from continuing operations	$9,429	$6,710
Attributable to preferred shareholders	1,420	1,042

Attributable to common shareholders	$8,009	$5,668

Loss from discontinued operations, net of tax	$(2,215)	$(1,039)
Attributable to preferred shareholders	(334)	(161)

Attributable to common shareholders	$(1,881)	$(878)

Net income	$7,214	$5,671
Attributable to preferred shareholders	1,086	881

Attributable to common shareholders	$6,128	$4,790

Weighted average number of common shares used in basic earnings per common share	27,129	26,147
Effect of dilutive securities:
Stock options	463	759
Restricted stock	46	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	27,638	26,906

Basic earnings per common share:
From continuing operations	$0.30	$0.21
From discontinued operations	(0.07)	(0.03)

Basic earnings per common share	$0.23	$0.18

Diluted earnings per common share:
From continuing operations	$0.29	$0.21
From discontinued operations	(0.07)	(0.03)

Diluted earnings per common share	$0.22	$0.18

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended
	March 31
	2006	2005
	(In thousands)
Convertible subordinated notes	—	412
Stock options	5	13

Note 8. Segment Information
     Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment is now named Community Services.

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended March 31:	Services	Services	Services	Other (1)	Totals
2006
Revenues	$218,581	$39,837	$55,218	$5,289	$318,925
Operating income	24,288	4,262	4,437	(13,102)	19,885
Total assets	444,578	35,695	135,217	68,602	684,092
Capital expenditures	1,357	—	44	2,432	3,833
Depreciation and amortization	2,219	—	259	1,461	3,939

2005(2)
Revenues	$202,878	$37,295	$12,655	$1,663	$254,491
Operating income	20,573	3,984	1,216	(11,041)	14,732
Total assets	398,225	31,003	27,926	154,893	612,047
Capital expenditures	1,300	—	29	1,557	2,886
Depreciation and amortization	2,007	—	27	1,297	3,331

(1)	All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.
(2)	Amounts in 2005 have been restated to exclude the effects of the District of Columbia, which operations were discontinued effective March 31, 2006.
Note 9. Share-Based Payments
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) and related interpretations is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method.
     Under the modified-prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on December 31, 2005, as well as those that are subsequently modified, repurchased or cancelled. Under the modified-prospective approach, compensation expense recognized in the three months ended March 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. Share-based compensation is reflected in corporate general and administrative expenses in the accompanying condensed consolidated statement of income.

     Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with APB No. 25, and accordingly, recognized no compensation expense for stock option grants. As a result of adopting SFAS 123(R), net income for the three months ended March 31, 2006 was $0.1 million (net of $0.1 million tax benefit) lower, than if ResCare had continued to account for share-based compensation under APB No. 25.
     The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005 (in thousands):

Net income attributable to common shareholders, as reported	$4,790
Deduct: Total share-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(246)

Net income attributable to common shareholders, pro forma	$4,544

Basic earnings per common share:
As reported	$0.18

Pro forma	$0.17

Diluted earnings per common share:
As reported	$0.18

Pro forma	$0.17

     The adoption of SFAS 123(R) at January 1, 2006 resulted in prospective changes in our accounting for share-based compensation awards including recording share-based compensation expense and the related deferred income tax benefit on a prospective basis and reflecting the excess tax benefit from the exercise of share-based compensation awards in cash flows from financing activities.
     In periods prior to January 1, 2006, the income tax benefits from the exercise of stock options were classified as cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. However, for periods ending after January 1, 2006, pursuant to SFAS 123(R), the income tax benefits exceeding the recorded deferred income tax benefit from share-based compensation awards (the excess tax benefits) are required to be reported in cash provided by financing activities.
     As of March 31, 2006, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to five years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest in one-third increments over three years from the date of grant. The performance-based restricted shares vest in increments if certain performance criteria are met.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model utilizing the assumptions noted below. The expected volatility of our stock price is based on historical volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option.
     The following table sets forth the fair value of stock option grants using the Black-Scholes option-pricing model and the applicable weighted-average assumptions for the three months ended March 31, 2005. We did not grant any stock options during the first quarter of 2006.

Fair value per option	$6.86
Risk-free interest rate	4.17%
Dividend yield	—
Expected volatility	60%
Expected option life (in years)	2-5
     Total share-based compensation expense by type of award for the first quarter of 2006 was as follows (in thousands):

Three Months
Ended
March 31, 2006
Stock options	$159
Restricted stock, service-based	50
Restricted stock, performance-based	36

Total share-based compensation expense	245
Tax effect	97

Share-based compensation expense, net of tax	$148

     Stock Options
     As of March 31, 2006, a total of 1,134,958 stock options were outstanding under the plans. Share-based compensation expense recognized for the first quarter of 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Included in share-based compensation expense in the first quarter of 2006 was $0.2 million related to stock options which is net of the estimated forfeitures. The intrinsic value of the stock options exercised during the first quarter of 2006 was $6.0 million. The fair value of the stock options which vested during the first quarter of 2006 and 2005 was approximately $1.2 million and $1.6 million, respectively.

     As of March 31, 2006, there was $2.2 million of total share-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated amortization period of approximately five years.
     A summary of our stock option activity and related information for the first quarter of 2006 is as follows:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
	(in thousands)	Price	Life
Outstanding at December 31, 2005	1,750,497	$9.22
Exercised	(600,759)	8.27
Forfeited/canceled	(14,780)	7.97

Outstanding at March 31, 2006	1,134,958	9.74	3.1

Exercisable at March 31, 2006	814,714	$10.11

     The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2006 was approximately $9.8 million, and $6.7 million, respectively.
     Restricted Stock, service-based
     As of March 31, 2006, 48,081 shares of service-based restricted stock were outstanding which vest based on years of service. During the first quarter of 2006, we awarded 8,820 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the accelerated method over the service period. Share-based compensation expense recognized for the first quarter of 2006 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of March 31, 2006, there was $0.6 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years. The intrinsic value of the service based restricted stock outstanding at March 31, 2006 was $0.9 million.
     A summary of our service-based restricted stock activity, and related information for the first quarter of 2006 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	39,261	$15.58
Granted	8,820	18.66

Outstanding at March 31, 2006	48,081	$16.14

     Restricted Stock, performance-based
     As of March 31, 2006, a total of 49,162 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. During the first quarter of 2006, we awarded 3,641 performance-based restricted shares to key employees. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for the first quarter of 2006 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.

     As of March 31, 2006, there was $0.7 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable. The fair value of nonvested performance-based restricted stock outstanding at March 31, 2006 was $0.9 million.
     A summary of performance-based restricted stock activity, and related information for the first quarter of 2006 is as follows:

		Weighted
	Performance-Based	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	45,521	$16.11
Granted	3,641	18.31

Outstanding at March 31, 2006	49,162	$16.27

     The aggregate intrinsic value of the performance-based restricted stock outstanding at March 31, 2006 was approximately $0.1 million.
Note 10. Legal Proceedings
     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.
     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedes bond has been filed with the Court of $6.0 million. Oral arguments were held on August 31, 2005. We have not made any provision in our condensed consolidated financial statements for the potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

     In March 2006, the case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., was settled and the recorded recovery was not significant to our consolidated financial condition, results of operations or liquidity.
     In addition, we are a party to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We believe that, generally, these claims are without merit. Further, many of such claims may be covered by insurance. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.
Note 11. Impact of Recently Issued Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154’s retrospective-application requirement replaces APB Opinion No. 20’s, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Under SFAS 154, a correction of an error in previously issued financial statements will continue to be accounted for by restating the prior-period financial statements, and a change in accounting estimate will continue to be accounted for prospectively. The requirements of SFAS 154 are effective for accounting changes made in annual periods beginning after December 15, 2005. The impact of this standard is not expected to have a material impact on our consolidated financial statements.

Note 12. Income Taxes
     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Three Months Ended
	March 31
	2006	2005
Federal income tax at the statutory rate	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	3.9	4.6
Jobs tax credits, net	—	(5.1)
Non-deductible expenses and other	0.8	0.7
Non-taxable income	(0.2)	(1.2)

	39.5%	34.0%

Note 13. Related Party Transactions
     We lease certain of our facilities under an operating lease with a real estate investment trust in which Ronald Geary, Chairman and Chief Executive Officer, is a member of the trust’s board of directors. These payments to the trust approximated $0.2 million for the first quarter of 2006 and 2005.
     With the review and approval of the Audit Committee, ResCare used an airplane from an entity owned by Mr. Geary for certain corporate travel. Total costs incurred during the first quarter of 2006 were approximately $24,000. No costs were incurred in the first quarter of 2005.
Note 14. Subsidiary Guarantors
     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3 – 10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$3,740	$4,402	$3,260	$—	$11,402
Accounts receivable, net	43,204	144,517	1,012	—	188,733
Deferred income taxes	22,426	—	—	—	22,426
Prepaid expenses and other current assets	7,128	6,950	561	—	14,639

Total current assets	76,498	155,869	4,833	—	237,200

Property and equipment, net	29,744	44,724	539	—	75,007
Goodwill	66,412	264,095	4,599	—	335,106
Investment in subsidiaries	361,131	—	—	(361,131)	—
Other assets	8,719	28,057	3	—	36,779

	$542,504	$492,745	$9,974	$(361,131)	$684,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,458	$12,144	$1,097	$—	$40,699
Accrued expenses	60,302	40,501	1,120	—	101,923
Accrued income taxes	4,315	—	52	—	4,367
Current portion of long-term debt and obligations under capital leases	1,052	3,131	—	—	4,183

Total current liabilities	93,127	55,776	2,269	—	151,172

Intercompany	(76,893)	76,731	162	—	—
Long-term liabilities	169	275	—	—	444
Long-term debt and obligations under capital leases	193,989	3,004	—	—	196,993
Deferred gains	1,307	3,375	—	—	4,682
Deferred income taxes	16,352	—	(4)	—	16,348

Total liabilities	228,051	139,161	2,427	—	369,639

Total shareholders’ equity	314,453	353,584	7,547	(361,131)	314,453

	$542,504	$492,745	$9,974	$(361,131)	$684,092

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,192	$1,927	$2,775	$—	$9,894
Short-term investments	27,650	—	—	—	27,650
Accounts receivable, net	37,512	122,673	636	—	160,821
Refundable income taxes	416	—	(73)	—	343
Deferred income taxes	22,426	—	—	—	22,426
Prepaid expenses and other current assets	7,591	3,001	74	—	10,666

Total current assets	100,787	127,601	3,412	—	231,800

Property and equipment, net	28,430	45,288	457	—	74,175
Goodwill	66,405	210,002	4,609	—	281,016
Investment in subsidiaries	300,809	—	—	(300,809)	—
Other assets	9,866	14,245	—	—	24,111

	$506,297	$397,136	$8,478	$(300,809)	$611,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,360	$11,127	$105	$—	$40,592
Accrued expenses	56,529	33,954	256	—	90,739
Current portion of long-term debt and obligations under capital leases	1,046	3,340	168	—	4,554

Total current liabilities	86,935	48,421	529	—	135,885

Intercompany	(49,227)	48,728	499	—	—
Long-term liabilities	157	265	—	—	422
Long-term debt and obligations under capital leases	149,078	3,281	225	—	152,584
Deferred gains	1,004	2,861	—	—	3,865
Deferred income taxes	16,352	—	(4)	—	16,348

Total liabilities	204,299	103,556	1,249	—	309,104

Total shareholders’ equity	301,998	293,580	7,229	(300,809)	301,998

	$506,297	$397,136	$8,478	$(300,809)	$611,102

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$66,977	$249,485	$2,463	$—	$318,925

Operating expenses	64,631	231,932	2,477	—	299,040

Operating income (loss)	2,346	17,553	(14)	—	19,885

Other (income) expenses:
Interest, net	2,087	2,182	31	—	4,300
Equity in earnings of subsidiaries	(7,057)	—	—	7,057	—

Total other expenses	(4,970)	2,182	31	7,057	4,300

Income from continuing operations, before income taxes	7,316	15,371	(45)	(7,057)	15,585
Income tax (benefit) expense	102	6,072	(18)	—	6,156

Income from continuing operations	7,214	9,299	(27)	(7,057)	9,429
Loss from discontinued operations, net of tax	—	(2,215)	—	—	(2,215)

Net income	$7,214	$7,084	$(27)	$(7,057)	$7,214

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$60,054	$193,086	$1,351	$—	$254,491

Operating expenses	57,847	180,748	1,164	—	239,759

Operating income	2,207	12,338	187	—	14,732

Other (income) expenses:
Interest, net	2,270	2,302	(6)	—	4,566
Equity in earnings of subsidiaries	(5,712)	—	—	5,712	—

Total other expenses	(3,442)	2,302	(6)	5,712	4,566

Income from continuing operations, before income taxes	5,649	10,036	193	(5,712)	10,166
Income tax (benefit) expense	(22)	3,412	66	—	3,456

Income from continuing operations	5,671	6,624	127	(5,712)	6,710
Loss from discontinued operations, net of tax	—	(1,039)	—	—	(1,039)

Net income	$5,671	$5,585	$127	$(5,712)	$5,671

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$7,214	$7,084	$(27)	$(7,057)	$7,214
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,996	1,917	26	—	3,939
Impairment charge	—	661	—	—	661
Amortization of discount and deferred debt issuance costs on notes	218	—	—	—	218
Share-based compensation	245	—	—	—	245
Provision for losses on accounts receivable	—	1,437	—	—	1,437
Equity in earnings of subsidiaries	(7,057)	—	—	7,057	—
Changes in operating assets and liabilities	(25,337)	7,664	642	—	(17,031)

Cash (used in) provided by operating activities	(22,721)	18,763	641	—	(3,317)

Investing activities:
Purchases of property and equipment	(3,048)	(677)	(108)	—	(3,833)
Acquisitions of businesses	—	(69,793)	—	—	(69,793)
Proceeds from sale of assets	—	1,748	—	—	1,748
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)

Cash provided by (used in) investing activities	24,602	(68,722)	(108)	—	(44,228)

Financing activities:
Repayments of long-term debt	(83)	(486)	(393)	—	(962)
Borrowings of long-term debt	45,000	—	—	—	45,000
Net payments relating to intercompany financing	(53,265)	52,920	345	—	—
Proceeds received from exercise of stock options	5,015	—	—	—	5,015

Cash (used in) provided by financing activities	(3,333)	52,434	(48)	—	49,053

(Decrease) increase in cash and cash equivalents	(1,452)	2,475	485	—	1,508
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894

Cash and cash equivalents at end of period	$3,740	$4,402	$3,260	$—	$11,402

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$5,671	$5,585	$127	$(5,712)	$5,671
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,612	1,709	10	—	3,331
Amortization of discount and deferred debt issuance costs on notes	322	—	—	—	322
Deferred income taxes, net	(2,191)	2,190	1	—	—
Provision for losses on accounts receivable	—	1,134	—	—	1,134
Equity in earnings of subsidiaries	(5,712)	—	—	5,712	—
Changes in operating assets and liabilities	71,812	(61,647)	11	—	10,176

Cash provided by (used in) operating activities	71,514	(51,029)	149	—	20,634

Investing activities:
Purchases of property and equipment	(24)	(2,829)	(33)	—	(2,886)
Acquisitions of businesses	—	(761)	—	—	(761)
Proceeds from sales and maturities of short-term investments	94,235	—	—	—	94,235
Purchases of short-term investments	(107,725)	—	—	—	(107,725)

Cash used in investing activities	(13,514)	(3,590)	(33)	—	(17,137)

Financing activities:
Repayments of long-term debt	(12,978)	(18)	—	—	(12,996)
Borrowings of long-term debt	13,030	—	—	—	13,030
Net payments relating to intercompany financing	(54,535)	54,510	25	—	—
Proceeds received from exercise of stock options	2,450	—	—	—	2,450

Cash (used in) provided by financing activities	(52,033)	54,492	25	—	2,484

Increase (decrease) in cash and cash equivalents	5,967	(127)	141	—	5,981
Cash and cash equivalents at beginning of period	22,080	3,590	2,734	—	28,404

Cash and cash equivalents at end of period	$28,047	$3,463	$2,875	$—	$34,385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
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
     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “ Risk Factors” section in Part II, Item 1A of this Report and in our 2005 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.
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

Our Business
     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of January 1, 2006, we have three reportable operating segments: (i) Community Services; (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
     We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are funded through performance-based or fixed-fee contracts with local and state governments funded by federal agencies, including the DOL and Department of Health and Human Services.
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
Valuation of Accounts Receivable
     Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There have been no material changes in our method of providing for reserves for doubtful accounts during 2006.
Reserves for Insurance Risks
     We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There have been no material changes to our method of providing reserves for insurance risks during 2006.
Legal Contingencies
     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Note 10 to the Condensed Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There have been no material changes to our method of providing reserves for legal contingencies during 2006.

Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During the first quarter of 2006, we recorded a charge totaling $2.2 million in connection with our withdrawal from the District. Included in this charge was $0.7 million related to asset impairment, principally leaseholds and furniture.
Goodwill
     With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually as of year end, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted average of comparative market multiples in the current market conditions and discounted cash flows. No valuation losses have been recorded during 2006.
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
     Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There have been no material changes in the application of our revenue recognition policies during 2006.

Quarter in Review
     Revenues for the quarter were $318.9 million, net income was $7.2 million, and cash used in operations was $3.3 million. These items are discussed in more detail in the following sections of the MD&A.
     The following highlights some of the events of the past quarter:
•	Effective January 3, 2006, our Employment Training Services segment completed the purchase of the operating assets and business of the Workforce Services Group of Affiliated Computer Services, Inc. (Workforce Services). Workforce Services has contracts in 15 states and Washington, D.C. and provides services to adults who have lost their jobs or face some barrier to employment. The operations are expected to generate annual revenues of approximately $165 million.

•	The Job Corps Training Services segment was awarded a $28.4 million, two-year contract with three one-year renewal options to continue operating the Edison Job Corps Academy in New Jersey and a $31.3 million, two-year contract with three one-year renewal options to continue operating three Puerto Rico Job Corps centers.

•	On March 31, 2006, we elected former Secretary of Labor and U.S. Senator William E. Brock as a member of the ResCare Board of Directors effective March 30, 2006. Mr. Brock is filling a seat that has been vacant since August 2005 and was nominated for election at our June 22, 2006 Annual Shareholder’s Meeting to serve the remainder of the vacant term through 2008.

•	Effective March 31, 2006, our Community Services segment ceased providing community services in the District of Columbia due to higher operating costs and substantial losses resulting from changes in regulatory oversight requirements. In connection with this decision, we incurred exit costs for lease terminations and other expenses of approximately $2.2 million.
     In addition, after the quarter, the following events occurred:
•	On April 4, 2006, we announced that we had purchased the assets of Hometown Opportunities, Inc., headquartered in Hazard, Kentucky. Hometown Opportunities provides residential, support coordination and community habilitation services to individuals with developmental, intellectual, cognitive and other disabilities. The acquisition is expected to generate approximately $3.5 million of annual revenues.

•	On April 18, 2006, we announced that we signed a definitive agreement to purchase the assets and operations of Armstrong Uniserve, Inc. and Armstrong Unicare, LLC (AUI), headquartered in Tacoma, Washington. AUI provides in-home personal care and respite services to the elderly and individuals with developmental, intellectual, cognitive and other disabilities. The acquisition is expected to generate approximately $28 million of annual revenues and is scheduled to close in May 2006.

•	In April 2006, we purchased the assets and operations of Senior Care Resources (SCR), headquartered in Orange County, California. SCR provides in-home personal care for the elderly, and is expected to generate approximately $2.2 million of annual revenue.

•	In May 2006, we purchased the operations of Accent Health Care, Inc., Compassionate Home Care, Inc. and Medical Outsourcing, Inc. doing business in Ohio, California and Georgia, respectively. These three tuck-in acquisitions are expected to generate approximately $4 million of annualized revenue.

•	On April 25, 2006, we announced that Ralph Gronefeld, President of ResCare’s Community Services Group, has been named as successor to Ronald Geary, who will be retiring as ResCare’s President and Chief Executive Officer, effective as of ResCare’s annual meeting on June 22, 2006. To assure a smooth and successful leadership transition and at the board’s request, Mr. Geary has agreed to serve as non-executive Chairman of the Board until the annual meeting of shareholders in 2007. Mr. Gronefeld will also retain his position as President of the Community Services Group.
Results of Operations

	Three Months Ended
	March 31
	2006	2005
	(Dollars in thousands)
Revenues:
Community Services	$218,581	$202,878
Job Corps Training Services	39,837	37,295
Employment Training Services	55,218	12,655
Other	5,289	1,663

Consolidated	$318,925	$254,491

Operating income:
Community Services	$24,288	$20,573
Job Corps Training Services	4,262	3,984
Employment Training Services	4,437	1,216
Corporate and Other	(13,102)	(11,041)

Consolidated	$19,885	$14,732

Operating margin:
Community Services	11.1%	10.1%
Job Corps Training Services	10.7%	10.7%
Employment Training Services	8.0%	9.6%
Consolidated	6.2%	5.8%
Consolidated
     Consolidated revenues for the first quarter of 2006 increased 25% over the same period in 2005, as more fully described in the segment discussions.

     Operating income for the first quarter of 2006 increased 35% over the same period in 2005, and operating margin increased from 5.8% to 6.2%. These increases are attributed to the revenue growth and operating margin improvement in the Community Services segment discussed below.
     As a percentage of total revenues, corporate general and administrative expenses were 4.3% in the first quarter of 2006 and 2005.
     Net interest expense decreased $0.3 million for the first quarter of 2006 compared to the same period in 2005. This decrease was attributable to lower interest expense due to the refinancing in October 2005, offset by additional borrowings in the first quarter of 2006 to fund the Workforce Services acquisition.
     Our effective income tax rate for the first quarter of 2006 is 39.5%, as compared to 34.0% in 2005. The increase in the effective rate is primarily due to the expiration of the Work Opportunity Tax Credit in December 2005, which has not yet been reenacted by Congress, and less non-taxable investment income for 2006.
     Community Services
     Community Services revenues increased by 8% in the first quarter of 2006 over the same period in 2005. This increase was due primarily to acquisitions in 2005 and increases in the periodic in-home services. Periodic in-home services revenues increased $7.5 million from the year earlier quarter. Operating margin increased from 10.1% in the first quarter of 2005 to 11.1% in the same period in 2006 due primarily to continued growth in the higher margin periodic in-home services unit, acquisitions and cost containment. Further, insurance costs, including workers’ compensation, decreased 30 basis points as compared to 2005.
     Job Corps Training Services
     Job Corps Training Services revenues increased 7% for the first quarter 2006 over the same period in 2005 due principally to the addition of Northlands Job Corps center in July 2005 and contractual increases. Operating margins increased slightly from the comparable period in 2005.
     Employment Training Services
     Employment Training Services revenues increased 336%, or $42.6 million, in the first quarter of 2006 over the same period in 2005 due primarily to the Workforce Services acquisition, which accounted for $39.0 million of the increase, and an increase of $4.0 million related to the New York City contract. Operating income for this segment increased 265% over the year earlier period, however operating margin decreased from 9.1% in the first quarter of 2005 to 8.0% in the same period of 2006 due to the Workforce Services acquisition.
     Discontinued Operations
     Net loss from discontinued operations was $2.2 million in the first quarter of 2006 compared to $1.0 million for the same period a year ago. Included in net loss from discontinued operations for the first quarter of 2006 is a charge of $2.2 million for impaired assets and abandoned leased facilities and pretax operational losses of $1.4 million, offset by a tax benefit of $1.4 million.

Financial Condition, Liquidity and Capital Resources
     Total assets increased 12% in 2006 over 2005. As described below, the increase in accounts receivable is due to the Workforce Services acquisition. Workforce Services has estimated annual revenues of $165 million. Primarily as a result of this acquisition, goodwill increased $54.1 million from December 31, 2005.
     During the first quarter ended March 31, 2006, cash, cash equivalents and short-term investments decreased by $26.1 million. During the quarter ended March 31, 2006, cash used in operating activities was $3.3 million compared to $20.6 million provided from operations for 2005. The decrease in 2006 from 2005 was the result of funding working capital requirements for the Workforce Services acquisition, primarily accounts receivable.
     Days revenue in net accounts receivable were 50 days at March 31, 2006 compared with 51 days at December 31, 2005. Net accounts receivable at March 31, 2006 increased to $188.7 million, compared to $160.8 million at December 31, 2005. The increase in net accounts receivable is primarily due to receivables related to the Workforce Services acquisition and some collection timing differences. Of the total net accounts receivable balance at March 31, 2006, approximately 5.5% were greater than 360 days.
     Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We invested $69.8 million in the first quarter of 2006 on the acquisition of Workforce Services.
     Our financing activities during the quarter included net borrowings on the revolver of $45.0 million, offset by payments of debt of $1.0 million. Option exercise activity resulted in $5.0 million in proceeds.
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
     As of March 31, 2006, we had irrevocable standby letters of credit in the principal amount of $59.8 million issued primarily in connection with our insurance programs. We have a $175 million revolving credit facility, which can be increased to $225 million at our option and expires October 3, 2010. As of March 31, 2006, we had $70.2 million available under the revolver. Outstanding balances bear interest at 1.75% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. Letters of credit had a borrowing rate of 1.75% as of March 31, 2006. The commitment fee on the unused balance was .375%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility. The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt convenants as of March 31, 2006. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

     Operating funding sources are approximately 66% through Medicaid reimbursement, 12% from the DOL and 22% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.
Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending March 31
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term Debt	$200,962	$3,204	$2,526	$45,149	$150,083
Capital Lease Obligations	1,323	979	208	136	—
Operating Leases	154,689	35,811	53,598	33,811	31,469
Purchase Contracts	—	—	—	—	—
Total Contractual Obligations	$356,974	$39,994	$56,332	$79,096	$181,552

		Amount of Commitments Expiring per Period
	Total	Twelve Months Ending March 31
Other Commercial	Amounts				2012 and
Commitments	Committed	2007	2008-2009	2010-2011	Thereafter
Standby Letters-of-Credit	$59,767	$59,767	—	—	—
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2006, we had $45.0 million variable rate debt outstanding as compared to no variable rate debt outstanding at December 31, 2005. This variable rate debt was comprised of our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. A 100 basis point movement in the interest rate would result in an approximate $0.5 million annualized effect on interest expense and cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding the legal proceedings is described in Note 10 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
     The following sets forth changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K.
     Increases in regulatory oversight can result in higher operating costs.
     Although we are operating in compliance with established laws and regulations, state regulatory agencies have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Increased regulatory oversight can result in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses. We have experienced this unfunded, increased regulatory oversight in the District of Columbia. This, in turn, led to our decision to cease providing disabilities services in the District in the first quarter of 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended March 31, 2006, ResCare awarded 12,461 shares of restricted stock to employees under the 2005 Omnibus Incentive Compensation Plan. The table below sets forth information about the awards. The issuance of these shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

			Fair Market
			Value
	Grant	Shares	on Date
Plan	Date	Granted	of Grant
2005 Omnibus Incentive Compensation Plan	01/30/06	2,500	$47,350
2005 Omnibus Incentive Compensation Plan	02/06/06	2,500	47,150
2005 Omnibus Incentive Compensation Plan	03/06/06	5,461	100,000
2005 Omnibus Incentive Compensation Plan	03/31/06	2,000	36,760
Item 5. Other Information
     From time to time executive officers and directors of ResCare may adopt non-discretionary, written trading plans that comply with SEC Rule 10b5-1, or otherwise monetize their equity-based compensation. Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time. All such activities will be subject to compliance with our compensation and trading policies, and applicable laws and regulations. Reporting the adoption of 10b5-1 plan by executive officers and directors, and posting information about such plans on our website, is consistent with ResCare’s philosophy of open communication with our shareholders.

     On December 24, 2005, Ronald G. Geary, Chairman, President and Chief Executive Officer of ResCare, adopted a written 10b5-1 trading plan for financial planning purposes and to diversify his financial holdings. The plan covers 97,686 shares of ResCare common stock that Mr. Geary will obtain through the exercise of stock options granted to him under his employment contract with ResCare. The plan extends for one year and weekly sales are expected. When he adopted his written trading plan, Mr. Geary beneficially owned 1,142,988 shares or 4.2% of the ResCare common shares outstanding.
     E. Halsey Sandford, a director of ResCare, and an affiliate of Mr. Sandford have adopted non-discretionary written trading plans that comply with Rule 10b5-1. The plans were adopted for financial planning purposes. Mr. Sandford’s plan covers approximately 40,850 shares which Mr. Sandford obtained through exercise of stock options granted to him under his employment agreement with ResCare prior to his retirement in 2001. The affiliate’s plan covers approximately 52,800 shares that were obtained by gift from Mr. Sandford from shares he obtained through option exercises as described above. The plans each extend for one year and the sales are expected to be monthly. When Mr. Sandford adopted his 10b5-1 plan on November 16, 2005, he owned 115,689 shares, or 0.4% of ResCare’s common shares outstanding. At the time the affiliate’s plan was adopted on March 7, 2006, Mr. Sandford owned 97,700 shares, or 0.3% of ResCare’s common shares outstanding.
Item 6. Exhibits
     (a) Exhibits

10.	Agreement between Ronald G. Geary and Res-Care, Inc. relating to Mr. Geary’s retirement as President and Chief Executive Officer and appointment as non-executive Chairman of the Board is incorporated by reference to Current Report on Form 8-K filed April 25, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant
Date: May 10, 2006	By:	/s/ Ronald G. Geary
Ronald G. Geary
Chairman, President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer