Form 10-Q
period 2006-06-30
RES CARE INC /KY/
filed 2006-08-04
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
The number of shares outstanding of the registrant’s common stock, no par value, as of July 14, 2006, was 27,663,839.

INDEX
RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,046	$9,894
Short-term investments	—	27,650
Accounts receivable, net of allowance for doubtful accounts of $10,118 in 2006 and $9,279 in 2005	188,983	160,821
Refundable income taxes	—	343
Deferred income taxes	23,051	22,426
Prepaid expenses and other current assets	16,732	10,666

Total current assets	231,812	231,800

Property and equipment, net	74,203	74,175
Goodwill	349,593	281,016
Other intangible assets	26,987	7,422
Other assets	16,391	16,689

	$698,986	$611,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,000	$40,592
Accrued expenses	70,626	63,268
Current portion of long-term debt and obligations under capital leases	4,742	4,554
Accrued income taxes	4,838	—

Total current liabilities	117,206	108,414

Long-term liabilities	28,436	27,893
Long-term debt and obligations under capital leases	202,618	152,584
Deferred gains	4,494	3,865
Deferred income taxes	17,933	16,348

Total liabilities	370,687	309,104

Commitments and contingencies

Minority interests	316	—

Shareholders’ equity:
Preferred shares	46,609	46,609
Common shares	50,112	49,603
Additional paid-in capital	71,639	63,605
Retained earnings	158,074	140,987
Accumulated other comprehensive income	1,549	1,194

Total shareholders’ equity	327,983	301,998

	$698,986	$611,102

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenues	$328,588	$265,734	$647,513	$520,225
Facility and program expenses	293,922	237,476	579,210	466,305

Facility and program contribution	34,666	28,258	68,303	53,920

Corporate general and administrative expenses	13,826	11,635	27,578	22,565

Operating income	20,840	16,623	40,725	31,355

Interest expense, net	4,363	4,491	8,663	9,057

Income from continuing operations before income taxes	16,477	12,132	32,062	22,298
Income tax expense	6,509	4,126	12,665	7,582

Income from continuing operations	9,968	8,006	19,397	14,716
Loss from discontinued operations, net of tax	(95)	(680)	(2,310)	(1,719)

Net income	9,873	7,326	17,087	12,997

Net income attributable to preferred shareholders	1,465	1,130	2,554	2,012

Net income attributable to common shareholders	$8,408	$6,196	$14,533	$10,985

Basic earnings per common share:
From continuing operations	$0.30	$0.26	$0.60	$0.47
From discontinued operations	(0.00)	(0.02)	(0.07)	(0.05)

Basic earnings per common share	$0.30	$0.24	$0.53	$0.42

Diluted earnings per common share:
From continuing operations	$0.30	$0.25	$0.59	$0.46
From discontinued operations	(0.00)	(0.02)	(0.07)	(0.05)

Diluted earnings per common share	$0.30	$0.23	$0.52	$0.41

Weighted average number of common shares:
Basic	27,613	26,360	27,373	26,254
Diluted	28,108	26,971	27,934	26,940
See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities:
Net income	$17,087	$12,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,255	6,737
Impairment charges	1,110	—
Amortization of discount and deferred debt issuance costs on notes	467	651
Share-based compensation	691	—
Provision for losses on accounts receivable	2,909	2,321
Changes in operating assets and liabilities	(26,026)	2,335

Cash provided by operating activities	4,493	25,041

Cash flows from investing activities:
Purchases of property and equipment	(8,029)	(5,454)
Acquisitions of businesses	(89,154)	(28,681)
Proceeds from sales and maturities of short-term investments	66,850	240,760
Purchases of short-term investments	(39,200)	(239,925)

Cash used in investing activities	(69,533)	(33,300)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(53,903)	(13,245)
Borrowings of long-term debt	102,000	13,000
Proceeds from sale and leaseback transactions	2,651	—
Excess tax benefit from share-based compensation	2,063	—
Debt issuance costs	(408)	—
Proceeds received from exercise of stock options	5,789	3,584

Cash provided by financing activities	58,192	3,339

Decrease in cash and cash equivalents	$(6,848)	$(4,920)

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)
Note 1. Basis of Presentation
     Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to youth with special needs, to adults who are experiencing barriers to employment and to older people who need home care assistance. All references in these financial statements to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.
     The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for comprehensive annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.
     Our preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     During the first quarter of 2006, we ceased providing community services in the District of Columbia (the District). In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the withdrawal has been accounted for as discontinued operations. Accordingly, the results of our community services operations in the District for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income. Additional information regarding the withdrawal can be found in Note 4.

     During the second quarter of 2006, we reclassified a portion of our self-insured reserves for professional, general and automobile liability and workers’ compensation risks from current liabilities to long-term liabilities in the condensed consolidated balance sheets. Self-insurance reserve accruals, which are subject to periodic adequacy evaluations, are being classified based on estimated claims payments. Using historical and actuarial information, estimated self-insured claims to be paid after twelve months are included in other long-term liabilities. The reclassification had no effect on the reported results of operations, cash flows or compliance with our debt covenants. Prior period financial information has been conformed to this presentation. The amounts of the reclassification to long-term liabilities were approximately $27.9 million and $27.5 million as of June 30, 2006 and December 31, 2005, respectively.
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
     The aggregate purchase price consists of (in thousands):

Cash paid	$69,000
Transaction costs	793

Total purchase price	$69,793

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Property, plant and equipment	$1,523
Other intangibles	18,418
Goodwill	49,852

Aggregate purchase price	$69,793

     The other intangible assets consist primarily of customer relationships and will be amortized over 15 years. Amortization expense for these intangible assets totaled $0.4 million for the second quarter of 2006 and $0.5 million for the six months ended June 30, 2006. During the second quarter of 2006, we finalized the purchase price allocation, which resulted in an additional $4.1 million being allocated to other intangible assets. This adjustment, as well as the reduction in the amortizable life from 20 to 15 years, resulted in higher amortization in the second quarter, compared to the first quarter of 2006.

     Supplemental consolidated pro forma information for the three and six months ended June 30, 2005, is presented below as though the business combination had been completed as of January 1, 2005. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if ResCare and Workforce Services constituted a single entity during such period.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Revenues	$306,715	$600,519
Attributable to common shares:
Income from continuing operations	$7,641	$13,716
Net income	$7,064	$12,263

Basic earnings per common share:
Income from continuing operations	$0.29	$0.52
Net income	$0.27	$0.47

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.51
Net income	$0.26	$0.46
     During the second quarter of 2006, we completed seven acquisitions within our Community Services Group. Aggregate consideration for these acquisitions was approximately $21.5 million, including $2.1 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $41 million. Goodwill increased $17.4 million as a result of these acquisitions. Intangible assets were assigned a value of approximately $2.1 million, principally for non-competition agreements. The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2006.
Note 4. Discontinued Operations
     During the first quarter of 2006, we ceased providing community services in the District of Columbia (the District) due to high operating costs and substantial losses resulting from changes in regulatory oversight requirements. In accordance with SFAS 144, the withdrawal has been accounted for as discontinued operations. Accordingly, the results of our community services in the District for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income.

     In connection with the withdrawal, we recorded a charge for exit costs totaling $1.6 million during the first quarter ended March 31, 2006. An additional $0.6 million was recorded for impaired assets, which were principally leaseholds and furniture. The following table describes the 2006 activity for the exit liability as of June 30, 2006 (in thousands):

	Beginning			Ending
	Balance at			Balance at
	Jan. 1, 2006	Accruals	Payments	June 30, 2006
One-time benefit arrangements and related costs	$—	$246	$(105)	$141
Lease terminations	—	1,310	—	1,310

Total	$—	$1,556	$(105)	$1,451

     Summarized financial information for the discontinued operations is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Revenues	$66	$3,908	$2,896	$8,077
Facility and program expenses	222	4,939	4,498	10,682

Facility and program loss	(156)	(1,031)	(1,602)	(2,605)

Exit costs and other write-offs	—	—	(2,217)	—

Loss from discontinued operations, before income taxes	(156)	(1,031)	(3,819)	(2,605)
Income tax benefit	61	351	1,509	886

Loss from discontinued operations, net of tax	$(95)	$(680)	$(2,310)	$(1,719)

Note 5. Comprehensive Income
     The following table sets forth the computation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income	$9,873	$7,326	$17,087	$12,997
Foreign currency translation adjustments arising during the period	374	(58)	355	(156)

Comprehensive income	$10,247	$7,268	$17,442	$12,841

Note 6. Long-term Debt
     Long-term debt and obligations under capital leases consists of the following:

	June 30	December 31
	2006	2005
	(In thousands)
7.75% senior notes due 2013, net of discount of $1.0 million in 2006 and $1.1 million in 2005	$148,995	$148,926
Senior secured credit facility	51,000	—
Obligations under capital leases	1,039	1,586
Notes payable and other	6,326	6,626

	207,360	157,138
Less current portion	4,742	4,554

	$202,618	$152,584

     On June 7, 2006, we amended our existing senior secured credit facility. The amendment reduces certain borrowing cost margins and increases the revolving credit facility by $25 million to a total of $200 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $250 million. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions.

Note 7. Earnings Per Share
          The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands, except per share data)
Income from continuing operations	$9,968	$8,006	$19,397	$14,716
Attributable to preferred shareholders	1,479	1,235	2,899	2,278

Attributable to common shareholders	$8,489	$6,771	$16,498	$12,438

Loss from discontinued operations, net of tax	$(95)	$(680)	$(2,310)	$(1,719)
Attributable to preferred shareholders	(14)	(105)	(345)	(266)

Attributable to common shareholders	$(81)	$(575)	$(1,965)	$(1,453)

Net income	$9,873	$7,326	$17,087	$12,997
Attributable to preferred shareholders	1,465	1,130	2,554	2,012

Attributable to common shareholders	$8,408	$6,196	$14,533	$10,985

Weighted average number of common shares used in basic earnings per common share	27,613	26,360	27,373	26,254
Effect of dilutive securities:
Stock options	385	611	452	686
Restricted stock	110	—	109	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,108	26,971	27,934	26,940

Basic earnings per common share:
From continuing operations	$0.30	$0.26	$0.60	$0.47
From discontinued operations	(0.00)	(0.02)	(0.07)	(0.05)

Basic earnings per common share	$0.30	$0.24	$0.53	$0.42

Diluted earnings per common share:
From continuing operations	$0.30	$0.25	$0.59	$0.46
From discontinued operations	(0.00)	(0.02)	(0.07)	(0.05)

Diluted earnings per common share	$0.30	$0.23	$0.52	$0.41

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)
Convertible subordinated notes	—	—	—	206
Stock options	47	73	65	13
Note 8. Segment Information
          Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment was renamed Community Services.

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended June 30:	(In thousands)
2006
Revenues	$228,053	$39,492	$55,286	$5,757	$328,588
Operating income	25,170	4,120	4,424	(12,874)	20,840
Total assets	464,842	30,999	135,144	68,001	698,986
Capital expenditures	2,048	—	138	2,010	4,196
Depreciation and amortization	2,186	—	586	1,504	4,276

2005 (2)
Revenues	$209,642	$37,677	$16,059	$2,356	$265,734
Operating income	22,136	4,000	1,488	(11,001)	16,623
Total assets	427,700	32,268	31,634	131,711	623,313
Capital expenditures	1,678	—	15	875	2,568
Depreciation and amortization	1,987	—	26	1,292	3,305

Six months ended June 30:
2006
Revenues	$446,634	$79,329	$110,504	$11,046	$647,513
Operating income	49,458	8,382	8,861	(25,976)	40,725
Capital expenditures	3,433	—	182	4,414	8,029
Depreciation and amortization	4,405	—	845	2,965	8,215

2005 (2)
Revenues	$412,520	$74,972	$28,714	$4,019	$520,225
Operating income	42,709	7,956	2,704	(22,014)	31,355
Capital expenditures	2,978	—	44	2,432	5,454
Depreciation and amortization	3,994	—	53	2,589	6,636

(1)	All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)	Amounts in 2005 have been restated to exclude the effects of the District of Columbia, which operations were discontinued effective March 31, 2006.

Note 9. Share-Based Payments
          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,(APB No. 25) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) and related interpretations is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method.
          Under the modified-prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on December 31, 2005, as well as those that are subsequently modified, repurchased or cancelled. Under the modified-prospective approach, compensation expense recognized in the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. Share-based compensation is reflected in corporate general and administrative expenses in the accompanying condensed consolidated statement of income.
          Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with APB No. 25, and accordingly, recognized no compensation expense for stock option grants due to the grant price being equal to the market price at the date of grant. As a result of adopting SFAS 123(R), net income for the quarter and six months ended June 30, 2006 was $0.3 million and $0.5 million, respectively (net of $0.1 million and $0.2 million tax benefit, respectively) lower, than if ResCare had continued to account for share-based compensation under APB No. 25.

          The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income attributable to common shareholders, as reported	$6,196	$10,985
Deduct: Total share-based employee compensation expense determined under fair value method of all awards, net of related tax effects	252	504

Net income attributable to common shareholders, pro forma	$5,944	$10,481

Basic earnings per common share:
As reported	$0.24	$0.42

Pro forma	$0.23	$0.40

Diluted earnings per common share:
As reported	$0.23	$0.41

Pro forma	$0.22	$0.39

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
          As of June 30, 2006, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to five years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest in one-third increments over three years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.

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
          The following table sets forth the fair value of stock option grants using the Black-Scholes option-pricing model and the applicable weighted-average assumptions for the three and six months ended June 30, 2005. We did not grant any stock options during the first six months of 2006.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Fair value per option	$5.92	$6.79
Risk-free interest rate	3.77%	3.77%
Dividend yield	—	—
Expected volatility	60%	60%
Expected option life (in years)	2-5	2-5
          Total share-based compensation expense by type of award for the three and six months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Stock options	$158	$318
Restricted stock, service-based	241	280
Restricted stock, performance-based	46	91

Total share-based compensation expense	445	689
Tax effect	114	151

Share-based compensation expense, net of tax	$331	$538

          Stock Options
          As of June 30, 2006, a total of 1,020,205 stock options were outstanding under the plans. Share-based compensation expense recognized for the three and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Included in share-based compensation expense in the three and six months ended June 30, 2006 was $0.2 million and $0.3 million, respectively, related to stock options which is net of the estimated forfeitures. The intrinsic value of the stock options exercised during the three and six months ended June 30, 2006 was $1.4 million and $7.9 million, respectively. The fair value of the stock options which vested during the second quarter of 2006 and 2005 was approximately $0.3 million and $0.3 million, respectively. The fair value of the stock options which vested during the six months ended June 30, 2006 and 2005 was approximately $1.6 million and $1.9 million, respectively.
          As of June 30, 2006, there was $2.0 million of total share-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated amortization period of approximately four years.

     A summary of our stock option activity and related information for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at December 31, 2005	1,750,497	$9.22
Exercised	(710,512)	8.07
Forfeited/canceled	(19,780)	8.00

Outstanding at June 30, 2006	1,020,205	10.04	3.0

Exercisable at June 30, 2006	742,484	$10.49

     The aggregate intrinsic value of stock options outstanding and exercisable at June 30, 2006 was approximately $10.2 million and $7.4 million, respectively.
     Restricted Stock, service-based
     As of June 30, 2006, 153,281 shares of service-based restricted stock were outstanding which vest based on years of service. During the six months ended June 30, 2006, we awarded 114,020 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for the three and six months ended June 30, 2006 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of June 30, 2006, there was $2.4 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years. The intrinsic value of the service based restricted stock outstanding at June 30, 2006 was $0.2 million.
     A summary of our service-based restricted stock activity, and related information for the six months ended June 30, 2006 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2005	39,261	$15.58
Granted	114,020	19.51

Outstanding at June 30, 2006	153,281	$18.50

     Restricted Stock, performance-based
     As of June 30, 2006, a total of 49,162 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. During the six months ended June 30, 2006, we awarded 3,641 performance-based restricted shares to key employees. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for the three and six months ended June 30, 2006 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of June 30, 2006, there was $0.6 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable. The fair value of nonvested performance-based restricted stock outstanding at June 30, 2006 was $0.8 million.
     A summary of performance-based restricted stock activity, and related information for the six months ended June 30, 2006 is as follows:

		Weighted
	Performance-Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2005	45,521	$16.11
Granted	3,641	18.31

Outstanding at June 30, 2006	49,162	$16.27

     The aggregate intrinsic value of the performance-based restricted stock outstanding at June 30, 2006 was approximately $0.2 million.
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

     On September 2, 2001, in a case styled Nellie Lake, Individually as an Heir-at-Law of Christina Zellner, deceased; and as Personal Representative of the Estate of Christina Zellner v. Res-Care, Inc., et al., in the U.S. District Court of the District of Kansas at Wichita, a jury awarded noneconomic damages to Ms. Lake in the amount of $100,000, the statutory maximum, as well as $5,000 for economic loss. In addition, the jury awarded the Estate of Christina Zellner $5,000 of noneconomic damages and issued an advisory opinion recommending an award of punitive damages. On February 4, 2002, the jury awards were entered by the Court, along with an award of punitive damages in the amount of $1 million. We appealed based on numerous appealable errors at trial and settled the case without any contribution from AISL, for approximately $750,000. Prior to settlement, in July 2002, we filed a Declaratory Judgment action against AISL in the United States District Court for the Western District of Kentucky alleging that the policy should be interpreted under Kentucky law, thus affording us coverage for $650,000 that AISL contends is not covered by insurance. We sought leave of court to amend our complaint for breach of contract, bad faith insurance practices, as well as unfair claims practices under applicable Kentucky statutes. In the interim, AISL filed a motion to transfer the action to the U.S. District Court of the District of Kansas which was granted. AISL filed a motion for summary judgment, which was denied, our motion to amend our pleadings was granted and we filed a motion for partial summary judgment. We previously established a reserve in our consolidated financial statements for the potential liability that may reasonably result from final adjudication of this matter and in March 2006, the lawsuit was settled for an amount within that reserve.
     As a result of the death of one of the individuals we served, the Attorney General of Missouri brought criminal charges against one of our operating subsidiaries in 2003. This subsidiary served approximately 58 individuals. We voluntarily surrendered the license of the facility involved and settled the related civil litigation, which was covered by insurance. After the second quarter of 2006, a jury found the subsidiary guilty on one count of negligence in the criminal case. We believe that the evidence in the case was insufficient to warrant this decision and plan to appeal if not reversed by the court. The monetary fines associated with this matter are immaterial. Further, any adverse outcome would not affect the participation of our other subsidiaries in federal and state health programs. If similar allegations were to arise in the future in respect of a more significant subsidiary or in respect of ResCare, an adverse outcome could have a material adverse effect on our business, results of operations or liquidity.
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
Note 11. Impact of Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Note 12. Income Taxes
     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)

Federal income tax at the statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	3.9	4.6	3.9	4.6
Jobs tax credits, net	(2.2)	(4.0)	(1.1)	(4.5)
Non-deductible expenses and other	2.3	(0.2)	1.4	0.2
Non-taxable income	—	(1.4)	(0.1)	(1.3)
Adjustments associated with share-based compensation	0.5	—	0.4	—

	39.5%	34.0%	39.5%	34.0%

Note 13. Related Party Transactions
     We lease certain of our facilities under an operating lease with a real estate investment trust in which Ronald Geary, our Chairman of the Board and former President and Chief Executive Officer, is a member of the trust’s board of directors. These payments to the trust approximated $0.2 million for both the second quarter of 2006 and 2005 and $0.4 million for both the six months ended June 30, 2006 and 2005.
     With the review and advance approval of the Audit Committee, ResCare used an airplane from an entity owned by Mr. Geary for certain corporate travel. Total costs incurred during the six months ended June 30, 2006 were approximately $24,000. No costs were incurred in the first six months of 2005.

Note 14. Minority Interests
     The accompanying condensed consolidated financial statements include the financial information of ResCare and that of several subsidiaries in which we hold a majority interest. For consolidated majority-owned subsidiaries in which we own less than 100%, we recognize a minority interest for the ownership interest of the minority owners. The minority interest represents the share of the equity that is attributable to the minority owner and is disclosed separately in the condensed consolidated balance sheet. The associated minority interest expense of $0.2 million is not material to our results of operations for the quarter and six months ended June 30, 2006, and therefore has been classified as general and administrative expense in the condensed consolidated statements of income.
Note 15. Subsidiary Guarantors
     On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% and majority owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$(2,476)	$2,051	$3,471	$—	$3,046
Accounts receivable, net	43,484	143,560	1,939	—	188,983
Deferred income taxes	23,051	—	—	—	23,051
Prepaid expenses and other current assets	3,909	12,634	189	—	16,732

Total current assets	67,968	158,245	5,599	—	231,812

Property and equipment, net	30,029	43,478	696	—	74,203
Goodwill	66,438	278,337	4,818	—	349,593
Investment in subsidiaries	325,135	—	—	(325,135)	—
Other assets	10,486	32,720	172	—	43,378

	$500,056	$512,780	$11,285	$(325,135)	$698,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,132	$11,697	$1,171	$—	$37,000
Accrued expenses	31,757	38,605	264	—	70,626
Current portion of long-term debt and obligations under capital leases	694	4,048	—	—	4,742
Accrued income taxes	4,701	—	137	—	4,838

Total current liabilities	61,284	54,350	1,572	—	117,206

Intercompany	(136,932)	136,443	489	—	—
Long-term liabilities	28,119	317	—	—	28,436
Long-term debt and obligations under capital leases	200,005	2,613	—	—	202,618
Deferred gains	1,660	2,834	—	—	4,494
Deferred income taxes	17,937	—	(4)	—	17,933

Total liabilities	172,073	196,557	2,057	—	370,687

Minority interests	—	316	—	—	316

Total shareholders’ equity	327,983	315,907	9,228	(325,135)	327,983

	$500,056	$512,780	$11,285	$(325,135)	$698,986

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,192	$1,927	$2,775	$—	$9,894
Short-term investments	27,650	—	—	—	27,650
Accounts receivable, net	37,512	122,673	636	—	160,821
Refundable income taxes	416	—	(73)	—	343
Deferred income taxes	22,426	—	—	—	22,426
Prepaid expenses and other current assets	7,591	3,001	74	—	10,666

Total current assets	100,787	127,601	3,412	—	231,800

Property and equipment, net	28,430	45,288	457	—	74,175
Goodwill	66,405	210,002	4,609	—	281,016
Investment in subsidiaries	300,809	—	—	(300,809)	—
Other assets	9,866	14,245	—	—	24,111

	$506,297	$397,136	$8,478	$(300,809)	$611,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,360	$11,127	$105	$—	$40,592
Accrued expenses	29,058	33,954	256	—	63,268
Current portion of long-term debt and obligations under capital leases	1,046	3,340	168	—	4,554

Total current liabilities	59,464	48,421	529	—	108,414

Intercompany	(49,227)	48,728	499	—	—
Long-term liabilities	27,628	265	—	—	27,893
Long-term debt and obligations under capital leases	149,078	3,281	225	—	152,584
Deferred gains	1,004	2,861	—	—	3,865
Deferred income taxes	16,352	—	(4)	—	16,348

Total liabilities	204,299	103,556	1,249	—	309,104

Total shareholders’ equity	301,998	293,580	7,229	(300,809)	301,998

	$506,297	$397,136	$8,478	$(300,809)	$611,102

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$67,034	$257,214	$4,340	$—	$328,588

Operating expenses	65,355	238,215	4,178	—	307,748

Operating income	1,679	18,999	162	—	20,840

Other (income) expenses:
Interest, net	2,146	2,149	68	—	4,363
Equity in earnings of subsidiaries	(10,156)	—	—	10,156	—

Total other expenses	(8,010)	2,149	68	10,156	4,363

Income from continuing operations, before income taxes	9,689	16,850	94	(10,156)	16,477
Income tax (benefit) expense	(184)	6,656	37	—	6,509

Income from continuing operations	9,873	10,194	57	(10,156)	9,968
Loss from discontinued operations, net of tax	—	(95)	—	—	(95)

Net income	$9,873	$10,099	$57	$(10,156)	$9,873

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$134,011	$506,699	$6,803	$—	$647,513

Operating expenses	129,986	470,147	6,655	—	606,788

Operating income	4,025	36,552	148	—	40,725

Other (income) expenses:
Interest, net	4,233	4,331	99	—	8,663
Equity in earnings of subsidiaries	(17,213)	—	—	17,213	—

Total other expenses	(12,980)	4,331	99	17,213	8,663

Income from continuing operations, before income taxes	17,005	32,221	49	(17,213)	32,062
Income tax (benefit) expense	(82)	12,728	19	—	12,665

Income from continuing operations	17,087	19,493	30	(17,213)	19,397
Loss from discontinued operations, net of tax	—	(2,310)	—	—	(2,310)

Net income	$17,087	$17,183	$30	$(17,213)	$17,087

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$60,458	$203,653	$1,623	$—	$265,734

Operating expenses	58,417	189,273	1,421	—	249,111

Operating income	2,041	14,380	202	—	16,623

Other (income) expenses:
Interest, net	2,151	2,343	(3)	—	4,491
Equity in earnings of subsidiaries	(7,400)	—	—	7,400	—

Total other expenses	(5,249)	2,343	(3)	7,400	4,491

Income from continuing operations, before income taxes	7,290	12,037	205	(7,400)	12,132
Income tax (benefit) expense	(36)	4,093	69	—	4,126

Income from continuing operations	7,326	7,944	136	(7,400)	8,006
Loss from discontinued operations, net of tax	—	(680)	—	—	(680)

Net income	$7,326	$7,264	$136	$(7,400)	$7,326

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$120,512	$396,739	$2,974	$—	$520,225

Operating expenses	116,264	370,021	2,585	—	488,870

Operating income	4,248	26,718	389	—	31,355

Other (income) expenses:
Interest, net	4,421	4,645	(9)	—	9,057
Equity in earnings of subsidiaries	(13,112)	—	—	13,112	—

Total other expenses	(8,691)	4,645	(9)	13,112	9,057

Income from continuing operations, before income taxes	12,939	22,073	398	(13,112)	22,298
Income tax (benefit) expense	(58)	7,505	135	—	7,582

Income from continuing operations	12,997	14,568	263	(13,112)	14,716
Loss from discontinued operations, net of tax	—	(1,719)	—	—	(1,719)

Net income	$12,997	$12,849	$263	$(13,112)	$12,997

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$17,087	$17,183	$30	$(17,213)	$17,087
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,103	4,096	56	—	8,255
Impairment charges	—	1,110	—	—	1,110
Amortization of discount and deferred debt issuance costs on notes	467	—	—	—	467
Share-based compensation	691	—	—	—	691
Provision for losses on accounts receivable	—	2,909	—	—	2,909
Equity in earnings of subsidiaries	(17,213)	—	—	17,213	—
Changes in operating assets and liabilities	(86,454)	61,099	(671)	—	(26,026)

Cash (used in) provided by operating activities	(81,319)	86,397	(585)	—	4,493

Investing activities:
Purchases of property and equipment	(4,905)	(2,829)	(295)	—	(8,029)
Acquisitions of businesses	—	(89,154)	—	—	(89,154)
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)

Cash provided by (used in) investing activities	22,745	(91,983)	(295)	—	(69,533)

Financing activities:
Repayments of long-term debt and capital leases	(51,425)	(2,085)	(393)	—	(53,903)
Borrowings of long-term debt	102,000	—	—	—	102,000
Proceeds from sale and leaseback transactions	—	2,651	—	—	2,651
Debt issuance costs	(408)	—	—	—	(408)
Excess tax benefit from share-based compensation	2,063	—	—	—	2,063
Net payments relating to intercompany financing	(7,113)	5,144	1,969	—	—
Proceeds received from exercise of stock options	5,789	—	—	—	5,789

Cash provided by financing activities	50,906	5,710	1,576	—	58,192

(Decrease) increase in cash and cash equivalents	(7,668)	124	696		(6,848)
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894

Cash and cash equivalents at end of period	$(2,476)	$2,051	$3,471	$—	$3,046

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$12,997	$12,849	$263	$(13,112)	$12,997
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,210	3,509	18	—	6,737
Amortization of discount and deferred debt issuance costs on notes	651	—	—	—	651
Deferred income taxes, net	—	—	—	—	—
Provision for losses on accounts receivable	—	2,321	—	—	2,321
Equity in earnings of subsidiaries	(13,112)	—	—	13,112	—
Changes in operating assets and liabilities	45,983	(43,045)	(603)	—	2,335

Cash provided by (used in) operating activities	49,729	(24,366)	(322)	—	25,041

Investing activities:
Purchases of property and equipment	(1,317)	(4,090)	(47)	—	(5,454)
Acquisitions of businesses	—	(28,681)	—	—	(28,681)
Proceeds from sales and maturities of short-term investments	240,760	—	—	—	240,760
Purchases of short-term investments	(239,925)	—	—	—	(239,925)

Cash used in investing activities	(482)	(32,771)	(47)	—	(33,300)

Financing activities:
Repayments of long-term debt and capital leases	(13,169)	(76)	—	—	(13,245)
Borrowings of long-term debt	13,000	—	—	—	13,000
Net payments relating to intercompany financing	(55,158)	55,190	(32)	—	—
Proceeds received from exercise of stock options	3,584	—	—	—	3,584

Cash (used in) provided by financing activities	(51,743)	55,114	(32)	—	3,339

(Decrease) increase in cash and cash equivalents	(2,496)	(2,023)	(401)	—	(4,920)
Cash and cash equivalents at beginning of period	22,080	3,590	2,734	—	28,404

Cash and cash equivalents at end of period	$19,584	$1,567	$2,333	$—	$23,484

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
     Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “targeted”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report and in our 2005 Annual Report on Form 10-K. Our forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.
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
     Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with mental retardation or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.
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

Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During the first quarter of 2006, we recorded a charge totaling $2.2 million in connection with our withdrawal from the District. Included in this charge was $0.6 million related to asset impairment, principally leaseholds and furniture. In the second quarter of 2006, we recorded a charge of $0.4 million related to asset impairment of certain land and buildings. There have been no other material asset valuation losses during 2006.
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
Quarter in Review
     Revenues for the quarter were $328.6 million, net income was $9.9 million, and cash provided from operations was $7.8 million. These items are discussed in more detail in the following sections of the MD&A.
     The following highlights some of the events of the past quarter:
•	On April 4, 2006, we announced that we purchased the assets and operations of Hometown Opportunities, Inc., headquartered in Hazard, Kentucky. Hometown Opportunities provides residential, support coordination and community habilitation services to individuals with developmental, intellectual, cognitive and other disabilities. The acquisition is expected to generate approximately $3.5 million of annual revenues.

•	In April 2006, we purchased the assets and operations of Senior Care Resources (SCR), headquartered in Orange County, California. SCR provides in-home personal care for the elderly, and is expected to generate approximately $2.2 million of annual revenues.

•	In May 2006, we purchased Accent Health Care, Inc. and the operations of Compassionate Home Care, Inc. and Medical Outsourcing, Inc. doing business in Ohio, California and Georgia, respectively. These three acquisitions are expected to generate approximately $4 million of annualized revenues.

•	On June 5, 2006, we announced that we completed the acquisition of the operations and assets of Armstrong Uniserve, Inc. and Armstrong Unicare, LLC, (collectively AUI) headquartered in Tacoma, Washington. AUI provides in-home personal care and respite services to the elderly and individuals with developmental, intellectual, cognitive and other disabilities. The acquisition is expected to generate approximately $28 million of annual revenues.

•	On June 22, 2006, Ralph G. Gronefeld, Jr. assumed the role of ResCare’s President and Chief Executive Officer upon the retirement of Ronald G. Geary. To ensure a smooth and successful leadership transition and at the board’s request, Mr. Geary has agreed to serve as non-executive Chairman of the Board until the annual meeting of shareholders in 2007. Mr. Gronefeld will also retain his position as President of the Community Services Group.

•	On June 30, 2006, we acquired the operations of Team Mental Health Services which provides disability services in the state of Michigan. This acquisition is expected to generate approximately $3.1 million in annual revenues.
          In addition, after the quarter the following events occurred:
•	We completed the tuck-in acquisition of Magnolia HomeCare, generating annual revenues of approximately $1.5 million. Magnolia HomeCare provides private home care services to individuals in the greater-Atlanta area.

•	We completed the acquisition of the operations of TLC Supported Living Services, generating annual revenues of approximately $20 million. TLC provides in-home care services primarily in the state of Indiana.

•	On July 12, 2006, we entered into an agreement with Mosaic, a faith-based, non-profit organization, with the intent Mosaic would acquire ResCare’s operations in New Mexico. Mosaic is the nation’s largest non-profit provider of services to people with developmental disabilities and other special needs. On July 24, 2006, we received notice from the State of New Mexico that it was terminating its provider services agreement with us effective September 30, 2006, without cause. The New Mexico operations generate annual revenue of approximately $27 million and have operated on a break-even basis. We are currently working with the State of New Mexico, Mosaic, and a few other providers to ensure a safe transition for the people receiving our services with minimal impact to our employees and our financial results.
Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues:
Community Services	$228,053	$209,642	$446,634	$412,520
Job Corps Training Services	39,492	37,677	79,329	74,972
Employment Training Services	55,286	16,059	110,504	28,714
Other	5,757	2,356	11,046	4,019

Consolidated	$328,588	$265,734	$647,513	$520,225

Operating income:
Community Services	$25,170	$22,136	$49,458	$42,709
Job Corps Training Services	4,120	4,000	8,382	7,956
Employment Training Services	4,424	1,488	8,861	2,704
Corporate and Other	(12,874)	(11,001)	(25,976)	(22,014)

Consolidated	$20,840	$16,623	$40,725	$31,355

Operating margin:
Community Services	11.0%	10.6%	11.1%	10.4%
Job Corps Training Services	10.4%	10.6%	10.6%	10.6%
Employment Training Services	8.0%	9.3%	8.0%	9.4%
Consolidated	6.3%	6.3%	6.3%	6.0%
Consolidated
     Consolidated revenues for both the quarter and six months ended June 30, 2006, increased 24% over the same periods in 2005, as more fully described in the segment discussions.
     Operating income for the quarter and the six months ended June 30, 2006 increased 25% and 30%, respectively, over the same periods in 2005. Operating margin was 6.3% for both the quarters ended June 30, 2006 and 2005, and increased from 6.0% to 6.3% for the six months ended June 30, 2006, compared to the same period in 2005. These results are attributed to the revenue growth and operating margin improvement in the Community Services segment discussed below, offset by decreases primarily in the Employment Training Services segment discussed below.

     As a percentage of total revenues, corporate general and administrative expenses were 4.2% and 4.3% for the quarter and six months ended June 30, 2006, respectively, and 4.4% and 4.3%, respectively, for the same periods of 2005. These reductions were primarily the result of revenue growth through tuck-in acquisitions with minimal additional administrative expenses, partially offset by share-based compensation included in 2006.
     Net interest expense decreased $0.1 million for the second quarter of 2006 and $0.4 million for the six months ended June 30, 2006, compared to the same periods in 2005. These decreases were attributable to lower interest expense due to the refinancing in October 2005, offset by additional borrowings in 2006 to fund the Workforce Services and other acquisitions and increases in the prime rate and London Interbank Offered Rate (LIBOR) in 2006.
     Our effective income tax rate for the quarter and six months ended June 30, 2006, is 39.5%, as compared to 34.0% in the comparable periods of 2005. The increase in the effective rate is primarily due to the expiration of the Work Opportunity Tax Credit in December 2005, which has not yet been reenacted by Congress, the impact of the non-deductibility of certain incentive stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment and less non-taxable investment income for 2006.
      Community Services
     Community Services revenues for the quarter and six months ended June 30, 2006 increased by 9% and 8%, respectively, over the same periods in 2005. This increase was due primarily to acquisitions in 2005 and the second quarter of 2006 and increases in the periodic in-home services. Periodic in-home services revenues increased $7.9 million from the year earlier quarter and $16.3 million from the year earlier six months. Operating margin increased from 10.6% in the second quarter of 2005 to 11.0% in the same period in 2006 and from 10.4% to 11.1% for the six months ended June 30, 2006, over the comparable period in 2005, due primarily to continued growth in the higher margin periodic in-home services unit, acquisitions and cost containment. Cost containment includes payroll and employee benefit cost improvements, which were partially offset by higher fuel and utility costs.
      Job Corps Training Services
     Job Corps Training Services revenues increased 5% and 6%, respectively for the quarter and six months ended June 30, 2006 over the same periods in 2005, due principally to the addition of Northlands Job Corps center in July 2005 and contractual increases. Operating margins decreased slightly from the comparable periods in 2005.
      Employment Training Services
     Employment Training Services revenues increased $39.2 million and $81.8 million, respectively, in the quarter and six months ended June 30, 2006, over the same periods in 2005, due primarily to the Workforce Services acquisition, which accounted for $35.6 million and $71.8 million of the increases, and increases of $4.1 million and $9.8 million related to the New York City WeCare contract. Operating income for this segment increased $2.9 million for the quarter and $6.2 million for the six months ended June 30, 2006, over the year earlier periods. Operating margin decreased from 9.3% in the second quarter of 2005 to 8.0% in the same period of 2006 and from 9.4% for the six months ended June 30, 2005, to 8.0% in the comparable period of 2006. These decreases are primarily attributable to higher amortization expense due to the Workforce Services acquisition which was completed in the first quarter of 2006. Additionally, the first quarter of 2006 had integration costs related to the acquisition.

     Other
     A small portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues from this segment more than doubled over the prior year periods. The primary reason for the increase is the new education contracts that were acquired with the Workforce Services acquisition in January 2006.
      Discontinued Operations
     Net loss from discontinued operations was $0.1 million and $2.3 million for the quarter and six months ended June 30, 2006, compared to $0.7 million and $1.7 million for the same periods a year ago. Included in net loss from discontinued operations for the six months ended June 30, 2006, is a charge of $2.2 million for impaired assets and abandoned leased facilities and pretax operational losses of $1.6 million, offset by a tax benefit of $1.5 million.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 14% in 2006 over 2005. As described below, the increase in accounts receivable is primarily due to the Workforce Services acquisition. Workforce Services has estimated annual revenues of $165 million. Primarily as a result of this acquisition, and acquisitions during the second quarter of 2006, goodwill increased $68.6 million from December 31, 2005.
     During the six months ended June 30, 2006, cash, cash equivalents and short-term investments decreased by $34.5 million. During the six months ended June 30, 2006, cash provided from operations was $4.5 million compared to $25.0 million provided from operations for 2005. The decrease in 2006 from 2005 was the result of funding working capital requirements for the Workforce Services acquisition, primarily accounts receivable, offset by an increase in net income.
     Days revenue in net accounts receivable were 50 days at June 30, 2006 compared with 51 days at December 31, 2005. Net accounts receivable at June 30, 2006 increased to $189.0 million, compared to $160.8 million at December 31, 2005. The increase in net accounts receivable is primarily due to receivables related to the Workforce Services acquisition and some collection timing differences. Of the total net accounts receivable balance at June 30, 2006, approximately 5.5% were greater than 360 days.
     Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We spent $89.2 million on acquisitions during the first six months of 2006, of which the acquisition of Workforce Services was $69.8 million and acquisitions in the second quarter of 2006 were $19.4 million.

     Our financing activities during the first six months included net borrowings of $51.0 million on the revolver and $2.7 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $2.9 million and $0.4 million in debt issuance costs associated with amending our credit facility. Option exercise activity resulted in $5.8 million in proceeds and $2.0 million in tax benefits.
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
     As of June 30, 2006, we had irrevocable standby letters of credit in the principal amount of $59.8 million issued primarily in connection with our insurance programs.
     On June 7, 2006, we amended our existing senior secured credit facility. The amendment reduces certain borrowing cost margins and increases the revolving credit facility by $25 million to a total of $200 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $250 million. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions.
     As of June 30, 2006, we had $89.2 million available under the revolver with an outstanding balance of $51.0 million. Outstanding balances bear interest at 1.625% over the LIBOR or other bank developed rates at our option. Letters of credit had a borrowing rate of 1.625% as of June 30, 2006. The commitment fee on the unused balance was .35%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.
     The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt convenants as of June 30, 2006. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.
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

Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending June 30
					2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-term Debt	$207,430	$3,997	$2,298	$51,019	$150,116

Capital Lease Obligations	1,039	745	182	112	—

Operating Leases	164,982	38,607	57,100	35,308	33,967

Purchase Contracts	—	—	—	—	—

Total Contractual Obligations	$373,451	$43,349	$59,580	$86,439	$184,083

		Amount of Commitments Expiring per Period
Other Commercial		Twelve Months Ending June 30
Commitments	Total Amounts				2012 and
	Committed	2007	2008-2009	2010-2011	Thereafter
Standby Letters-of-Credit	$59,756	$59,756	—	—	—

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At June 30, 2006, we had $51 million variable rate debt outstanding as compared to no variable rate debt outstanding at December 31, 2005. This variable rate debt was comprised of our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. A 100 basis point movement in the interest rate would result in an approximate $0.5 million annualized effect on interest expense and cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
     Although we are operating in compliance with established laws and regulations, state regulatory agencies have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Increased regulatory oversight can result in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses. We have experienced this unfunded, increased regulatory oversight in the District of Columbia. This, in turn, led to our decision to cease providing community services in the District in the first quarter of 2006.
      Our insurance coverage and self-insurance reserves may not cover future claims.
     Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. Our professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2006, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. Our automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, we purchased excess liability coverage with limits of $15 million effective July 1, 2006, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with various deductibles and sub-limits depending on the type of loss. We offer various health insurance plans to full-time employees. One of these plans has a $150,000 deductible per claim funded by the company. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended June 30, 2006, ResCare awarded 107,200 shares of restricted stock to employees under the 2005 Omnibus Incentive Compensation Plan. The table below sets forth information about the awards. The issuance of these shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

			Fair Market
			Value
	Grant	Shares	on Date
Plan	Date	Granted	of Grant

2005 Omnibus Incentive Compensation Plan	04/03/2006	41,950	$764,749
2005 Omnibus Incentive Compensation Plan	06/11/2006	42,250	$866,125
2005 Omnibus Incentive Compensation Plan	06/15/2006	5,000	$101,250
2005 Omnibus Incentive Compensation Plan	06/19/2006	16,500	$317,460
2005 Omnibus Incentive Compensation Plan	06/28/2006	1,500	$28,395
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On June 22, 2006, ResCare held its regular annual meeting of shareholders in Louisville, Kentucky. The common and preferred shareholders present at the meeting, in person or by proxy, were entitled to cast 30,732,103 shares on a common-share equivalent basis, or 94.4% of the 32,557,110 votes that all eligible shareholders were entitled to cast.

(b)	At the annual meeting, the following two directors were elected to serve three-year terms:

NAME	VOTES FOR	VOTES WITHHELD

Steven S. Reed	23,287,743	7,444,360
E. Halsey Sandford	29,316,972	1,415,131
The following director was elected to serve a two-year term as follows:

NAME	VOTES FOR	VOTES WITHHELD

William E. Brock	30,527,497	204,606
(c)	The Company’s shareholders also ratified the appointment of KPMG LLP as independent auditors for ResCare for the 2006 fiscal year.

Votes for	30,365,471
Votes against	363,045
Votes abstaining	3,587
(d)	As provided under ResCare’s Articles of Incorporation, the preferred shareholders unanimously elected Nigel S. Wright for a term of three years to one of our two board positions elected exclusively by preferred shareholders.

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
     On December 24, 2005, Ronald G. Geary, Chairman of ResCare, adopted a written trading plan that complies with Rule 10b5-1 for financial planning purposes and to diversify his financial holdings. The plan covers 97,686 shares of ResCare common stock that Mr. Geary will obtain through the exercise of stock options granted to him under his employment contract with ResCare. The plan extends for one year and sales are expected to be weekly. On June 27, 2006, the plan was amended to suspend sales under it until September 5, 2006, at which time sales will resume covering 74,500 shares to be sold between September 5 and 22, 2006. At the time of the plan’s adoption, Mr. Geary beneficially owned 1,142,988 shares or 4.3% of the ResCare common shares outstanding. As of June 30, 2006, he beneficially owned 957,873 shares or 3.5% of common shares outstanding.
     E. Halsey Sandford, a director of ResCare, and an affiliate of Mr. Sandford have adopted non-discretionary written trading plans that comply with Rule 10b5-1. The plans were also adopted for financial planning purposes. Mr. Sandford’s plan covers approximately 40,850 shares which Mr. Sandford obtained through exercise of stock options granted to him under his employment agreement with ResCare prior to his retirement in 2001. The affiliate’s plan covers approximately 52,800 shares that were obtained by gift from Mr. Sandford from shares he obtained through option exercises as described above. After the affiliate’s plan was terminated, the affiliate subsequently sold the balance of its shares. Mr. Sandford’s plan extends for one year and the sales are expected to be monthly. At the time his plan was adopted, Mr. Sandford owned 115,689 shares, or 0.4% of ResCare’s common shares outstanding. At the time the affiliate’s plan was adopted, Mr. Sandford owned 97,700 shares, or 0.3% of ResCare’s common shares outstanding.
Item 6. Exhibits
(a)	Exhibits
10.	Amendment No. 2 dated as of June 7, 2006, to Amended and Restated Credit Agreement dated as of October 3, 2000, among the registrant, the Lenders from time to time parties thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, National City Bank of Kentucky, as Syndication Agent, and General Electric Capital Corporation and U.S. Bank National Association, as Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Exhibit 99 to the Report on Form 8-K filed on June 12, 2006, is hereby incorporated by reference herein.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant
Date: August 4, 2006	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer