Form 10-Q
period 2006-09-30
RES CARE INC /KY/
filed 2006-11-07
CIK 776325

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2006, was 27,780,854.

INDEX
RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)
(Unaudited)

	September 30	December 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,652	$9,894
Short-term investments	—	27,650
Accounts receivable, net of allowance for doubtful accounts of $10,571 in 2006 and $9,279 in 2005	196,089	160,821
Refundable income taxes	—	343
Deferred income taxes	11,403	12,353
Non-trade receivables	8,829	3,629
Prepaid expenses and other current assets	10,998	7,037

Total current assets	233,971	221,727

Property and equipment, net	74,701	74,175
Goodwill	370,332	281,016
Other intangible assets	28,018	7,422
Other assets	13,646	16,689

	$720,668	$601,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$40,935	$40,592
Accrued expenses	79,975	63,268
Current portion of long-term debt and obligations under capital leases	4,847	4,554
Accrued income taxes	4,021	—

Total current liabilities	129,778	108,414

Long-term liabilities	28,086	27,893
Long-term debt and obligations under capital leases	210,514	152,584
Deferred gains	4,483	3,865
Deferred income taxes	6,785	6,275

Total liabilities	379,646	299,031

Commitments and contingencies

Minority interests	230	—

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2006 and 2005	46,609	46,609
Common shares, no par value, authorized 40,000,000 shares, issued 28,723,857 in 2006 and 2005, outstanding 27,776,854 shares in 2006 and 26,946,078 shares in 2005	50,198	49,603
Additional paid-in capital	73,742	63,605
Retained earnings	168,693	140,987
Accumulated other comprehensive income	1,550	1,194

Total shareholders’ equity	340,792	301,998

	$720,668	$601,029

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues	$336,261	$275,780	$983,774	$796,005
Facility and program expenses	301,250	246,468	880,460	712,773

Facility and program contribution	35,011	29,312	103,314	83,232

Corporate general and administrative expenses	13,857	11,980	41,435	34,545

Operating income	21,154	17,332	61,879	48,687

Interest expense, net	4,505	4,633	13,168	13,690

Income from continuing operations before income taxes	16,649	12,699	48,711	34,997
Income tax expense	6,089	4,317	18,754	11,899

Income from continuing operations	10,560	8,382	29,957	23,098
Income (loss) from discontinued operations, net of tax	59	(753)	(2,251)	(2,472)

Net income	10,619	7,629	27,706	20,626

Net income attributable to preferred shareholders	1,572	1,169	4,127	3,185

Net income attributable to common shareholders	$9,047	$6,460	$23,579	$17,441

Basic earnings per common share:
From continuing operations	$0.33	$0.26	$0.93	$0.74
From discontinued operations	0.00	(0.02)	(0.07)	(0.08)

Basic earnings per common share	$0.33	$0.24	$0.86	$0.66

Diluted earnings per common share:
From continuing operations	$0.32	$0.26	$0.91	$0.73
From discontinued operations	0.00	(0.02)	(0.07)	(0.08)

Diluted earnings per common share	$0.32	$0.24	$0.84	$0.65

Weighted average number of common shares:
Basic	27,689	26,570	27,481	26,336
Diluted	28,122	27,235	28,108	27,014
See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Cash flows from operating activities:
Net income	$27,706	$20,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,643	10,318
Impairment charges	1,110	—
Amortization of discount on notes and deferred debt issuance costs	736	652
Share-based compensation	1,371	—
Deferred income taxes, net	1,460	1,052
Tax benefit from exercise of stock options	—	1,368
Excess tax benefits from share-based compensation	(2,627)	—
Provision for losses on accounts receivable	4,319	3,548
Changes in operating assets and liabilities	(24,050)	(10,759)

Cash provided by operating activities	22,668	26,805

Cash flows from investing activities:
Purchases of property and equipment	(11,746)	(8,502)
Acquisitions of businesses	(108,430)	(31,975)
Proceeds from sales of assets	13	64
Proceeds from sales and maturities of short-term investments	66,850	353,660
Purchases of short-term investments	(39,200)	(320,425)

Cash used in investing activities	(92,513)	(7,178)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(4,441)	(42,430)
Borrowings of long-term debt	40,000	13,000
Short-term borrowings — three months or less, net	19,500	—
Proceeds from sale and leaseback transactions	2,651	—
Debt issuance costs	(468)	—
Excess tax benefits from share-based compensation	2,627	—
Proceeds received from exercise of stock options	6,734	4,491

Cash provided by (used in) financing activities	66,603	(24,939)

Decrease in cash and cash equivalents	(3,242)	(5,312)

Cash and cash equivalents at beginning of period	9,894	28,404

Cash and cash equivalents at end of period	$6,652	$23,092

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

     Starting with the second quarter of 2006, we reclassified a portion of our self-insured reserves for professional, general and automobile liability and workers’ compensation risks from current liabilities to long-term liabilities in the condensed consolidated balance sheets. Self-insurance reserve accruals, which are subject to periodic adequacy evaluations, are being classified based on estimated claims payments. Using historical and actuarial information, estimated self-insured claims to be paid after twelve months are included in other long-term liabilities. As a result of the self-insured reserve reclassifications noted above, we also reclassified a portion of our deferred income tax balances between current assets and noncurrent liabilities. The reclassifications had no effect on the reported results of operations, cash flows or compliance with our debt covenants. Prior period financial information has been conformed to this presentation.
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
     The aggregate purchase price consists of (in thousands):

Cash paid	$69,000
Transaction costs	808

Total purchase price	$69,808

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Property, plant and equipment	$1,523
Other intangibles	18,418
Goodwill	50,162
Liabilities assumed	(295)

Aggregate purchase price	$69,808

     The other intangible assets consist primarily of customer relationships and will be amortized over 15 years. Amortization expense for these intangible assets totaled $0.3 million in the third quarter of 2006 and $0.9 million for the nine months ended September 30, 2006.

     Supplemental consolidated pro forma information for the three and nine months ended September 30, 2005, is presented below as though the business combination had been completed as of January 1, 2005. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if ResCare and Workforce Services constituted a single entity during such period.

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005
	(In thousands, except per share data)
Revenues	$316,813	$917,332
Attributable to common shares:
Income from continuing operations	$7,327	$21,043
Net income	$6,691	$18,954

Basic earnings per common share:
Income from continuing operations	$0.28	$0.80
Net income	$0.25	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.78
Net income	$0.25	$0.70
     During the first nine months of 2006, we completed 11 additional acquisitions within our Community Services Group. Aggregate consideration for these acquisitions was approximately $41.5 million, including $2.9 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $73 million. Goodwill increased $37 million as a result of these acquisitions. Intangible assets were assigned a value of approximately $4 million, principally for non-competition agreements.
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

     In connection with the withdrawal, we recorded a charge for exit costs totaling $1.6 million during the first quarter ended March 31, 2006. An additional $0.6 million was recorded for impaired assets, which were principally leaseholds and furniture. The following table describes the 2006 activity for the exit liability as of September 30, 2006 (in thousands):

	Beginning			Ending
	Balance at			Balance at
	Jan. 1, 2006	Accruals	Payments	Sept. 30, 2006
One-time benefit arrangements and related costs	$—	$246	$(199)	$47
Lease terminations	—	1,310	(126)	1,184

Total	$—	$1,556	$(325)	$1,231

     Summarized financial information for the discontinued operations is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Revenues	$(3)	$3,641	$2,893	$11,718
Facility and program expenses	(162)	4,781	4,336	15,463

Facility and program income (loss)	159	(1,140)	(1,443)	(3,745)

Exit costs and other write-offs	—	—	(2,217)	—

Income (loss) from discontinued operations, before income taxes	159	(1,140)	(3,660)	(3,745)
Income tax (expense) benefit	(100)	387	1,409	1,273

Income (loss) from discontinued operations, net of tax	$59	$(753)	$(2,251)	$(2,472)

Note 5. Comprehensive Income
     The following table sets forth the computation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income	$10,619	$7,629	$27,706	$20,626
Foreign currency translation adjustments arising during the period	1	360	356	205

Comprehensive income	$10,620	$7,989	$28,062	$20,831

Note 6. Long-term Debt
     Long-term debt and obligations under capital leases consists of the following:

	September 30	December 31
	2006	2005
	(In thousands)
7.75% senior notes due 2013, net of discount of $1.0 million in 2006 and $1.1 million in 2005	$149,030	$148,926
Senior secured credit facility	59,500	—
Obligations under capital leases	695	1,586
Notes payable and other	6,136	6,626

	215,361	157,138
Less current portion	4,847	4,554

	$210,514	$152,584

Note 7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands, except per share data)
Income from continuing operations	$10,560	$8,382	$29,957	$23,098
Attributable to preferred shareholders	1,563	1,285	4,462	3,567

Attributable to common shareholders	$8,997	$7,097	$25,495	$19,531

Income (loss) from discontinued operations, net of tax	$59	$(753)	$(2,251)	$(2,472)
Attributable to preferred shareholders	9	(116)	(335)	(382)

Attributable to common shareholders	$50	$(637)	$(1,916)	$(2,090)

Net income	$10,619	$7,629	$27,706	$20,626
Attributable to preferred shareholders	1,572	1,169	4,127	3,185

Attributable to common shareholders	$9,047	$6,460	$23,579	$17,441

Weighted average number of common shares used in basic earnings per common share	27,689	26,570	27,481	26,336
Effect of dilutive securities:
Stock options	409	665	548	678
Restricted stock	24	—	79	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,122	27,235	28,108	27,014

Basic earnings per common share:
From continuing operations	$0.33	$0.26	$0.93	$0.74
From discontinued operations	0.00	(0.02)	(0.07)	(0.08)

Basic earnings per common share	$0.33	$0.24	$0.86	$0.66

Diluted earnings per common share:
From continuing operations	$0.32	$0.26	$0.91	$0.73
From discontinued operations	0.00	(0.02)	(0.07)	(0.08)

Diluted earnings per common share	$0.32	$0.24	$0.84	$0.65

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(In thousands)
Convertible subordinated notes	—	—	—	137
Stock options	165	13	165	13
Note 8. Segment Information
     Effective January 1, 2006, in order to better reflect the services provided, the Disabilities Services segment was renamed Community Services.

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
	(In thousands)
Three months ended September 30:

2006
Revenues	$244,496	$39,404	$48,344	$4,017	$336,261
Operating income	27,878	4,350	3,393	(14,467)	21,154
Total assets	494,003	31,706	135,540	59,419	720,668
Capital expenditures	2,068	—	125	1,524	3,717
Depreciation and amortization	2,283	—	502	1,603	4,388

2005 (2)
Revenues	$218,457	$39,240	$16,440	$1,643	$275,780
Operating income	23,770	4,318	1,460	(12,216)	17,332
Total assets	437,055	35,217	33,142	90,177	595,591
Capital expenditures	1,911	—	11	1,126	3,048
Depreciation and amortization	2,187	—	26	1,325	3,538

Nine months ended September 30:
2006
Revenues	$691,130	$118,733	$158,848	$15,063	$983,774
Operating income	77,336	12,732	12,254	(40,443)	61,879
Capital expenditures	5,554	—	307	5,885	11,746
Depreciation and amortization	6,688	—	1,347	4,568	12,603

2005 (2)
Revenues	$630,977	$114,212	$45,154	$5,662	$796,005
Operating income	66,479	12,274	4,164	(34,230)	48,687
Capital expenditures	4,889	—	55	3,558	8,502
Depreciation and amortization	6,162	—	79	3,933	10,174

(1)	All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)	Amounts in 2005 have been restated to exclude the effects of the District, which operations were discontinued effective March 31, 2006. Depreciation and amortization for the District was zero and $40 for the three and nine months ended September 30, 2006, respectively, and $43 and $144 for the same periods in 2005, respectively.

Note 9. Share-Based Payments
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees,(APB No. 25) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS 123(R) and related interpretations is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) was effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method.
     Under the modified-prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on December 31, 2005, as well as those that are subsequently modified, repurchased or cancelled. Under the modified-prospective approach, compensation expense recognized in the three and nine months ended September 30, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation expense for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. Share-based compensation is reflected in corporate general and administrative expenses in the accompanying condensed consolidated statement of income.
     Prior to the adoption of SFAS 123(R), we accounted for stock option grants in accordance with APB No. 25, and accordingly, recognized no compensation expense for stock option grants due to the grant price being equal to the market price at the date of grant. As a result of adopting SFAS 123(R), net income for the quarter and nine months ended September 30, 2006 was $0.5 million and $1.0 million, respectively (net of $0.2 million and $0.4 million tax benefit, respectively) lower, than if ResCare had continued to account for share-based compensation under APB No. 25.

     The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income attributable to common shareholders, as reported	$6,460	$17,441
Deduct: Total share-based employee compensation expense determined under fair value method of all awards, net of related tax effects	213	639

Net income attributable to common shareholders, pro forma	$6,247	$16,802

Basic earnings per common share:
As reported	$0.24	$0.66

Pro forma	$0.24	$0.64

Diluted earnings per common share:
As reported	$0.24	$0.65

Pro forma	$0.23	$0.62

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
     As of September 30, 2006, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to five years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest in one-third increments over three years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.
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
     The following table sets forth the fair value of stock option grants using the Black-Scholes option-pricing model and the applicable weighted-average assumptions for the nine months ended September 30, 2005. We did not grant any stock options during the three months ended September 30, 2005 or the first nine months of 2006.

Nine Months Ended
September 30, 2005
Fair value per option	$6.79
Risk-free interest rate	4.01%
Dividend yield	—
Expected volatility	59%
Expected option life (in years)	2-5
     Total share-based compensation expense by type of award for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock options	$158	$476
Restricted stock, service-based	155	435
Restricted stock, performance-based	368	459

Total share-based compensation expense	681	1,370
Tax effect	205	356

Share-based compensation expense, net of tax	$476	$1,014

     Stock Options
     As of September 30, 2006, a total of 894,940 stock options were outstanding under the plans. Share-based compensation expense recognized for the three and nine months ended September 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Included in share-based compensation expense in the three and nine months ended September 30, 2006 was $0.2 million and $0.5 million, respectively, related to stock options which is net of the estimated forfeitures. The intrinsic value of the stock options exercised during the three and nine months ended September 30, 2006 was $1.5 million and $9.4 million, respectively. The fair value of the stock options which vested during the third quarter of 2006 and 2005 was approximately $0.1 million and $0.3 million, respectively. The fair value of the stock options which vested during the nine months ended September 30, 2006 and 2005 was approximately $1.7 million and $2.1 million, respectively.
     As of September 30, 2006, there was $0.2 million of total share-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated amortization period of approximately fifteen months.

     A summary of our stock option activity and related information for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Stock	Exercise	Contractual
	Options	Price	Life
Outstanding at December 31, 2005	1,750,497	$9.22
Exercised	(832,777)	8.03
Forfeited/canceled	(22,780)	8.06

Outstanding at September 30, 2006	894,940	10.36	2.9

Exercisable at September 30, 2006	629,619	$11.01

     The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2006 was approximately $8.7 million and $5.7 million, respectively.
     Restricted Stock, service-based
     As of September 30, 2006, 168,781 shares of service-based restricted stock were outstanding which vest based on years of service. During the nine months ended September 30, 2006, we awarded 129,520 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for the three and nine months ended September 30, 2006 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of September 30, 2006, there was $2.4 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years. The intrinsic value of the service-based restricted stock outstanding at September 30, 2006 was $0.3 million.
     A summary of our service-based restricted stock activity, and related information for the nine months ended September 30, 2006 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	39,261	$15.58
Granted	129,520	19.56

Outstanding at September 30, 2006	168,781	$18.59

     Restricted Stock, performance-based
     As of September 30, 2006, a total of 449,162 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our

Board of Directors. During the nine months ended September 30, 2006, we awarded 403,641 performance-based restricted shares to key employees. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for the three and nine months ended September 30, 2006 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of September 30, 2006, there was $8.2 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable.
     A summary of performance-based restricted stock activity, and related information for the nine months ended September 30, 2006 is as follows:

	Performance-	Weighted
	Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2005	45,521	$16.11
Granted	403,641	19.98

Outstanding at September 30, 2006	449,162	$19.59

     The aggregate intrinsic value of the performance-based restricted stock outstanding at September 30, 2006 was approximately $0.2 million.
Note 10. Legal Proceedings
     From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.
     In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit for $9.0 million. It is our position that: (i) the Lawsuit initiated coverage under policies of insurance in more than one policy year, thus affording adequate coverage to settle the Lawsuit within coverage and policy limits, (ii) AISL waived any applicable exclusions for punitive damages by its failure to send a timely reservation of rights letter and (iii) the decision by the Texas Supreme Court in King v. Dallas Fire Insurance Company, 85 S.W.3d 185 (Tex. 2002) controls. Prior to the Texas Supreme Court’s decision in the King case, summary judgment was granted in favor of AISL but the scope of the order was unclear. Based on the King decision, the summary judgment was set aside. Thereafter, subsequent motions for summary judgment filed by both

AISL and ResCare were denied. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million. It is our belief that the Court improperly limited the evidence ResCare could place in the record at trial and the type of claims it could present. Accordingly, an appeal of the Court’s decision has been filed with the Fifth Circuit Court of Appeals and a supersedes bond has been filed with the Court of $6.0 million. Oral arguments were held on August 31, 2005. We have not made any provision in our condensed consolidated financial statements for the potential liability that may result from final adjudication of this matter, as we do not believe it is probable that an unfavorable outcome will result from this matter. Based on the advice of counsel, we do not believe it is probable that the ultimate resolution of this matter will result in a material liability to us nor have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.
     As a result of the death of one of the individuals we served, the Attorney General of Missouri brought criminal charges against one of our operating subsidiaries in 2003. This subsidiary served approximately 58 individuals. We voluntarily surrendered the license of the facility involved and settled the related civil litigation, which was covered by insurance. During the third quarter of 2006, a jury found the subsidiary guilty on one count of negligence in the criminal case. We believe that the evidence in the case was insufficient to warrant this decision and have appealed. The monetary fine associated with this matter was immaterial. Further, any adverse outcome would not affect the participation of our other subsidiaries in federal and state health programs. If similar allegations were to arise in the future in respect of a more significant subsidiary or in respect of ResCare, an adverse outcome could have a material adverse effect on our business, result of operations or liquidity.
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
Note 11. Impact of Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies when using other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our financial statements.

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) Considerating the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for periods ending after November 15, 2006. We are currently evaluating the impact, if any, of adopting SAB 108 on our consolidated financial statements.
Note 12. Income Taxes
     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Federal income tax at the statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	3.9	4.5	3.9	4.5
Jobs tax credits, net	(0.6)	(3.8)	(1.0)	(4.2)
Other	(1.7)	(1.7)	0.6	(1.3)

	36.6%	34.0%	38.5%	34.0%

     Our effective income tax rates for the quarter and nine months ended September 30, 2006, are 36.6% and 38.5%, respectively, as compared to 34.0% in the comparable periods of 2005. The increase in the effective rate is primarily due to the expiration of the jobs tax credits in December 2005, which has not yet been reenacted by Congress, the impact of the non-deductibility of certain incentive stock options in accordance with SFAS 123(R) and less non-taxable investment income for 2006. In addition, our effective tax rate reflects the reversal of certain income tax reserves upon the expiration of the applicable statute of limitations for certain tax filing positions during the quarter.
Note 13. Related Party Transactions
     We lease certain of our facilities under an operating lease with Ventas, Inc., a publicly traded healthcare real estate investment trust. Ronald Geary, who is our Chairman of the Board and former President and Chief Executive Officer, is a member of Ventas’ board of directors. Payments to the trust approximated $0.2 million for both the third quarter of 2006 and 2005 and $0.7 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.
     ResCare used an airplane from an entity owned by Mr. Geary for certain corporate travel. Total costs incurred during the nine months ended September 30, 2006 were approximately $24,000. No costs were incurred during the first nine months of 2005.
Note 14. Minority Interests
     The accompanying condensed consolidated financial statements include the financial information of ResCare and that of several subsidiaries in which we hold a majority interest. For consolidated majority-owned subsidiaries in which we own less than 100%, we recognize a minority interest for the ownership interest of the minority owners. ResCare currently holds a 67.5% interest in Pharmacy Alternatives, LLC, a closed-door pharmacy providing products and services to both ResCare operations and other providers of services to persons with developmental disabilities. We also hold a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities. The minority interest represents the share of the equity that is attributable to the minority owner and is disclosed separately in the condensed consolidated balance sheet. The associated minority interest impact for the quarter and nine months ended September 30, 2006 is not material to our results of operations, and therefore has been classified as general and administrative expense in the condensed consolidated statements of income.
Note 15. Subsequent Event
      Effective October 31, 2006, pursuant to the contract terms, the State of New Mexico cancelled our contract without cause. We have ceased providing services to people with developmental disabilities in the state of New Mexico and are in the process of exiting the state. The New Mexico operations generated revenues of approximately $19 million for the first nine months of 2006. We anticipate that the results of operations for New Mexico will be reported as discontinued operations in the fourth quarter of 2006 and any exit charges will be recorded at this time.
Note 16. Subsidiary Guarantors
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

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,513	$1,493	$3,646	$—	$6,652
Accounts receivable, net	33,527	161,926	636	—	196,089
Deferred income taxes	11,403	—	—	—	11,403
Prepaid expenses and other current assets	7,366	12,411	50	—	19,827

Total current assets	53,809	175,830	4,332	—	233,971

Property and equipment, net	29,967	44,665	69	—	74,701
Goodwill	75,953	289,561	4,818	—	370,332
Investment in subsidiaries	380,972	—	—	(380,972)	—
Other assets	9,169	32,495	—	—	41,664

	$549,870	$542,551	$9,219	$(380,972)	$720,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,199	$13,567	$169	$—	$40,935
Accrued expenses	37,775	42,030	170	—	79,975
Current portion of long-term debt and obligations under capital leases	745	4,102	—	—	4,847
Accrued income taxes	4,183	—	(162)	—	4,021

Total current liabilities	69,902	59,699	177	—	129,778

Intercompany	(105,885)	105,249	636	—	—
Long-term liabilities	27,698	388	—	—	28,086
Long-term debt and obligations under capital leases	208,801	1,713	—	—	210,514
Deferred gains	1,773	2,710	—	—	4,483
Deferred income taxes	6,789	—	(4)	—	6,785

Total liabilities	209,078	169,759	809	—	379,646

Minority interests	—	230	—	—	230

Total shareholders’ equity	340,792	372,562	8,410	(380,972)	340,792

	$549,870	$542,551	$9,219	$(380,972)	$720,668

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,192	$1,927	$2,775	$—	$9,894
Short-term investments	27,650	—	—	—	27,650
Accounts receivable, net	37,512	122,673	636	—	160,821
Refundable income taxes	416	—	(73)	—	343
Deferred income taxes	12,353	—	—	—	12,353
Prepaid expenses and other current assets	7,591	3,001	74	—	10,666

Total current assets	90,714	127,601	3,412	—	221,727

Property and equipment, net	28,430	45,288	457	—	74,175
Goodwill	66,405	210,002	4,609	—	281,016
Investment in subsidiaries	300,809	—	—	(300,809)	—
Other assets	9,866	14,245	—	—	24,111

	$496,224	$397,136	$8,478	$(300,809)	$601,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$29,360	$11,127	$105	$—	$40,592
Accrued expenses	29,058	33,954	256	—	63,268
Current portion of long-term debt and obligations under capital leases	1,046	3,340	168	—	4,554

Total current liabilities	59,464	48,421	529	—	108,414

Intercompany	(49,227)	48,728	499	—	—
Long-term liabilities	27,628	265	—	—	27,893
Long-term debt and obligations under capital leases	149,078	3,281	225	—	152,584
Deferred gains	1,004	2,861	—	—	3,865
Deferred income taxes	6,279	—	(4)	—	6,275

Total liabilities	194,226	103,556	1,249	—	299,031

Total shareholders’ equity	301,998	293,580	7,229	(300,809)	301,998

	$496,224	$397,136	$8,478	$(300,809)	$601,029

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$61,143	$277,538	$(2,420)	$—	$336,261

Operating expenses	55,714	262,384	(2,991)	—	315,107

Operating income	5,429	15,154	571	—	21,154

Other (income) expenses:
Interest, net	2,205	2,304	(4)	—	4,505
Equity in earnings of subsidiaries	(8,639)	—	—	8,639	—

Total other expenses	(6,434)	2,304	(4)	8,639	4,505

Income from continuing operations, before income taxes	11,863	12,850	575	(8,639)	16,649
Income tax expense	1,244	4,624	221	—	6,089

Income from continuing operations	10,619	8,226	354	(8,639)	10,560
Loss from discontinued operations, net of tax	—	59	—	—	59

Net income	$10,619	$8,285	$354	$(8,639)	$10,619

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$195,154	$784,237	$4,383	$—	$983,774

Operating expenses	185,700	732,531	3,664	—	921,895

Operating income	9,454	51,706	719	—	61,879

Other (income) expenses:
Interest, net	6,438	6,635	95	—	13,168
Equity in earnings of subsidiaries	(25,852)	—	—	25,852	—

Total other expenses	(19,414)	6,635	95	25,852	13,168

Income from continuing operations, before income taxes	28,868	45,071	624	(25,852)	48,711
Income tax expense	1,162	17,352	240	—	18,754

Income from continuing operations	27,706	27,719	384	(25,852)	29,957
Loss from discontinued operations, net of tax	—	(2,251)	—	—	(2,251)

Net income	$27,706	$25,468	$384	$(25,852)	$27,706

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,528	$211,430	$1,822	$—	$275,780

Operating expenses	63,107	193,703	1,638	—	258,448

Operating income	(579)	17,727	184	—	17,332

Other (income) expenses:
Interest, net	2,641	1,989	3	—	4,633
Equity in earnings of subsidiaries	(9,754)	—	—	9,754	—

Total other expenses	(7,113)	1,989	3	9,754	4,633

Income from continuing operations, before income taxes	6,534	15,738	181	(9,754)	12,699
Income tax (benefit) expense	(1,095)	5,350	62	—	4,317

Income from continuing operations	7,629	10,388	119	(9,754)	8,382
Loss from discontinued operations, net of tax	—	(753)	—	—	(753)

Net income	$7,629	$9,635	$119	$(9,754)	$7,629

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$183,040	$608,169	$4,796	$—	$796,005

Operating expenses	179,371	563,724	4,223	—	747,318

Operating income	3,669	44,445	573	—	48,687

Other (income) expenses:
Interest, net	7,062	6,634	(6)	—	13,690
Equity in earnings of subsidiaries	(22,866)	—	—	22,866	—

Total other expenses	(15,804)	6,634	(6)	22,866	13,690

Income from continuing operations, before income taxes	19,473	37,811	579	(22,866)	34,997
Income tax (benefit) expense	(1,153)	12,855	197	—	11,899

Income from continuing operations	20,626	24,956	382	(22,866)	23,098
Loss from discontinued operations, net of tax	—	(2,472)	—	—	(2,472)

Net income	$20,626	$22,484	$382	$(22,866)	$20,626

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$27,706	$25,468	$392	$(25,860)	$27,706
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	5,352	7,269	22	—	12,643
Impairment charges	—	1,110	—	—	1,110
Amortization of discount and deferred debt issuance costs on notes	736	—	—	—	736
Share-based compensation	1,371	—	—	—	1,371
Deferred income taxes	1,460	—	—	—	1,460
Excess tax benefits from share-based compensation	(2,627)	—	—	—	(2,627)
Provision for losses on accounts receivable	—	4,319	—	—	4,319
Equity in earnings of subsidiaries	(25,860)	—	—	25,860	—
Changes in operating assets and liabilities	(46,895)	23,150	(305)	—	(24,050)

Cash (used in) provided by operating activities	(38,757)	61,316	109	—	22,668

Investing activities:
Purchases of property and equipment	(6,584)	(5,528)	366	—	(11,746)
Acquisitions of businesses	—	(108,430)	—	—	(108,430)
Proceeds from sale of assets	—	13	—	—	13
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)

Cash provided by (used in) investing activities	21,066	(113,945)	366	—	(92,513)

Financing activities:
Repayments of long-term debt and capital leases	(78)	(3,970)	(393)	—	(4,441)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings — three months or less, net	19,500	—	—	—	19,500
Proceeds from sale and leaseback transactions	—	2,651	—	—	2,651
Debt issuance costs	(468)	—	—	—	(468)
Excess tax benefit from share-based compensation	2,627	—	—	—	2,627
Net payments relating to intercompany financing	(54,303)	53,514	789	—	—
Proceeds received from exercise of stock options	6,734	—	—	—	6,734

Cash provided by financing activities	14,012	52,195	396	—	66,603

(Decrease) increase in cash and cash equivalents	(3,679)	(434)	871	—	(3,242)
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894

Cash and cash equivalents at end of period	$1,513	$1,493	$3,646	$—	$6,652

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$20,626	$22,484	$382	$(22,866)	$20,626
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,744	5,549	25	—	10,318
Amortization of discount and deferred debt issuance costs on notes	652	—	—	—	652
Deferred income taxes, net	(1,139)	2,190	1	—	1,052
Tax benefit from exercise of stock options	1,368	—	—	—	1,368
Provision for losses on accounts receivable	—	3,548	—	—	3,548
Equity in earnings of subsidiaries	(22,866)	—	—	22,866	—
Changes in operating assets and liabilities	40,251	(50,441)	(569)	—	(10,759)

Cash provided by (used in) operating activities	43,636	(16,670)	(161)	—	26,805

Investing activities:
Purchases of property and equipment	(2,560)	(5,891)	(51)	—	(8,502)
Acquisitions of businesses	—	(31,975)	—	—	(31,975)
Proceeds from sales of assets	—	64	—	—	64
Proceeds from sales and maturities of short-term investments	353,660	—	—	—	353,660
Purchases of short-term investments	(320,425)	—	—	—	(320,425)

Cash provided by (used in) investing activities	30,675	(37,802)	(51)	—	(7,178)

Financing activities:
Repayments of long-term debt and capital leases	(41,345)	(1,085)	—	—	(42,430)
Borrowings of long-term debt	13,000	—	—	—	13,000
Net payments relating to intercompany financing	(52,943)	52,608	335	—	—
Proceeds received from exercise of stock options	4,491	—	—	—	4,491

Cash (used in) provided by financing activities	(76,797)	51,523	335	—	(24,939)

(Decrease) increase in cash and cash equivalents	(2,486)	(2,949)	123	—	(5,312)
Cash and cash equivalents at beginning of period	22,080	3,590	2,734	—	28,404

Cash and cash equivalents at end of period	$19,594	$641	$2,857	$—	$23,092

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
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. We discuss events or circumstances that could cause actual results to differ in the “Risk Factors” section in Part II, Item 1A of this Report and in our 2005 Annual Report on Form 10-K. Our forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.
Overview
     The following Management’s Discussion and Analysis (“MD&A”) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in this MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries. The individual sections of MD&A are:
•	Our Business - a general description of our business and revenue sources.

•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

•	Quarter in Review — significant developments during the past quarter.

•	Results of Operations — an analysis of our consolidated results of operations for the periods presented including analysis of our operating segments.

•	Financial Condition, Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash and financial position.

•	Contractual Obligations and Commitments — a tabular presentation of our contractual obligations and commitments for future periods.
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
     We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are funded through performance-based or fixed-fee contracts with local and state governments funded by federal agencies, including the DOL and the Department of Health and Human Services.

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
Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During the first quarter of 2006, we recorded a charge totaling $2.2 million in connection with our withdrawal from the District of Columbia (District). Included in this charge was $0.6 million related to asset impairment, principally leaseholds and furniture. Unrelated to our withdrawal from the District, in the second quarter of 2006 we recorded a charge of $0.4 million related to asset impairment of certain land and buildings. There have been no other material asset valuation losses during 2006.
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
Quarter in Review
     Revenues for the quarter were $336.3 million, net income was $10.6 million, and cash provided from operations was $18.2 million. These items are discussed in more detail in the following sections of the MD&A.
•	During the third quarter, we completed the tuck-in acquisition of the operations of TLC Supported Living Services, which is expected to generate annual revenues of approximately $20 million. TLC provides in-home care services in the state of Indiana and Louisville, Kentucky. Also, during the third quarter, we completed the acquisitions of Magnolia Home Care (Georgia), Quality Healthcare Services (Georgia) and All Ways Caring Services (Illinois). These three acquisitions are expected to generate annual revenues of approximately $11 million.

•	In the third quarter, revenues for the Employment Training Services segment were $48.3 million, down from $55.3 million in the second quarter of 2006. This decrease was primarily the result of contract non-renewals and revisions to certain contracts, on less favorable terms.

•	On September 6, 2006, we announced that we are leading a coalition of public and private organizations to introduce a telecare system aimed at improving services to people with disabilities. Through a 66.7% interest in Rest Assured, LLC, we are providing remote monitoring services to both ResCare operations and other disabilities services providers, resulting in improvements to the lives of people served, as well as cost savings. The Rest Assured TM system incorporates traditional Web cam technology with interactive Web-based devises. The technology allows one staff person to monitor multiple individuals at a number of different sites. Rest Assured TM was recently approved by the state of Indiana to support people with cognitive, intellectual and related disabilities who receive services paid for by state government. The impact of Rest Assured on the quarter and nine months ended September 30, 2006 was not material.

•	In August 2006, Standard & Poor’s Rating Services (S&P) raised our corporate credit rating to “BB-” from “B+”, the senior secured debt rating to “BB” from “BB-”, and the senior unsecured debt rating to “B+” from “B.”

•	On September 27, 2006, ResCare entered into a new employment agreement with Ralph G. Gronefeld, Jr., ResCare’s President and Chief Executive Officer. The term is effective as of July 1, 2006 to December 31, 2011. Under this agreement, Mr. Gronefeld is eligible for restricted stock awards for a total of 400,000 shares of ResCare common stock comprised of (a) 300,000 “annual restricted shares” and (b) 100,000 “financial performance restricted shares.” The annual restricted shares will be awarded only if ResCare attains a net income threshold of $19.5 million for the twelve month period ending June 30, 2007. If the shares are awarded, 60,000 shares will vest immediately on the date of the award, which will be upon the public release of earnings for the quarter ending June 30, 2007. Thereafter, provided that Mr. Gronefeld continues to be employed by ResCare, 60,000 shares will vest annually on January 1 of each calendar year through January 1, 2011. Mr. Gronefeld was awarded the financial performance restricted shares on September 27, 2006, upon the execution of his employment agreement. The financial performance restricted shares will vest at one time if ResCare attains a net income target amount for any calendar year during the initial five-year term of the agreement, provided that Mr. Gronefeld continues to be employed by ResCare as of the last day of such calendar year. Pretax compensation expense attributable to these restricted stock awards for the third quarter of 2006 was approximately $0.3 million. For the fourth quarter of 2006 and the calendar year ending December 31, 2007, pretax compensation expense attributable to these awards is estimated to be approximately $1.0 million and $3.1 million, respectively, assuming we are on target to achieve the financial performance thresholds.

In addition, we anticipate renewing employment contracts for other members of management effective in the first quarter of 2007. Those renewals are expected to contain share-based awards.
     In addition, after the quarter the following events occurred:
•	Effective October 31, 2006, pursuant to the contract terms, the State of New Mexico cancelled our contract without cause. We ceased providing services to people with developmental disabilities in the state of New Mexico and are in the process of exiting the state. The New Mexico operations generated revenues of approximately $19 million for the first nine months of 2006 and have operated on an approximately break-even basis. We anticipate that the results of operations for New Mexico will be reported as discontinued operations in the fourth quarter and any exit charges will be recorded at that time.
•	ResCare announced on November 6, 2006, that Ralph G. Gronefeld, Jr., ResCare president and chief executive officer, has been elected to ResCare's Board of Directors, effective immediately. Mr. Gronefeld replaced Nigel S. Wright, a director since 2004, who resigned because of his other business obligations and commitments.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues:
Community Services	$244,496	$218,457	$691,130	$630,977
Job Corps Training Services	39,404	39,240	118,733	114,212
Employment Training Services	48,344	16,440	158,848	45,154
Other	4,017	1,643	15,063	5,662

Consolidated	$336,261	$275,780	$983,774	$796,005

Operating income:
Community Services	$27,878	$23,770	$77,336	$66,479
Job Corps Training Services	4,350	4,318	12,732	12,274
Employment Training Services	3,393	1,460	12,254	4,164
Corporate and Other	(14,467)	(12,216)	(40,443)	(34,230)

Consolidated	$21,154	$17,332	$61,879	$48,687

Operating margin:
Community Services	11.4%	10.9%	11.2%	10.5%
Job Corps Training Services	11.0%	11.0%	10.7%	10.8%
Employment Training Services	7.0%	8.9%	7.7%	9.2%
Consolidated	6.3%	6.3%	6.3%	6.1%
Consolidated
     Consolidated revenues for both the quarter and nine months ended September 30, 2006, increased 22% and 24%, respectively, over the same periods in 2005, as more fully described in the segment discussions.
     Operating income for the quarter and the nine months ended September 30, 2006 increased 22% and 27%, respectively, over the same periods in 2005. Operating margin was 6.3% for both the quarters ended September 30, 2006 and 2005, and increased from 6.1% to 6.3% for the nine months ended September 30, 2006, compared to the same period in 2005. These results are attributed to the revenue growth and operating margin improvement in the Community Services segment, offset by decreases primarily in the Employment Training Services segment, both of which are discussed below.
     As a percentage of total revenues, corporate general and administrative expenses were 4.1% and 4.2% for the quarter and nine months ended September 30, 2006, respectively, and 4.3% for both of the same periods of 2005. These reductions were primarily the result of revenue growth through tuck-in acquisitions with minimal additional administrative expenses, partially offset by the effect of share-based compensation expense included in 2006.
     Net interest expense decreased $0.1 million for the third quarter of 2006 and $0.5 million for the nine months ended September 30, 2006, compared to the same periods in 2005. These decreases were attributable to lower interest expense due to the refinancing in October 2005, offset by additional borrowings in 2006 to fund the Workforce Services and other acquisitions and increases in the prime rate and London Interbank Offered Rate (LIBOR) in 2006.
     Our effective income tax rates for the quarter and nine months ended September 30, 2006, are 36.6% and 38.5%, respectively, as compared to 34.0% in the comparable periods of 2005. The increase in the effective rate is primarily due to the expiration of the jobs tax credits in December 2005, which has not yet been reenacted by Congress, the impact of the non-deductibility of certain incentive stock options in accordance with SFAS 123(R) and less non-taxable investment income for 2006. In addition, our effective tax rate reflects the reversal of certain income tax reserves due to the expiration of the applicable statute of limitations for certain tax filing positions during the quarter.
     Community Services
     Community Services revenues for the quarter and nine months ended September 30, 2006 increased by 12% and 10%, respectively, over the same periods in 2005. This increase was due primarily to acquisitions in the second half of 2005 and during 2006 and increases in periodic in-home services. Periodic in-home services revenues increased $14.5 million from the year earlier quarter and $30.8 million from the year earlier nine months. Also contributing to the increase were revenues of approximately $4.5 million from our majority interest in Pharmacy Alternatives, LLC, a closed-door pharmacy providing products and services to both ResCare operations and other providers. Operating margin increased from 10.9% in the third quarter of 2005 to 11.4% in the same period in 2006 and from 10.5% to 11.2% for the nine months ended September 30, 2006, over the comparable period in 2005, due primarily to continued growth in the higher margin periodic in-home services unit, acquisitions and improved staff utilization.
     Job Corps Training Services
     Job Corps Training Services revenues remained flat in the third quarter 2006 compared to the same period in 2005 and increased 4% for the nine months ended September 30, 2006 over the same period in 2005, due principally to the addition of Northlands Job Corps center in July 2005 and contractual increases. Operating margins were similar to the comparable periods in 2005.
     Employment Training Services
     Employment Training Services revenues increased $31.9 million and $113.7 million, respectively, in the quarter and nine months ended September 30, 2006, over the same periods in 2005, due primarily to the Workforce Services acquisition, which accounted for approximately $30 million and $102 million of the increases, and increases of nearly $3 million and $13 million related to the New York City WeCare contract. Operating income for this segment increased $1.9 million for the quarter and $8.1 million for the nine months ended September 30, 2006, over the year earlier periods. Operating margin decreased from 8.9% in the third quarter of 2005 to 7.0% in the same period of 2006 and from 9.2% for the nine months ended September 30, 2005, to 7.7% in the comparable period of 2006. The third quarter results represent a 13% decline in revenues and a 100 basis point decline in operating margin from the second quarter of 2006. The decrease in the third quarter of 2006 is primarily attributable to contract non-renewals and fewer contract awards in addition to unfavorable modifications to existing contracts, generally effective July 1, 2006. The decrease for the nine months ended September 30, 2006 also included higher amortization expense due to the Workforce Services acquisition which was completed in the first quarter of 2006.

     Other
     A small portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues from this segment more than doubled over the prior year periods. The primary reason for the increase is the new education contracts that were acquired with the Workforce Services acquisition in January 2006.
     Discontinued Operations
     Net income from discontinued operations was $0.1 million for the third quarter of 2006 and net loss from discontinued operations was $2.3 million for the nine months ended September 30, 2006, compared to net losses of $0.8 million and $2.5 million for the same periods a year ago. Included in net loss from discontinued operations for the nine months ended September 30, 2006, is a charge of $2.2 million for impaired assets and abandoned leased facilities and pretax operational losses of $1.4 million, offset by a tax benefit of $1.4 million.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 20% in 2006 over 2005. As described below, the increase in accounts receivable is primarily due to the Workforce Services acquisition and other growth. Workforce Services revenues for 2006 are estimated to be $145 million, down from previous estimates of $165 million, due in large part to contract non-renewals and delayed implementation of new and anticipated contracts. Primarily as a result of Workforce Services acquisition, and acquisitions during the second and third quarters of 2006, goodwill increased $89.3 million from December 31, 2005.
     During the nine months ended September 30, 2006, cash, cash equivalents and short-term investments decreased by $30.9 million. During the three months and nine months ended September 30, 2006, cash provided from operations was $18.2 million and $22.7 million, respectively, compared to $1.8 million and $26.8 million provided from operations for the comparable periods in 2005. The decrease in 2006 from 2005 was the result of funding working capital requirements for the Workforce Services acquisition and other acquisitions primarily in the first quarter of 2006, offset by an increase in net income.
     Days revenue in net accounts receivable were 51 days at September 30, 2006 and December 31, 2005. Net accounts receivable at September 30, 2006 increased to $196.1 million, compared to $160.8 million at December 31, 2005. The increase in net accounts receivable is primarily due to receivables related to the Workforce Services and other acquisitions and some collection timing differences. Of the total net accounts receivable balance at September 30, 2006 and December 31, 2005, approximately 3% were greater than 540 days.
     Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We spent $108.4 million on acquisitions during the first nine months of 2006, of which the acquisition of Workforce Services was $69.8 million and acquisitions in the second and third quarters of 2006 were $38.6 million.
     Our financing activities during the first nine months included net borrowings of $59.5 million on the revolver and $2.7 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $4.4 million and $0.5 million in debt issuance costs associated with amending our credit facility. Option exercise activity resulted in $6.7 million in proceeds and $2.6 million in tax benefits.
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
     As of September 30, 2006, we had irrevocable standby letters of credit in the principal amount of $49.2 million issued primarily in connection with our insurance programs.
     On June 7, 2006, we amended our existing senior secured credit facility. The amendment reduced certain borrowing cost margins and increased the revolving credit facility by $25 million to a total of $200 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $250 million. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions.
     As of September 30, 2006, we had $91.3 million available under the revolver with an outstanding balance of $59.5 million. Outstanding balances bear interest at 1.625% over the LIBOR or other bank developed rates at our option. As of September 30, 2006, the weighted average interest rate was 7.26%. Letters of credit had a borrowing rate of 1.625% as of September 30, 2006. The commitment fee on the unused balance is .35%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.
     The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of September 30, 2006. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.
     Operating funding sources are approximately 68% through Medicaid reimbursement, 12% from the DOL and 20% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending September 30
					2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-term Debt	$215,775	$4,406	$1,705	$59,515	$150,149
Capital Lease Obligations	695	441	56	52	146
Operating Leases	175,975	41,222	60,596	36,176	37,981
Purchase Contracts	—	—	—	—	—

Total Contractual Obligations	$392,445	$46,069	$62,357	$95,743	$188,276

		Amount of Commitments Expiring per Period
	Total	Twelve Months Ending September 30
Other Commercial	Amounts				2012 and
Commitments	Committed	2007	2008-2009	2010-2011	Thereafter
Standby Letters-of-Credit	$49,175	$49,175	—	—	—
Impact of Recently Issued Accounting Pronouncements
     See Note 11 of the Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At September 30, 2006, we had $59.5 million variable rate debt outstanding as compared to no variable rate debt outstanding at December 31, 2005. This variable rate debt was comprised of our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations. A 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on interest expense and cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
Item 1A. Risk Factors
     The following sets forth changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K and our 2006 Quarterly Reports on Form 10-Q.
     We receive a substantial amount of jobs tax credits that Congress must renew.
     Over the years, we have employed numerous individuals qualifying us to receive a substantial amount of jobs tax credits. If Congress does not pass legislation to renew the jobs tax credit, our income tax expense will increase. These credits have existed for over 30 years and have always been renewed, in more than one instance by retroactively effective legislation. Certain jobs tax credits expired on December 31, 2005, and while we gauge legislative intent to indicate that the credits will be renewed retroactively to January 1, 2006 (a seamless extension), there can be no assurance that this will happen.
     Our inability to renew our existing contracts with governmental agencies and to obtain additional contracts can adversely affect our revenues.
     Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. These contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in bidding for contracts to operate, or to continue operating, Job Corps or Employment Training centers. Our Job Corps contracts are re-bid regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every one or two years. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of our future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.
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
     On December 24, 2005, Ronald G. Geary, Chairman of ResCare, adopted a written trading plan that complies with Rule 10b5-1 for financial planning purposes and to diversify his financial holdings. The plan covers 97,686 shares of ResCare common stock that Mr. Geary will obtain through the exercise of stock options granted to him under his employment contract with ResCare. The plan extends for one year and sales are expected to be weekly. On June 27, 2006, the plan was amended to suspend sales under it until September 5, 2006, at which time sales resumed covering 74,500 shares to be sold between September 5 and 22, 2006. At the time of the plan’s adoption, Mr. Geary beneficially owned 1,142,988 shares or 4.3% of the ResCare common shares outstanding. As of September 30, 2006, he beneficially owned 673,573 shares or 2.4% of common shares outstanding.
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
Item 6. Exhibits
     (a) Exhibits
10	Employment Agreement between Res-Care, Inc. and Ralph G. Gronefeld, Jr. is incorporated by reference to Exhibit 99.1 of Form 8-K filed on October 3, 2006.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC. Registrant
Date: November 7, 2006	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date: November 7, 2006	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer