Form 10-K
period 2006-12-31
RES CARE INC /KY/
filed 2007-03-07
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from _______________ to _______________
Commission File Number: 0-20372
RES-CARE, INC.
(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10140 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
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
The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ National Market System on June 30, 2006, was approximately $539,534,700. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and their affiliates have been deemed affiliates of the registrant. As of February 15, 2007, there were 28,181,979 shares of the registrant’s common stock, no par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2007 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

Preliminary Note Regarding Forward-Looking Statements
     All references in this Annual Report on Form 10-K to “ResCare,” “our company,” “we,” “us,” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
     Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping and transportation to the elderly in their own homes. Additionally, we provide services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees. Because most of the people with developmental disabilities (DD) need services throughout their lives and many states have extensive waiting lists for services, our DD operations have experienced high occupancy rates.
     At December 31, 2006, we provided services to persons with special needs in 36 states, Washington, D.C., Canada and Puerto Rico.
Description of Services by Segment
     As of December 31, 2006, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Note 10 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 10 is incorporated herein by reference and should be read in conjunction with this section.
     Community Services
     We are the nation’s largest private provider of services for individuals with intellectual, cognitive or other developmental disabilities, and we also provide periodic in-home care services to the elderly. At December 31, 2006, we served individuals in 29 states. Our programs for individuals with developmental disabilities, administered in both residential and non-residential settings, are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of our different services including social, functional and vocational skills training, supported employment and emotional and psychological counseling. Individuals are supported by an interdisciplinary team consisting of our employees and professional contractors, such as qualified mental retardation professionals, or QMRPs, support/service coordinators, physicians, psychologists, therapists, social workers and other direct support professionals.
     For our individuals with developmental disabilities, we offer an alternative to large, state-run institutional settings by providing high quality, and individually focused programs on a more cost efficient basis than traditional state-run programs.

For our elderly clients, we provide support services and training to enable the individuals to continue to live safely in their homes and remain active in their community.
     Our community services are provided in a variety of different environments including:
•	Periodic In-Home Services. These programs offer periodic and customized support for individuals and primary caregivers to assist and provide respite care . Our services enable select individuals with DD to return home and receive care away from large, state-run institutions. This is often an alternative that states offer to assist the caregivers of individuals with DD who are on a waiting list for long-term care placement. Our services also enable elderly individuals who need assistance to be served in the comfort of their own homes. For both individuals with DD and the elderly, service is provided on an hourly basis and is coordinated in response to the individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping.

•	Group Homes. Our group homes are family-style houses in the community where four to eight individuals live together usually with full time staffing for supervision and support. Individuals are encouraged to take responsibility for their home, health and hygiene and are encouraged to actively take part in work and community functions.

•	Supported Living. Our supported living programs provide services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of staff supervision or support each week or they may require services 24 hours a day.

•	Residential Facilities. Sixteen of our approximately 3,700 service sites are larger residential facilities, which provide around-the-clock support to ten or more individuals. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

•	Vocational Skills Training and Day Programs. These programs offer individuals with developmental disabilities the opportunity to become active in their communities and/or attain meaningful employment. Vocational skills training programs contract with local industries to provide short or long-term work. Day programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.
     We have recently undertaken initiatives intended to improve the efficiencies and the effectiveness of providing services to our clients. Two examples are:
•	On September 6, 2006, we announced that we are leading a coalition of public and private organizations to introduce a telecare system aimed at improving services to people with disabilities. Through a 66.7% interest in Rest Assured, LLC, we are providing remote monitoring services to both ResCare operations and other disabilities services providers, resulting in improvements to the lives of people serviced, as well as cost savings. The Rest Assured ™ system incorporates traditional Web cam technology with interactive Web-based devices. The technology allows one staff person to monitor multiple individuals at a number of different sites. Rest Assured ™ was recently approved by the state of Indiana to support people with cognitive, intellectual and related disabilities who receive services paid for by state government.

•	In late 2005, we entered into an agreement whereby we hold a 67.5% ownership interest in Pharmacy Alternatives, LLC (PAL), a non-retail pharmacy providing medications and pharmaceutical supplies to ResCare operations and other service providers.

The pharmacy officially began operations on January 1, 2006. PAL, which specializes in serving individuals with developmental disabilities, operates in Kentucky, Indiana, Ohio and Texas and plans operations in additional states.
     We believe that the breadth and quality of our services and support and training programs makes us attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with us. Our programs are designed to offer specialized support that is not generally available in larger state institutions and traditional long-term care facilities.
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

•	Functional Skills Training. Functional skills training encourages mastery of personal skills and the achievement of greater independence. As needed, individual habilitation or support plans may focus on basic skills training or maintenance in such areas as personal hygiene and dressing, as well as more complex activities such as shopping and use of public transportation. Individuals are encouraged to participate in daily activities such as housekeeping and meal preparation as appropriate.

•	Vocational Skills Training and Day Programs. We provide extensive vocational training or specialized day programs for many of the individuals we support. Some individuals are able to be placed in community-based jobs, either independently or with job coaches, or may participate as a member of a work team contracted for a specific service such as cleaning, sorting or maintenance. Clients not working in the community may be served through vocational workshops or day programs appropriate for their needs. We operate such programs and also contract for these services with outside providers. Our philosophy is to enable all individuals served to perform productive work in the community or otherwise develop vocational skills based on their individual abilities. Individuals participating in specialized day programs may have physical or health restrictions which prevent them from being employed or participating in vocational programs. Specialized day programs may include further training in daily living skills, community integration or specialized recreation activities.

•	Counseling and Therapy Programs. Our counseling and therapy programs address the physical, emotional and behavioral challenges of individuals with developmental or other disabilities and the elderly. Goals of the programs include the development of enhanced physical agility and ambulation, acquisition and/or maintenance of adaptive skills for both personal care and work, as well as the development of coping skills and the use of alternative, responsible, and socially acceptable interpersonal behaviors. Individualized counseling programs may include group and individual therapies.

Occupational and physical therapies and therapeutic recreation are provided based on the assessed needs of each individual.
     At each of our operations, we provide comprehensive individualized support and training programs that encourage greater independence and the development of personal and vocational skills commensurate with the particular person’s capabilities. As the individuals progress, new programs are created to encourage greater independence, self-respect and the development of additional personal, social and/or vocational skills.
     Revenues for our Community Services operations are derived primarily from services provided under the Medical Assistance Program, Title XIX of the Social Security Act (Medicaid), administered by the states and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other developmental disabilities. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually through state legislative actions, and are affected in large part by economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. See Notes to Consolidated Financial Statements included in this Annual Report for a further discussion of our revenue recognition policies with respect to Medicaid contracts.
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
     We operate 17 Job Corps centers in nine states and Puerto Rico. We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for four Job Corps centers not operated by us. Our centers currently operate at approximately 96% capacity due to high demand, however, only approximately 1% of the eligible population in the United States is served by some type of Job Corps program due to funding constraints. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and complement their vocational training. High school equivalency classes are available to obtain GED certificates. We provide these services in campus-style settings utilizing housing and classroom facilities owned and managed by the DOL. Upon completion of the program, each student is referred to the nearest job placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 81% of the students completing our programs have obtained jobs or continue their education elsewhere.
     Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs.

Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.
     Employment Training Services
     We operate job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We currently operate 240 career centers in sixteen states and Washington, D.C. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any youth or adult. The services include providing information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers.
     Our Employment Training Services programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services.
     Other
     A small portion of our business is dedicated to operating alternative education programs and charter schools and international job training and placement agencies. Together these represent less than 2% of our total revenues.
Operations
     Community Services
     Community Services operations are organized under geographic regions. In general, each cluster of group homes, supported living program or larger facility is overseen by an executive director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs and case managers work with direct service staff and professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.
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
     An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. The DOL ranks centers on a 100-point scale. We review performance standards reports and act upon them as appropriate to address areas where improvement is needed. As of December 31, 2006, we were the highest rated contractor of Job Corps centers under these measures.
     Employment Training Services
     We operate our programs under contracts with local and state funding sources, such as Workforce Investment Boards, who receive federal funds allotted to states and localities — cities, counties, or consortia thereof. The physical facilities that house these programs are leased by us, either from private landlords or from local funding sources under resource sharing agreements. The management structure is two-tiered, with on-site staff in the field receiving technical assistance and support in operations and financial management from a regional office. Field level program directors are responsible for day-to-day operation of their program, supervising staff that provides varying combinations of assessment, counseling, case management, instruction, job development and placement, and job retention/career advancement services. Each field director reports to a regional project director in the support office, who is responsible for overall management of each contract.
     Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources, through local option. The U.S. Office of Management and Budget has a standard set of “Common Measures” that are applied to all human and social services programs operated by six federal agencies — including the Departments of Labor and Health & Human Services, from which the bulk of our funding originates. The common measures include, for adults: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness — measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant.

Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.
Contracts
     State Contracts. Primarily in the Community Services operations, we participate under contracts that are regulated by federal and state agencies as a provider of services under Medicaid. Although the contracts generally have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and pertinent state Medicaid Assistance programs. Pursuant to provider agreements, we agree to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of ResCare, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.
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
     Job Corps Contracts. Contracts for Job Corps centers are awarded pursuant to a rigorous bid process. After successfully bidding, we operate the Job Corps centers under comprehensive contracts negotiated with the DOL. Under Job Corps contracts, we are reimbursed for all facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a fixed percentage of facility and program costs. For our current contracts and any contract renewals, the management fee is a fixed contractual amount plus a computed amount based on certain performance criteria.
     The contracts cover a five-year period, consisting of an initial two-year term with a potential of three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of: (i) the performance of the center as compared to its budget; (ii) compliance with federal, state and local regulations; (iii) qualitative assessments of center life, education, outreach efforts and placement record; and (iv) the overall rating received by the center. Shortly before the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is re-bid, regardless of the operator’s performance. The current operator may participate in the re-bidding process. In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the re-bidding process. It is our experience that there is usually an inverse correlation between the performance ratings of the current operator and the number of competitors who will participate in the re-bidding process, with relatively fewer competitors expected where such performance ratings are high.

     As of February 15, 2007, we operated seventeen Job Corps centers under fourteen separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, one of which expires in 2007, two in 2008, five in 2009, four in 2010 and two in 2011. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.
     We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by us.
     Employment Training Services Contracts. Contracts for the Employment Training Services operations are awarded through a bid process. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contract amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services. The contracts vary in duration, currently from six to 36 months.
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

Referral Sources
     We receive substantially all of our DD clients from third party referrals. Generally, family members of individuals with DD are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Other service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.
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
Customers
     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2006, we derived 12% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.
Seasonality
     We operate certain alternative and private schools which are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations.
Foreign Operations
     We currently operate predominantly in the United States. We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide disabilities services and in Haiti with a contract through Cooperative Housing Foundation to operate job training centers. The operating results of these programs are not significant to our consolidated results of operations.
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
     With regard to Community Services, individual states remain a provider of DD services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health centers and religious organizations.
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
     The job training and placement business is also one that other entities may enter without substantial capital investment. The industry is currently served by a small number of large for-profit service providers and many smaller providers, primarily local non-profits.
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
     Professional staff retention and development is a critical factor in the successful operation of our business. The competition for talented professional personnel, such as therapists, QMRPs and experienced workforce professionals, is intense. We typically utilize a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to individuals with special needs contribute to a high turnover rate of direct service staff, which may lead to increased overtime and the use of outside consultants and other personnel. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel.
Government Regulation and Reimbursement
     Our operations are subject to compliance with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:
     Funding Levels. Federal and state funding for our Community Services and Employment Training Services businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid and Workforce Investment Act programs. Although states and localities in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In such instances, providers acting through their trade associations may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate.
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
     Regulations Affecting Our Business. The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), provides for the mandatory exclusion of providers and related individuals from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: convictions relating to fraud; obstruction of an investigation of a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph. In addition, we are subject to the federal “anti-kickback law” which makes it a felony to solicit, receive, offer to pay, or pay any kickback, bribe, or rebate in return for referring a resident for any item or service, or in return for purchasing, leasing or ordering any good, service or item, for which payment may be made under the Medicaid program. A violation of the anti-kickback statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000, as well as the imposition of civil penalties and/or exclusion from the Medicaid program. Some states have also enacted laws similar to the federal anti-kickback laws that restrict business relationships among health care service providers.
     Federal and state criminal and civil statutes prohibit false claims. Certain criminal and civil provisions prohibit knowingly filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violations are considered felonies punishable by up to five years imprisonment and/or $25,000 fines. In addition, under HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which it defined to include both public and private payors. Penalties for civil violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the statute allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

     The Department of Health and Human Services, as required by HIPAA, has adopted standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.
     The Department of Health and Human Services has also adopted several rules mandating the use of new standards with respect to certain health care transactions and health information. For instance, the Department of Health and Human Services has issued a rule establishing uniform standards for common health care transactions, including: health care claims information, plan eligibility, referral certification and authorization;, claims status;, plan enrollment and disenrollment; payment and remittance advice; plan premium payments; and coordination of benefits.
     The Department of Health and Human Services also has released standards and rules relating to the privacy and security of individually identifiable health information. These standards and rules not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.
     In January 2004, the Center for Medicare/Medicaid Services published a rule announcing the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule was effective May 23, 2005, with a compliance date of May 23, 2007.
     Management believes that we are complying with those HIPAA rules that have gone into effect. Although the new health information standards have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.
     Deficit Reduction Act
     The Deficit Reduction Act of 2005 (DRA), which was signed into law on February 8, 2006, contains provisions aimed at reducing Medicaid fraud and abuse and directly affects healthcare providers that receive at least $5 million in annual Medicaid payments.
     The DRA also provides resources for us to establish the Medicaid Integrity Program (MIP). Historically, the states have been primarily responsible for addressing Medicaid fraud and abuse. With the MIP, we will be more involved in detecting and preventing Medicaid fraud and abuse. Among other things, we will engage contractors to conduct audits, identify overpayments and educate providers on payment integrity. The DRA further provides incentives to states to enact their own false claims acts. It is likely that a number of states, including those where we operate, will enact such legislation in the near future. While we believe that our operations comply with Medicaid billing requirements, there can be no assurance that the added scrutiny resulting from the DRA will not have an adverse impact on our operations and financial results.
     The DRA also adds certain mandatory provisions to our compliance program. Specifically, by January 1, 2007, we were required to implement written policies educating our employees, agents and contractors regarding federal and state false claims acts, whistleblower protections for plaintiffs in qui tam actions and our policies and procedures for detecting fraud and abuse. While we are in compliance there can be no assurance that this education requirement, together with the MIP, will not result in an increase in frivolous investigations or suits against us.
     Also under the DRA, beginning July 1, 2006, states have been required to obtain proper documentation of citizenship for Medicaid recipients. Previously, eligible immigrants were required to provide proof of their immigration status, but U.S. citizens only had to declare their citizenship. Although this provision does not change the eligibility criteria, the additional requirement may delay coverage for some individuals and will result in denials for individuals who are unable to provide the documentation.

Similar enhanced documentation requirements have been implemented in some states, including certain states where we provide Medicaid reimbursed services. There can be no assurance that these changes will not have an adverse impact on our operations and financial results.
     We have also implemented the Payment Error Rate Measurement program (PERM). Under PERM, we will review Medicaid fee-for-service and Medicaid managed care to determine national and state-specific error rates for payments under Medicaid. Groups of states will begin participation in PERM beginning in 2007. The list of states to be audited in 2007 includes states where we have significant operations.
     Workforce Investment Act
     The Federal Workforce Investment Act of 1998 (WIA) funds “labor market intermediary” services for jobseekers and employers. WIA services are delivered through One-Stop Career Centers, where clients can access a range of workforce services provided not only by WIA, but by other related social service and educational agencies, at a single location. The WIA law mandates that certain of these agencies must be present at a one-stop location, but the actual complexion of one-stops is varied.
     WIA programs have various rules to determine the eligibility of potential service recipients. Federal WIA grants are allocated to states by a formula based on population and unemployment levels. States further allocate funds to local Service Delivery Areas (SDAs) that, within broad federal guidelines, are negotiated between governors and local elected officials as to the number and size of a state’s local SDAs. Variances exist greatly depending on population, urban and rural mix and funding levels. There have been few changes in the number and size of local SDAs in the last 10 years.
     Typically, funding decisions about delivery of services within each SDA are made by local elected officials and Workforce Investment Boards (WIBs), which makes the WIA market highly decentralized. In spite of the WIBs’ open, competitive bidding processes to choose program managers and service providers, we may find ourselves disadvantaged as we compete with entrenched incumbents such as the traditional non-profit agencies.
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
Employees
     As of December 31, 2006, we employed approximately 37,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 2,400 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.
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
     We derive virtually all of our revenues from federal, state and local government agencies, including state Medicaid programs and WIA programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and in some cases, to decrease appropriations for these services, which could reduce our revenues materially. A Medicaid commission has been established to advise the Secretary of the Department of Health and Human Services on, among other things, ways to achieve $10 billion in Medicaid savings over five years. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.
     Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Previously appropriated funds could also be reduced through subsequent legislation. For example, President Bush’s proposed budget for fiscal 2007 proposes substantial cuts in federal spending for workforce employment and training. We cannot predict whether any of the proposed cuts will be made or how they will impact us. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
     If we fail to achieve our internal forecasts for operating results in our Employment Training Services operating segment, we may be required to record a goodwill impairment charge.
     At December 31, 2006, we had approximately $60.4 million of goodwill related to our Employment Training Services operating segment. Recently, this operation has performed unfavorably as compared to our internal forecasts and expectations. Management has developed plans to improve the operating results of this operating segment. If these plans ultimately prove unsuccessful, we may be required to record a goodwill impairment charge associated with this operation, which could have a material adverse effect on our operating results.

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
     Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. These contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in bidding for contracts to operate, or to continue operating, Job Corps or Employment Training centers. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every one or two years. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.
     Labor changes could reduce our margins and profitability and adversely affect the quality of our care.
     Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the ineffective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. There is current legislation, which has already passed the Senate, that would increase the federal minimum wage to $7.25 per hour over the course of two years. If approved by the House and signed by the President, this legislation would increase our labor costs. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.
     We face substantial competition in attracting and retaining experienced personnel, and we may be unable to grow our business if we cannot attract and retain qualified employees.
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
     As part of our growth strategy, we intend to make selective acquisitions. Additionally, we also assess opportunities to maximize shareholder value and seek diversification through investments with other business partners. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:
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
     The health care industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:
•	licensure and certification;

•	adequacy and quality of health care services and employment services;

•	qualifications of health care and support personnel;

•	confidentiality, maintenance and security issues associated with medical or other personal records and claims processing;

•	relationships with referral sources;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.
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
     If we fail to comply with applicable laws and regulations, we could be subject to various sanctions, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our homes or facilities) and exclusion of one or more of our homes or facilities from participation in the Medicare, Medicaid and other federal and state health care programs. For example, as a result of the death of one of the individuals we served, the Attorney General of Missouri brought criminal charges against one of our homes in 2003. The subsidiary serves approximately 72 individuals. We voluntarily surrendered the license of the home involved and settled the related civil litigation, which was covered by insurance. During the third quarter of 2006, a jury found the home guilty on one count of negligence in the criminal case. We believe that the evidence in the case was insufficient to warrant this decision and have appealed. The monetary fine associated with this matter was immaterial. In January 2007, the home involved received notice from the U.S. Department of Health & Human Services, Office of Inspector General, of its intent to exclude the home from federal participation. Although the home is closed, the Company has requested that a determination of exclusion be stayed pending the completion of the appellate review process. Any adverse outcome should not affect the participation of our other subsidiaries in federal and state health programs. If similar allegations were to arise in the future in respect of a more significant subsidiary or in respect of ResCare, an adverse outcome could have a material adverse effect on our business, results of operations or liquidity.
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
     We are required to comply with laws governing Medicaid services.
     The Deficit Reduction Act of 2005 (DRA) requires our operations to comply with Medicaid billing requirements. The DRA also mandated changes to our compliance program. While we believe that our operations are in compliance, there can be no assurance that the added scrutiny resulting from the DRA will not have an adverse impact on our operations and financial results.
     Increases in regulatory oversight can result in higher operating costs.
     Although we are operating in compliance with established laws and regulations, state regulatory agencies often have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Increased regulatory oversight has resulted in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses. We recently experienced this unfunded, increased regulatory oversight in the District of Columbia. This, in turn, led to our decision to cease providing community services in the District in the first quarter of 2006.
     Our operations may subject us to substantial litigation.
     Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients or other individuals for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seek to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings and some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

     Media coverage critical of us or our industry may harm our results.
     Media coverage of the industry, including operators of facilities and programs for individuals with intellectual and other developmental disabilities, has, from time to time, included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general, and us in particular, could lead to increased regulatory scrutiny in some areas, and could adversely affect our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs, increasing regulation and resulting compliance costs, or discouraging clients from using our services.
     Our facility and program expenses fluctuate.
     Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs and insurance costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits can rise due to developments in the insurance market or our claims history. Significant fluctuations in our facility and program expenses, such as increases in energy costs, may adversely affect our business, results of operations and financial condition.
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
     If we fail to establish and maintain appropriate relationships with officials of government agencies, we may not be able to successfully procure or retain government-sponsored contracts which could negatively impact our revenues.
     To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining appropriate relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. These relationships also enable us to provide informal input and advice to the government agencies prior to the development of a “request for proposal” or program for privatization of social services and enhance our chances of procuring contracts with these payors.

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
     Expenses incurred and fees earned under government contracts are subject to scrutiny.
     We derive virtually all of our revenues from federal, state and local government agencies. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these government payors may be entitled to, in their discretion:
•	terminate or modify our existing contracts;

•	suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•	impose fines, penalties or other sanctions on us;

•	reduce the amount we are paid under our existing contracts; and/or

•	require us to refund amounts we have previously been paid.
     In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. We cannot be assured that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.
     Under certain employment training contracts, we are required to maintain certain performance measures and if those measures are not met, we may be subject to financial penalties. Further, certain employment training contracts require us to administer payments for childcare and transportation on behalf of our participants, for which we are reimbursed by the customer. These costs are subject to governmental reviews and audits to verify our compliance with the contracts.
     Our revenue growth has been related to increases in the number of individuals served in each of our operating segments.
     Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or facilities, the acquisition of management contract rights to operate facilities, the awarding of contracts to open new facilities, start new operations or to assume management of facilities previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, through awards in response to requests for proposals for new programs, in connection with facilities being privatized by governmental agencies, or by selected acquisitions.
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
     We have a significant amount of debt, which could adversely affect our business, financial condition and results of operations and could prevent us from fulfilling our obligations under the notes.
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
     Over the years, we have employed numerous individuals qualifying us to receive a substantial amount of jobs tax credits. If Congress does not pass legislation to renew the jobs tax credit, our income tax expense will increase. These credits have existed for over 30 years and have always been renewed, in more than one instance by retroactively effective legislation. Certain jobs tax credits expired on December 31, 2005, but were subsequently renewed retroactively to January 1, 2006 (a seamless extension) and will continue through December 31, 2007. There can be no assurance the jobs tax credit will be renewed at the next renewal date.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     As of December 31, 2006, we owned approximately 80 properties and operated facilities and programs at approximately 2,180 leased properties. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.
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
     In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. We have until April 16, 2007, in which to petition for review by the U.S. Supreme Court. We have made a provision in our consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of ResCare’s security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
     Our common stock began trading on the NASDAQ National Market on December 15, 1992, under the symbol “RSCR”. As of February 15, 2007, we had approximately 4,500 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.
     The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$19.30	$16.29	$16.72	$11.38
June 30	21.89	17.90	14.80	10.83
September 30	21.12	17.75	15.85	13.26
December 31	20.78	17.00	19.30	14.70
     We currently do not pay dividends and do not anticipate doing so in the foreseeable future.
     There were no purchases of treasury shares during 2006.
     Unregistered Sales of Equity Securities
     None.
     Issuer Repurchases of Securities
     None.

Item 6. Selected Financial Data
     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data:
Revenues(1)	$1,302,118	$1,046,556	$966,185	$923,977	$884,306
Operating income(1)	83,175 (2)	54,652 (3)	53,438	43,959	26,589	(5)
Net income
Income from continuing operations, net of tax	42,009	24,778	22,103	12,565	1,466
Loss from discontinued operations, net of tax	(5,313)	(3,556)	(596)	822	1,210

Net income	36,696	21,222	21,507	13,387	2,676

Net income attributable to common shareholders	31,243	17,954	6,117 (4)	13,387	2,676
Basic earnings per common share:
From continuing operations	$1.30	$0.79	$0.26	$0.52	$0.06
From discontinued operations	(0.17)	(0.11)	(0.02)	0.03	0.05

Basic earnings per common share	$1.13	$0.68	$0.24	$0.55	$0.11

Diluted earnings per common share:
From continuing operations	$1.27	$0.77	$0.25	$0.51	$0.06
From discontinued operations	(0.16)	(0.11)	(0.02)	0.03	0.05

Diluted earnings per common share	$1.11	$0.66	$0.23	$0.54	$0.11

Other Financial Data:
Depreciation and amortization(1)	16,914	13,460	11,933	11,976	11,565
Facility rent(6)	47,872	37,519	34,594	32,810	29,679

Selected Historical Ratios:
Percentage of total debt to total capitalization	37.4%	34.2%	40.3%	49.6%	59.7%
Ratio of earnings to fixed charges(7)	3.1x	2.3x	2.1x	1.6x	1.1x

Balance Sheet Data:
Working capital	$109,920	$113,313	$134,620	$81,835	$153,524
Total assets	726,056	601,029	578,436	495,961	540,920
Long-term obligations	205,889	152,584	168,066	184,576	261,123
Total debt, including capital leases	210,427	157,138	182,536	189,685	262,424
Shareholders’ equity	351,477	301,998	270,543	192,908	176,992

(1)	Amounts for all years have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in Washington, D.C. and the state of New Mexico. The results of these operations along with related exit costs, have been classified as discontinued operations for all periods presented. See Footnote 3 in the Notes to Consolidated Financial Statements.

(2)	Operating income for the year ended December 31, 2006 includes a charge of $2.7 million ($1.9 million net of tax or $0.06 per diluted share) related to share-based compensation expense.

(3)	Operating income for the year ended December 31, 2005 includes a charge of $11.9 million ($7.9 million net of tax or $0.25 per diluted share) related to the debt refinancing.

(4)	Under the accounting treatment for the Onex transaction in June 2004, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature did not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

(5)	Operating income for the year ended December 31, 2002 includes a charge of $14.8 million ($9.5 million net of tax, or $0.39 per share) related to a write-off of accounts receivable in the fourth quarter. In addition, we recorded a charge of $1.5 million ($1.0 million net of tax, or $0.04 per share) for costs associated with an investigation and closure of a portion of a non-core operation. Further, operating income for 2002 includes gains on the extinguishment of debt of $1.3 million ($0.8 million net of tax, or $0.03 per share).

(6)	Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(7)	For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.
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
Our Business
     We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2006, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the Notes to Consolidated Financial Statements.
     Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of- service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets.

At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.
     We operate vocational training centers under the federal Job Corps program administered by the DOL through our Job Corps Training Services operations. Under Job Corps contracts, we are reimbursed for direct facility and program costs related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as facility and program costs. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.
     We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services.
Application of Critical Accounting Policies
     Our discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Insurance Losses
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
Legal Contingencies
     We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 15 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2006.
Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During 2006, we recorded asset impairment charges totaling $1.0 million in connection with our withdrawal from the District of Columbia (District) and the State of New Mexico. These changes, which were primarily related to the write down of leasehold improvements, furniture and equipment, are reported as part of Discontinued Operations. Unrelated to the withdrawal, in the second quarter of 2006 we recorded a charge of $0.4 million related to asset impairment of certain land and buildings. We recorded no other material asset valuation losses during 2006.
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
     Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rates used as of our year-end annual impairment evaluation for the Community Services, Job Corps Training Services, Employment Training Services and Other reporting units were 11.0%, 14.2%, 14.0% and 17.0%, respectively. A variance in the discount rate could have a significant impact on the analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. No goodwill impairment charges were recorded during 2006.

     At December 31, 2006, we had approximately $60.4 million of goodwill related to our Employment Training Services operating segment. Recently, this operation has performed unfavorably as compared to our internal forecasts and expectations. Management has developed plans to improve the operating results of this operating segment. If these plans ultimately prove unsuccessful, we may be required to record a goodwill impairment charge associated with this operation.
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
     Employment Training Services. Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, and (3) hybrid, which are a combination of cost reimbursable and performance-based contracts.
     With cost reimbursable contracts, revenue is recognized for the direct costs associated with functions that are specific to the contract, plus an indirect cost percentage that is applied to the direct costs, plus a profit. Revenue is recognized in the period the associated costs are incurred and services are rendered.
     Under a performance-based contract, revenue is generally recognized as earned based upon the attainment of a unit performance measure times the fixed unit price for that specific performance measure. Typically, there are many different performance measures that are stipulated in the contract that must be tracked to support the billing and revenue recognition. Revenue may be recognized prior to achieving a benchmark as long as reliable measurements of progress-to-date activity can be obtained, indicating that it is probable that the benchmark will be achieved. This requires judgment in determining what is considered to be a reliable measurement.
     Revenues for hybrid contracts are generally recognized based on the specific contract language. The most common type of hybrid contract is “cost-plus,” which provide for the reimbursement of direct and indirect costs with profit tied to meeting certain performance measures. Revenues for cost-plus contracts are recognized in the period the associated costs are incurred with an estimate made for the performance-based portion, as long as reliable measurements of progress-to-date activity can be obtained, indicating that it is probable that the benchmark will be achieved. This requires judgment in determining what is considered to be a reliable measurement.
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

Results of Operations

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands)
Revenues:
Community Services(1)	$915,878	$822,241	$776,766
Job Corps Training Services	160,184	152,749	145,375
Employment Training Services	205,502	64,475	38,341
Other	20,554	7,091	5,703

Consolidated	$1,302,118	$1,046,556	$966,185

Operating Income:
Community Services(1)	$106,490	$91,411	$77,610
Job Corps Training Services	17,368	16,422	15,853
Employment Training Services	15,795	5,703	3,804
Other	1,190	158	132
Total Operating Expenses(2)	(57,668)	(59,042)	(43,961)

Consolidated	$83,175	$54,652	$53,438

Operating Margin:
Community Services(1)	11.6%	11.1%	10.0%
Job Corps Training Services	10.8%	10.8%	10.9%
Employment Training Services	7.7%	8.8%	9.9%
Consolidated	6.4%	5.2%	5.5%

(1)	Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all years presented.

(2)	Represents corporate general and administrative expenses, other operating (income) and expenses, and a loss on refinancing in 2005.
Consolidated
     Consolidated revenues increased $255.6 million in 2006, compared to 2005, for an increase of 24%. The increase is primarily related to acquisitions completed in 2006 and organic growth. Consolidated revenues increased $80 million, or 8% in 2005 from 2004. Revenues are more fully described in the segment discussions below.
     Consolidated operating income increased 52% in 2006 and operating margin increased to 6.4% from 5.2%. The 2005 operating income included a debt refinancing charge of $11.9 million, which negatively impacted the 5.2% operating margin for 2005. The 2006 operating margin improved in the Community Services segment, primarily due to growth in higher margin periodic services and favorable insurance expense trends, but were offset by a decrease in Employment Training Services margin, primarily due to unfavorable leverage on lost contracts. These issues are discussed further in the segment sections which follow.
     Operating income increased 2% in 2005 from 2004 and operating margin decreased from 5.5% to 5.2%. As noted above, the 2005 operating income included a debt refinancing charge of $11.9 million. The 2005 operating income increase is primarily attributable to revenue growth and operating margin improvement in the Community Services segment.
     As a percentage of total revenues, total operating expenses were 4.4% in 2006, 5.6% in 2005, and 4.5% in 2004. The improvement in 2006 was primarily related to leverage on increased revenue, offset partially by share-based compensation of $2.7 million in 2006. The 2005 percentage was higher due to the refinancing charge.
     Net interest expense increased $0.4 million in 2006 compared to 2005 due primarily to higher average debt balances, which was partially offset by a full year’s lower interest rate due to the debt refinancing in October 2005. Net interest expense decreased $2.4 million in 2005 compared to 2004 due primarily to higher interest rates on investments, the debt refinancing in October 2005 and the redemption of the 5.9% convertible subordinated notes in March 2005.

     Our effective income tax rates were 35.8%, 33.5% and 34.4% in 2006, 2005 and 2004, respectively. The effective tax rate for 2006 is higher due to increased income and less non-taxable investment income than 2005. The effective rate for 2005 is lower than the statutory rate principally due to non-taxable investment income and the benefit of increased job credits, as compared to 2004.
     Community Services
     Community Services revenues increased 11% in 2006 over 2005 compared to a 6% increase in 2005 over 2004. These increases were due primarily to acquisitions and growth in periodic in-home services. In 2006, our Community Services segment acquired 12 operations with annual revenues of $81 million, and in 2005 acquired 19 operations with annual revenues of $51 million. Periodic in-home service revenues increased $44 million in 2006 over 2005. Operating margin increased in 2006 over 2005, to 11.6% from 11.1%, as a result of acquisitions and growth in higher margin periodic in-home services, and favorable insurance trends, primarily workers’ compensation expense. Operating margin increased in 2005 over 2004 to 11.1% from 10.0%, as a result of continued growth in the periodic in-home services, multiple acquisitions in 2005 and continued cost controls. Further, insurance costs, including workers’ compensation, decreased as a percentage of revenue approximately 50 basis points as compared to 2004.
     There is current legislation, which has already passed the Senate, that would increase the federal minimum wage to $7.25 per hour over the course of two years. If approved by the House and signed by the President, this legislation would increase our labor costs in the future.
     Job Corps Training Services
     Job Corps Training Services revenues increased 5% in 2006 over 2005 and 5% in 2005 over 2004 due primarily to the addition of the Northlands Job Corps Center in July 2005 and contractual increases. Operating margins in 2006, 2005 and 2004 were similar for all periods.
     Employment Training Services
     Employment Training Services revenues increased $141 million in 2006 over 2005, due primarily to the Workforce Services acquisition in January 2006, which accounted for approximately $129 million, and increases of nearly $15 million related to the New York City WeCare contract. Operating income for this segment increased $10 million for 2006 over 2005. Operating margin decreased from 8.8% in 2005 to 7.7% in 2006. Effective in the third quarter of 2006, the results include a 13% decline in revenues and a 100 basis point decline in operating margin from the second quarter of 2006. The decrease in the third quarter of 2006 is primarily attributable to contract non-renewals and fewer contract awards in addition to unfavorable modifications to existing contracts, generally effective July 1, 2006. In particular, two significant Workforce Services contracts were not renewed when their terms ended shortly after the January 2006 acquisition. The contract for Dallas, Texas was not renewed as of April 1, 2006, due primarily to prior performance issues. At that time, we were not given an opportunity to implement improvements. We were able to immediately reduce our overhead expenses, which helped to reduce the negative impact of this non-renewal. We also lost a Workforce Services contract in Tampa, Florida, which was not renewed as of July 1, 2006. This contract was lost primarily due to the local political environment during our post-acquisition transition. For this Tampa contract, we were not able to reduce our overhead expenses in a timely fashion, which contributed to the unfavorable impact on operating income. The combined annual revenues of the Dallas and Tampa contracts was approximately $19 million, of which only $7 million was recorded in our 2006 revenues due to the non-renewals. These issues have not surfaced in our other contracts obtained with the Workforce Services acquisition. The 2006 operating results included higher amortization expense due to the intangible assets acquired in the Workforce Services acquisition which was completed in the first quarter of 2006.

     Employment Training Services revenues increased 68% in 2005 over 2004 due primarily to the acquisition of the operations of TTI America (TTI) in the fourth quarter of 2004 and a new contract in New York City in 2005. TTI and the New York City contract added combined revenues of $31 million in 2005. Operating income for this segment increased 50% for 2005 over 2004; however operating margins decreased 110 basis points primarily due to the start-up of the New York City contract.
     Other
     A small portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues from this segment more than doubled over the prior year periods. The primary reason for the increase is the new education contracts that were acquired with the Workforce Services acquisition in January 2006.
     Discontinued Operations
     Net loss from discontinued operations was $5.3 million for 2006, $3.6 million in 2005 and $0.6 million in 2004. Included in net loss from discontinued operations for the 2006, is a pre-tax charge of $3.9 million for impaired assets and abandoned leased facilities and pretax operational losses of $4.3 million, offset by a tax benefit of $2.9 million.
     The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively.
Financial Condition, Liquidity and Capital Resources
     Total assets increased 21% in 2006 over 2005. Accounts receivable increased primarily due to the Workforce Services acquisition and other growth. Primarily as a result of the Workforce Services acquisition, and other acquisitions during 2006, goodwill increased $94.5 million from December 31, 2005.
     Cash, cash equivalents and short-term investments were $5.5 million at December 31, 2006, compared to $37.5 million at December 31, 2005. Cash provided by operating activities for 2006 was $36.2 million compared to $44.6 million for 2005 and $41.8 million for 2004. The decrease in 2006 was the result of funding working capital requirements for the acquisitions, offset by an increase in net income. The increase in 2005 from 2004 was primarily the result of higher net income excluding the refinancing charge, offset by net working capital needs.
     Days revenue in net accounts receivable were 52 days at December 31, 2006 compared with 51 days at December 31, 2005 and 48 days at December 31, 2004. The increase in the number of days is attributable to a few states extending payment terms and to the growth in the Employment Training Services segment. Net accounts receivable at December 31, 2006 increased to $197.7 million, compared to $160.8 million at December 31, 2005 and $138.2 million at December 31, 2004. The increase in net accounts receivable from 2004 to 2005 is primarily due to revenue growth associated with the acquisitions and contract awards. Approximately 3.5%, 3.2% and 3.0% of the total net accounts receivable balance was greater than 540 days at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.
     Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We invested $117 million ($114 million cash and $3 million in seller notes) in 2006, of which the acquisition of Workforce Services was $70 million and all other acquisitions totaled $47 million. We invested over $42 million ($37 million in cash and $5 million in seller notes) in 2005 acquiring various businesses in our Community Services group. Similarly, approximately $13 million ($11 million in cash and $2 million in seller notes) was expended in 2004 on businesses operating in both Employment Training Services and Community Services.

     Our financing activities during 2006 included net borrowings of $55.0 million on the revolver and $2.7 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $5.4 million and $0.5 million in debt issuance costs associated with amending our credit facility. Option exercise activity resulted in $6.9 million in proceeds and $3.1 million in tax benefits.
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
     As of December 31, 2006, we had irrevocable standby letters of credit in the principal amount of $49.2 million issued primarily in connection with our insurance programs.
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
     As of December 31, 2006, we had $95.8 million available under the revolver with an outstanding balance of $55.0 million. Outstanding balances bear interest at 1.38% over the LIBOR or other bank developed rates at our option. As of December 31, 2006, the weighted average interest rate was 6.89%. Letters of credit had a borrowing rate of 1.38% as of December 31, 2006. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.
     The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of December 31, 2006. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.
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
     Operating funding sources for 2006 were approximately 68% through Medicaid reimbursement, 12% from the DOL and 20% from other payors.

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
Contractual Obligations and Commitments
     Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period
	Twelve Months Ending December 31
					2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Long-term Debt	$211,093	$4,368	$1,530	$55,013	$150,182
Capital Lease Obligations	443	170	70	64	139
Operating Leases	178,031	42,396	59,840	34,968	40,827
Fixed interest payments on Long-term Debt and Capital Lease Obligations(1)	79,745	11,791	23,334	23,281	21,339
Total Contractual Obligations	$469,312	$58,725	$84,774	$113,326	$212,487

(1)	Excludes any interest payments on our variable rate debt.

		Amount of Commitments Expiring per Period
		Twelve Months Ending December 31
Other Commercial	Total Amounts				2012 and
Commitments	Committed	2007	2008-2009	2010-2011	Thereafter
Standby Letters-of-Credit	$49,175	$49,175	—	—	—
Surety Bonds	$9,545	$9,529	$1	$15	$—

     We had no significant off-balance sheet transactions or interests in 2006.
New Accounting Pronouncements Not Yet Adopted
     See Note 1 to the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $55.0 million as of December 31, 2006 and no borrowings as of December 31, 2005. A 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on interest expense and cash flows.
Item 8. Financial Statements and Supplementary Data
     Refer to pages F-1 through F-40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Item 9B. Other Information
     None.

PART III
Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions and Director Independence; and Principal Accountant Fees and Services.
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

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.
(a)(1)	Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)	All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.
(a)(2)	Index to Exhibits
3.1
Amended and Restated Articles of Incorporation of the Registrant dated December 18, 1992. (filed herewith) 3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant dated May 29, 1997. (filed herewith)

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant dated May 29, 1997. (filed herewith)

3.3
Articles of Amendment to the Registrant’s Articles of Incorporation dated June 23, 2004. Exhibits 3(i) and 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is hereby incorporated by reference.

3.4	Amended and Restated Bylaws of the Registrant. Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-50726) is hereby incorporated by reference.

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

10.2
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

10.3
Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 3/4% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

10.4	Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-126282) filed June 30, 2005 is hereby incorporated by reference.

(a)(2)	Index to Exhibits (Continued):
10.5	Form of Restricted Stock Award Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.6	Employment Agreement between the Registrant and Vincent F. Doran. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.7	Employment Agreement between the Registrant and Paul G. Dunn. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.8	Employment Agreement between the Registrant and Katherine W. Gilchrist. Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.9	Employment Agreement between the Registrant and David W. Miles. Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference.

10.10	Form of Stock Option Agreement. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.11	Form of Non-Employee Director Stock Option Agreement. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.12	Form of Restricted Stock Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.13	ResCare Nonemployee Director Deferred Stock Compensation Program. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

10.14
ResCare Nonemployee Director Deferred Stock Compensation Program Election Form. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

10.15	Employment Agreement between the Registrant and Ralph G. Gronefeld, Jr. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2006 is hereby incorporated by reference.

10.16
Agreement between Ronald G. Geary and Res-Care, Inc. relating to Mr. Geary’s retirement as President and Chief Executive Officer and appointment as non-Executive Chairman of the Board. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on April 25, 2006 is hereby incorporated by reference.

(a)(2)	Index to Exhibits (Continued):
10.17
Amendment No. 2 dated June 7, 2006, to Amended and Restated Credit Agreement dated as of October 3, 2000, among the registrant, the Lenders from time to time parties thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, National City Bank of Kentucky, as Syndication Agent, and General Electric Capital Corporation and U.S. Bank National Association, as Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Book Runner. Exhibit 99 to the Report on Form 8-K filed on June 12, 2006, is hereby incorporated by reference.

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

RES-CARE, INC
Date: March 7, 2007	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	March 7, 2007

Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ David W. Miles	Chief Financial Officer	March 7, 2007

David W. Miles	(Principal Accounting Officer)

/s/ Ronald G. Geary	Chairman of the Board	March 7, 2007

Ronald G. Geary

/s/ David Braddock	Director	March 7, 2007

David Braddock

/s/ Robert E. Hallagan	Director	March 7, 2007

Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	March 7, 2007

Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	March 7, 2007

Robert M. Le Blanc

/s/ Steven S. Reed	Director	March 7, 2007

Steven S. Reed

/s/ E. Halsey Sandford	Director	March 7, 2007

E. Halsey Sandford

/s/ William E. Brock	Director	March 7, 2007

William E. Brock

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Reports of Independent Registered Public Accounting Firm:
Consolidated Financial Statements	F-2
Internal Control Over Financial Reporting	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets — As of December 31, 2006 and 2005	F-4
Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-40
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” and changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Res-Care, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Louisville, Kentucky
March 7, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Res-Care, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Res-Care, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on Page F-1, and our report dated March 7, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Louisville, Kentucky
March 7, 2007

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,541	$9,894
Short-term investments	—	27,650
Accounts receivable, net of allowance for doubtful accounts of $11,327 in 2006 and $9,279 in 2005	197,711	160,821
Refundable income taxes	—	343
Deferred income taxes	15,110	12,353
Non-trade receivables	6,517	3,629
Prepaid expenses and other current assets	11,412	7,037

Total current assets	236,291	221,727

Property and equipment, net	75,606	74,175
Goodwill	375,494	281,016
Other intangible assets	27,552	7,422
Other assets	11,113	16,689

	$726,056	$601,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$42,983	$40,592
Accrued expenses	78,618	63,268
Current portion of long-term debt	4,368	3,458
Current portion of obligations under capital leases	170	1,096
Accrued income taxes	232	—

Total current liabilities	126,371	108,414

Long-term liabilities	25,270	27,893
Long-term debt	205,616	152,094
Obligations under capital leases	273	490
Deferred gains	4,056	3,865
Deferred income taxes	12,832	6,275

Total liabilities	374,418	299,031

Minority interests	161	—
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2006 and 2005	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 28,723,857 in 2006 and 2005, outstanding 28,146,092 shares in 2006 and 26,946,078 shares in 2005	50,210	49,603
Additional paid-in capital	75,773	63,605
Retained earnings	177,683	140,987
Accumulated other comprehensive income	1,202	1,194

Total shareholders’ equity	351,477	301,998

	$726,056	$601,029

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Revenues	$1,302,118	$1,046,556	$966,185

Facility and program expenses	1,161,275	932,862	868,786

Facility and program contribution	140,843	113,694	97,399

Operating expenses (income):
Corporate general and administrative	58,183	47,003	43,504
Loss on refinancing	—	11,914	—
Other operating (income) expenses, net	(515)	125	457

Total operating expenses	57,668	59,042	43,961

Operating income	83,175	54,652	53,438

Other expenses:
Interest expense	19,130	19,475	20,878
Interest income	(1,338)	(2,081)	(1,128)

Total other expenses, net	17,792	17,394	19,750

Income from continuing operations before income taxes	65,383	37,258	33,688
Income tax expense	23,374	12,480	11,585

Income from continuing operations	42,009	24,778	22,103
Loss from discontinued operations, net of tax	(5,313)	(3,556)	(596)

Net income	36,696	21,222	21,507
Non-cash beneficial conversion feature	—	—	(14,784)
Net income attributable to preferred shareholders	5,453	3,268	606

Net income attributable to common shareholders	$31,243	$17,954	$6,117

Basic earnings (loss) per common share:
From continuing operations	$1.30	$0.79	$0.26
From discontinued operations	(0.17)	(0.11)	(0.02)

Basic earnings per common share	$1.13	$0.68	$0.24

Diluted earnings (loss) per common share:
From continuing operations	$1.27	$0.77	$0.25
From discontinued operations	(0.16)	(0.11)	(0.02)

Diluted earnings per common share	$1.11	$0.66	$0.23

Weighted average number of common shares:
Basic	27,558	26,424	25,341
Diluted	28,171	27,087	26,694
See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2004	—	$—	24,775	$48,135	$31,114	$113,042	$617	$192,908

Net income	—	—	—	—	—	21,507	—	21,507
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	365	365

Comprehensive income								21,872
Issuance of preferred stock	48	46,609	—	—	14,784	(14,784)	—	46,609
Exercise of stock options, including related tax benefit	—	—	1,135	736	8,418	—	—	9,154

Balance at December 31, 2004	48	46,609	25,910	48,871	54,316	119,765	982	270,543

Net income	—	—	—	—	—	21,222	—	21,222
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	212	212

Comprehensive income								21,434
Share-based compensation	—	—	—	—	141	—	—	141
Exercise of stock options, including related tax benefit	—	—	1,036	732	9,148	—	—	9,880

Balance at December 31, 2005	48	46,609	26,946	49,603	63,605	140,987	1,194	301,998

Net income	—	—	—	—	—	36,696	—	36,696
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	8	8

Comprehensive income								36,704
Share-based compensation	—	—	—	—	2,747	—	—	2,747
Shares issued under stock option plans, including related tax benefit	—	—	1,200	607	9,421	—	—	10,028

Balance at December 31, 2006	48	$46,609	28,146	$50,210	$75,773	$177,683	$1,202	$351,477

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Operating activities:
Net income	$36,696	$21,222	$21,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,134	13,865	12,207
Impairment charges	1,499	—	—
Amortization of discount and deferred debt issuance costs on notes	1,004	1,228	1,173
Share-based compensation	2,747	141	—
Deferred income taxes, net	3,800	2,266	645
Provision for losses on accounts receivable	5,836	4,789	5,283
Tax benefit from exercise of stock options	—	3,376	2,593
Excess tax benefit from share-based compensation	(3,122)	—	—
Loss on sale of assets	139	377	207
Loss on extinguishment of debt	—	11,914	—
Changes in operating assets and liabilities:
Accounts receivable	(42,726)	(27,408)	(14,286)
Prepaid expenses and other current assets	(7,338)	1,701	(2,160)
Other assets	5,768	(1,791)	1,887
Accounts payable	2,435	2,819	(244)
Accrued expenses	14,981	7,046	6,055
Deferred gains	(690)	(665)	(941)
Accrued income taxes	575	(2,001)	3,526
Long-term liabilities	(2,498)	5,675	4,321

Cash provided by operating activities	36,240	44,554	41,773

Investing activities:
Purchases of property and equipment	(17,258)	(14,175)	(16,017)
Acquisitions of businesses, net of cash acquired	(113,456)	(36,959)	(11,249)
Proceeds from sale of assets	680	64	32
Purchases of short term investments	(39,200)	(409,900)	(217,750)
Redemptions of short term investments	66,850	435,485	164,515

Cash used in investing activities	(102,384)	(25,485)	(80,469)

Financing activities:
Long-term debt repayments	(3,881)	(192,101)	(7,989)
Borrowings of long-term debt	40,000	162,223	—
Short-term borrowings — three months or less, net	15,000	—	—
Payments on obligations under capital leases	(1,472)	(989)	(1,521)
Proceeds from sale and leaseback transactions	2,651	—	—
Proceeds received from exercise of stock options	6,906	6,504	6,561
Excess tax benefits from share-based compensation	3,122	—	—
Net proceeds from the issuance of preferred stock	—	—	46,609
Debt issuance costs	(535)	(4,131)	—
Tender premium costs	—	(9,085)	—

Cash provided by (used in) financing activities	61,791	(37,579)	43,660

(Decrease) increase in cash and cash equivalents	(4,353)	(18,510)	4,964
Cash and cash equivalents at beginning of year	9,894	28,404	23,440

Cash and cash equivalents at end of year	$5,541	$9,894	$28,404

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17,581	$17,119	$20,809
Income taxes (net of refunds of $0.1 million, $0.6 million and $0.4 million, respectively)	13,034	6,801	5,497
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	3,313	5,434	2,025
Capital lease obligations converted to operating leases	—	—	177
New capital lease obligations	329	—	—
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
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, (GAAP) requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
     Segments
     As of December 31, 2006, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Further information regarding our segments is included in Note 10.
     Revenue Recognition
     Overview: We recognize revenues as they are realizable and earned in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that revenue can only be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.
     Community Services: Revenues are derived primarily from 29 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered.
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

Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred and services rendered.
     Employment Training Services: Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, and (3) hybrid, which are a combination of cost reimbursable and performance-based contracts.
     With cost reimbursable contracts, revenue is recognized for the direct costs associated with functions that are specific to the contract, plus an indirect cost percentage that is applied to the direct costs, plus a profit. Revenue is recognized in the period the associated costs are incurred and services are rendered.
     Under a performance-based contract, revenue is generally recognized as earned based upon the attainment of a unit performance measure times the fixed unit price for that specific performance measure. Typically, there are many different performance measures that are stipulated in the contract that must be tracked to support the billing and revenue recognition. Revenues may be recognized prior to achieving a benchmark as long as reliable measurements of progress to date activity can be obtained, indicating that it is probable that the benchmark will be achieved. This requires judgment in determining what is considered to be a reliable measurement.
     Revenues for hybrid contracts are recognized based on the specific contract language. The most common type of hybrid contract is “cost-plus,” which provide for the reimbursement of direct and indirect costs with profit tied to meeting certain performance measures. Revenues for cost-plus contracts are generally recognized in the period the associated costs are incurred with an estimate made for the performance-based portion, as long as reliable measurements of progress to date activity can be obtained, indicating that it is probable that the benchmark will be achieved. This requires judgment in determining what is considered to be a reliable measurement.
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
     We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2006 were approximately 68% through Medicaid reimbursement, 12% from the DOL and 20% from other payors. For the years ended December 31, 2006, 2005 and 2004, we derived 9%, 9% and 10%, respectively, of our revenues under contracts for individuals with intellectual or other developmental disabilities services in Texas. We derived 12%, 14% and 14% of our revenues for the years ended December 31, 2006, 2005 and 2004, respectively, under contracts from the DOL under the Federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues. There was no other single customer whose revenues were 10% or more of our consolidated revenue.
     Facility and Program Expenses
     We classify expenses directly related to providing services, along with depreciation and amortization attributable to our operating segments, as facility and program expenses. Direct costs and expenses principally include salaries and benefits for direct care professionals and operating management, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct service-related expenses.

     Cash Equivalents
     We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents and are treated as such for reporting cash flows. Cash equivalents are stated at cost, which approximates market value.
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
     “Purchases (redemptions) of short-term investments”, included in the accompanying Consolidated Statements of Cash Flows reflect the purchase and sale of auction rate securities during the periods presented.
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
     Valuation of Long-Lived Assets
     We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on undiscounted cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. See Note 3 for discussion of impairment charges recorded in 2006.
     Goodwill
     We test goodwill for impairment annually as of year end, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is defined as the operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. No impairment loss was recognized as a result of the impairment tests in 2006, 2005 and 2004.

     Intangible Assets
     Our intangible assets from acquisitions, which consist primarily of non-competition agreements and customer contracts and relationships, are amortized over one to fifteen years, based on their estimated useful lives.
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
     Insurance Losses
     We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted using a discount rate of approximately 5% at December 31, 2006 and 2005. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.

     Operating Leases
     We lease certain operating facilities, office space, vehicles and equipment under operating leases. Our operating lease terms generally range from one to fifteen years with renewal options. Facility lease agreements may include rent holidays and rent escalation clauses. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space.
     Property and Equipment
     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20-35 years. Assets under capital lease and leasehold improvements are amortized over the term of the respective lease or the useful life of the asset, if shorter. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.
     We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the U.S. Department of Labor, various states and private providers.
     Foreign Currency Translation
     A foreign subsidiary designates its local currency as its functional currency. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
     Share-Based Compensation
     Prior to January 1, 2006, we accounted for stock option grants in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS), Accounting for Stock-Based Compensation (SFAS No. 123). No compensation expense for stock option grants was recognized in our consolidated financial statements for fiscal years prior to 2006, as all stock option awards granted under our share-based compensation plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. Our share-based compensation plans and share-based payments are described more fully in Note 12, “Share-Based Compensation” herein.
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
     Impact of Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not to be sustained based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not currently anticipate that the adjustment to the opening balance of retained earnings that we will record upon adoption of FIN 48 will materially impact our consolidated financial condition.

     In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and customer on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, if the amounts are significant, taxes that are reported on a gross basis are required to be disclosed in interim and annual financial statements for each period in which an income statement is presented. The provisions of EITF 06-03 became effective for us as of January 1, 2007. EITF 06-03 is not expected to have a material impact on our consolidated results of operations or consolidated financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies when using other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 157 on our consolidated financial statements.
     As of December 31, 2006, we adopted SEC Staff Accounting Bulletin No. 108 (SAB 108) Considering the Effects of Prior Year Misstatements in Current Year Financial Statements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB 108 did not have an effect on our consolidated results of operations or consolidated financial position.
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
     During the first and fourth quarters of 2006, we ceased providing community services in the District of Columbia (the District) and the state of New Mexico, respectively. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the withdrawals have been accounted for as discontinued operations. Accordingly, the results of our community services operations in the District and New Mexico for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of income. Additional information regarding discontinued operations can be found in Note 3.
     Starting with the second quarter of 2006, we reclassified a portion of our self-insured reserves for professional, general and automobile liability and workers’ compensation risks from current liabilities to long-term liabilities in the consolidated balance sheets. Self-insurance reserve accruals, which are subject to periodic adequacy evaluations, are being classified based on estimated claims payments. Using historical and actuarial information, estimated self-insured claims to be paid after twelve months are included in other long-term liabilities. As a result of the self-insured reserve reclassifications noted above, we also reclassified a portion of our deferred income tax balances between current assets and noncurrent liabilities. The reclassifications had no effect on the reported results of operations, cash flows or compliance with our debt covenants. Prior period financial information has been conformed to this presentation.
     Certain additional amounts in the prior periods presented have been classified to conform to the 2006 presentation.
2. Acquisitions
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

The purchase price of approximately $70.0 million was funded through existing cash, short-term investments and borrowings on our senior credit facility. The transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.
     The aggregate purchase price consists of:

Cash paid	$69,000
Transaction costs	977

Total purchase price	$69,977

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition:

Property and equipment	$1,523
Other intangibles	18,418
Goodwill	50,331
Liabilities assumed	(295)

Aggregate purchase price	$69,977

     The other intangible assets consist primarily of customer relationships and will be amortized over 15 years. Amortization expense for these intangible assets totaled $1.2 million for the year ended December 31, 2006. We expect that 100% of the $50.3 million of Workforce Services’ goodwill will be deductible for tax purposes. Approximately $45.8 million of the goodwill was allocated to the Employment Training Services segment, while the remaining $4.5 million was allocated to the Other segment.
     Supplemental consolidated pro forma information for the year ended December 31, 2005 is presented below as though the business combination had been completed as of January 1, 2005. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if ResCare and Workforce Services constituted a single entity during such period. No pro forma information is provided for 2006 since Workforce Services was included in our consolidated results since January 3, 2006.

2005
Revenues	$1,237,922
Attributable to common shares:
Income from continuing operations	$22,525
Net income	$19,708

Basic earnings per common share:
Income from continuing operations	$0.85
Net income	$0.75

Diluted earnings per common share:
Income from continuing operations	$0.83
Net income	$0.73
     We completed 12 additional acquisitions within our Community Services Group during 2006. Aggregate consideration for these acquisitions was approximately $46.8 million, including $3.3 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $81 million. The operating results of these acquisitions are included in the consolidated financial statements of income from the date of acquisition. Certain acquisitions contain provisions for additional payments to the sellers if specific earnings targets are met subsequent to the acquisition. The maximum aggregate earn-out payment under the agreements is approximately $1.8 million.

     The aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$601
Other intangibles	4,313
Goodwill	42,003
Liabilities assumed	(124)

Aggregate purchase price	$46,793

3. Discontinued Operations
     During the first quarter of 2006, we ceased providing community services in the District due to high operating costs and substantial losses resulting from changes in regulatory oversight requirements. Effective October 31, 2006, pursuant to the contract terms, the state of New Mexico canceled our contract without cause and we ceased providing services to people with developmental disabilities in New Mexico. In accordance with SFAS 144, the withdrawals have been accounted for as discontinued operations. Accordingly, the results of our community services in the District and New Mexico for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of income.
     In connection with the withdrawals, we recorded a charge for exit costs totaling $2.9 million during the year ended December 31, 2006. An additional $1.0 million was recorded for impaired assets, which were principally leaseholds and furniture. The following table describes the 2006 activity for the exit liability as of December 31, 2006:

	Beginning			Ending
	Balance at			Balance at
	Jan. 1, 2006	Accruals	Payments	Dec. 31, 2006
One-time benefit arrangements and related costs	$—	$101	$(101)	$—
Lease terminations	—	2,779	(176)	2,603

Total	$—	$2,880	$(277)	$2,603

     Summarized financial information for the discontinued operations is set forth below:

	Year Ended December 31
	2006	2005	2004
Revenues	$22,252	$42,214	$42,831
Facility and program expenses	26,592	47,560	43,739

Facility and program loss	(4,340)	(5,346)	(908)
Exit costs and other write-offs	(3,929)	—	—

Loss from discontinued operations, before income taxes	(8,269)	(5,346)	(908)
Income tax benefit	2,956	1,790	312

Loss from discontinued operations, net of tax	$(5,313)	$(3,556)	$(596)

4. Goodwill and Intangible Assets
     A summary of changes to goodwill during the year follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other	Total
Balance at January 1, 2005	$219,652	$7,589	$14,217	$331	$241,789
Goodwill added through acquisitions	38,873	—	—	—	38,873
Adjustments to previously recorded goodwill(1)	254	—	100	—	354

Balance at December 31, 2005	258,779	7,589	14,317	331	281,016
Goodwill added through acquisitions	42,003	—	45,801	4,530	92,334
Adjustments to previously recorded goodwill(1)	1,805	—	339	—	2,144

Balance at December 31, 2006	$302,587	$7,589	$60,457	$4,861	$375,494

(1)	Adjustments to previously recorded goodwill primarily relate to earn-out payments which are generally determined at specific future dates based on the terms of the purchase agreement.
     Intangible assets are as follows:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization
Covenants not to compete	$22,365	$14,486	$19,058	$13,215
Customer relationships	18,452	1,185	652	33
Other intangibles	3,116	710	1,167	207

	$43,933	$16,381	$20,877	$13,455

     The Company amortizes the covenants not to compete over two to fifteen years, customer relationships over ten to fifteen years, and other intangibles over one to ten years. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $2.9 million, $1.2 million and $0.8 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2007	$3,054
2008	2,681
2009	2,524
2010	2,416
2011	2,316

5. Debt
     Long-term debt and obligations under capital leases consist of the following:

	December 31
	2006	2005
7.75% senior notes due 2013, net of discount of approximately $0.9 million in 2006 and $1.1 million in 2005	$149,065	$148,926
Senior secured credit facility	55,000	—
Obligations under capital leases	443	1,586
Notes payable and other	5,919	6,626

	210,427	157,138
Less current portion	4,538	4,554

	$205,889	$152,584

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
     Also on October 3, 2005, we amended and restated our existing senior secured credit facility. As originally amended and restated, the facility consisted of $175 million revolving credit facility, that could be increased to $225 million at our option and expired on October 3, 2010. In connection with these refinancing transactions, in September 2005 we repaid our outstanding term loan, which totaled $28 million.
     On June 7, 2006, we amended our existing senior secured credit facility. The amendment reduces certain borrowing cost margins and increases the revolving credit facility by $25 million to a total of $200 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $250 million. The credit facility expires on October 3, 2010, and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets. We are in compliance with our debt covenants at December 31, 2006.
     As of December 31, 2006, we had irrevocable standby letters of credit in the principal amount of $49.2 million issued primarily in connection with our insurance programs. As of December 31, 2006, we had $95.8 million available under the revolver with an outstanding balance of $55.0 million. Outstanding balances bear interest at 1.38% over the LIBOR or other bank developed rates at our option. As of December 31, 2006, the weighted average interest rate was 6.89%. Letters of credit had a borrowing rate of 1.38% as of December 31, 2006. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

     Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2007	$4,538
2008	1,417
2009	183
2010	40
2011	55,037
Thereafter	150,321

$211,536

6. Income Taxes
     Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2006	2005	2004
Current:
Federal	$15,449	$7,284	$8,863
State	3,094	2,498	1,788
Foreign	465	432	289

Total current	19,008	10,214	10,940

Deferred:
Federal	3,359	1,633	489
State	1,007	633	156

Total deferred	4,366	2,266	645

Total income tax expense	$23,374	$12,480	$11,585

     A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income from continuing operations follows:

	Year Ended December 31
	2006	2005	2004
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	4.0	5.2	3.9
Foreign income taxes, net of federal credits	0.4	0.7	0.2
Jobs tax credits, net	(3.0)	(7.2)	(4.4)
Nondeductible expenses and other	0.4	1.1	0.7
Nontaxable income	(0.1)	(1.3)	(1.0)
Reduction in accruals for income tax contingencies	(0.9)	—	—

	35.8%	33.5%	34.4%

     During the years ended December 31, 2006, 2005 and 2004, we credited additional paid-in capital for the tax benefits associated with the exercise of stock options in the amounts of $3,122, $3,376 and $2,593, respectively.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2006	2005
Deferred tax assets:
Accounts receivable	$4,413	$3,744
Covenants not to compete and other intangible assets	1,791	1,723
Workers’ compensation costs	8,729	8,949
Compensated absences	3,434	3,302
Other insurance reserves	5,983	5,924
Other liabilities and reserves	4,449	1,705
Deferred gains and revenues	1,649	1,559
Deferred state income tax net operating loss carryforwards	4,103	3,498
Other	1,011	1,008

Total gross deferred tax assets	35,562	31,412
Less valuation allowance	3,526	2,715

Net deferred tax assets	32,036	28,697
Deferred tax liabilities:
Goodwill and other intangible assets	29,248	22,294
Other	510	325

Total deferred tax liabilities	29,758	22,619

Net deferred tax asset	$2,278	$6,078

Classified as follows:
Current deferred income tax asset	$15,110	$12,353
Noncurrent deferred income tax liability	(12,832)	(6,275)

Net deferred tax asset	$2,278	$6,078

     A valuation allowance for deferred tax assets was provided as of December 31, 2006 and 2005 related primarily to deferred state income tax net operating loss carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.
7. Detail of Certain Balance Sheet Accounts
     Property and equipment is summarized as follows:

	December 31
	2006	2005
Property and Equipment:
Land and land improvements	$7,144	$7,793
Furniture and equipment	84,608	74,878
Buildings	39,256	41,460
Leasehold improvements	24,356	22,655
Buildings under capital lease	264	—
Equipment under capital lease	4,519	5,055
Construction in progress	1,322	3,367

	161,469	155,208
Less accumulated depreciation and amortization	85,863	81,033

Net property and equipment	$75,606	$74,175

     Other assets are as follows:

	December 31
	2006	2005
Long-term receivables and advances to managed facilities	$1,577	$4,211
Deposits	3,120	4,517
Deferred debt issuance costs	4,419	4,776
Other assets	1,997	3,185

	$11,113	$16,689

     Accrued expenses are as follows:

	December 31
	2006	2005
Wages and payroll taxes	$27,626	$23,269
Compensated absences	12,916	12,750
Health insurance	4,569	2,102
Workers’ compensation	8,986	8,701
Professional services	3,979	2,190
General and professional liability insurance	4,524	2,535
Taxes other than income taxes	6,940	5,274
Interest	3,778	3,317
Other	5,300	3,130

	$78,618	$63,268

     Long-term liabilities are as follows:

	December 31
	2006	2005
Workers’ compensation	$14,218	$15,246
Automobile insurance	3,017	4,458
General and professional liability insurance	7,366	7,767
Other	669	422

	$25,270	$27,893

8. Preferred Stock Issuance
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
     The preferred stock was designated as Series A convertible preferred stock and is entitled to a liquidation preference of $1,050 per share plus all unpaid, accrued dividends. There were no dividends declared in 2004, 2005 and 2006. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends.

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
     The Onex Partners entered into a voting agreement with Ronald G. Geary, our company’s chairman and former president and chief executive officer. The voting agreement provided that Mr. Geary grant the Onex Partners the sole and exclusive right to vote all of the common shares he beneficially owns and is otherwise entitled to vote in connection with the election of directors and any matter affecting the number of directors or composition of our board of directors. The voting agreement expired upon Mr. Geary’s employment termination in June 2006.
     Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $350,000 for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Partners no longer holds at least 26,452 shares of preferred stock. During 2006, 2005 and 2004, fees of $0.4 million, $0.4 million and $0.2 million, respectively, were paid to Onex Corporation under this agreement.

9. Earnings per Share
     The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2006	2005	2004
Income from continuing operations	$42,009	$24,778	$22,103
Non-cash beneficial conversion feature	—	—	(14,784)
Attributable to preferred shareholders	6,243	3,816	660

Attributable to common shareholders	$35,766	$20,962	$6,659

Loss from discontinued operations, net of tax	$(5,313)	$(3,556)	$(596)
Attributable to preferred shareholders	(790)	(548)	(54)

Attributable to common shareholders	$(4,523)	$(3,008)	$(542)

Net income	$36,696	$21,222	$21,507
Non-cash beneficial conversion feature	—	—	(14,784)
Attributable to preferred shareholders	5,453	3,268	606

Attributable to common shareholders	$31,243	$17,954	$6,117

Weighted average number of common shares used in basic earnings per common share	27,558	26,424	25,341
Effect of dilutive securities:
Stock options	534	663	1,353
Restricted stock	79	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,171	27,087	26,694

     The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31
	2006	2005	2004
Convertible subordinated notes	—	103	494
Stock options	—	315	128
10. Segment Information
     As of December 31, 2006, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

     The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other(1)	Totals
2006
Revenues(2)	$915,878	$160,184	$205,502	$20,554	$1,302,118
Operating income(2)	106,490	17,368	15,795	(56,478)	83,175
Total assets	496,115	32,944	130,126	66,871	726,056
Capital expenditures	8,326	—	659	8,273	17,258
Depreciation and amortization(2)	8,810	—	1,851	6,253	16,914
2005
Revenues(2)	$822,241	$152,749	$64,475	$7,091	$1,046,556
Operating income(2)	91,411	16,422	5,703	(58,884)	54,652
Total assets	444,180	33,580	36,309	86,960	601,029
Capital expenditures	8,427	—	80	5,668	14,175
Depreciation and amortization(2)	8,019	—	105	5,336	13,460
2004
Revenues(2)	$776,766	$145,375	$38,341	$5,703	$966,185
Operating income(2)	77,610	15,853	3,804	(43,829)	53,438
Total assets	389,980	32,670	25,708	138,308	586,666
Capital expenditures	7,193	—	39	8,785	16,017
Depreciation and amortization(2)	6,608	—	35	5,290	11,933

(1)	All other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)	Amounts for both Community Services and the Consolidated Totals have been restated to exclude the effects of Washington, D.C. and New Mexico, which operations were discontinued effective March 31, 2006 and October 31, 2006, respectively.
11. Benefit Plans
     We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $4.4 million, $3.7 million and $3.5 million in 2006, 2005 and 2004, respectively.
12. Share-Based Compensation
     As of December 31, 2006, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to five years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest over three to four years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility of our stock price is based on historical volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. There were no stock option grants in 2006.

     As a result of adopting SFAS 123(R), net income for the year ended December 31, 2006 was $1.9 million (net of $0.8 million tax benefit) lower, than if ResCare had continued to account for share-based compensation under APB No. 25.
     Total share-based compensation expense by type of award for the year ended December 31, 2006 was as follows:

2006
Stock options	$635
Restricted stock, service-based	671
Restricted stock, performance-based	1,441

Total share-based compensation expense	2,747
Tax effect	834

Share-based compensation expense, net of tax	$1,913

     The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123 for the years ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
Net income, attributable to common shareholders, as reported	$17,954	$6,117
Add: Share-based compensation, net, as reported	72	—
Deduct: Total share-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(1,925)	(2,176)

Net income attributable to common shareholders, pro forma	$16,101	$3,941

Basic earnings per common share
As reported	$0.68	$0.24
Pro forma	0.61	0.16
Diluted earnings per common share
As reported	$0.66	$0.23
Pro forma	0.59	0.15
     For purposes of computing the pro forma effect of share-based employee compensation expense, options with pro-rata vesting are recognized using the straight-line method over the life of the vesting period. The following table sets forth the fair value of each option grant during 2005 and 2004 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

	Year Ended December 31
	2005	2004
Fair value per option	$8.26	$3.98
Risk-free interest rate	4.39%	3.60%
Dividend yield	0%	0%
Expected volatility	0.49	0.60
Expected option life (in years)	4-6	3-5
     We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

     Stock Options
     As of December 31, 2006, a total of 861,940 options were outstanding under the plans. Share-based compensation expense recognized for 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Included in share-based compensation expense in 2006 was $0.6 million related to stock options, which are net of the estimated forfeitures. The intrinsic value of the stock options exercised during 2006 was $9.6 million. The fair value of the stock options which vested during 2006 and 2005 was approximately $1.8 million and $3.2 million, respectively.
     As of December 31, 2006, there was $0.1 million of total share-based compensation related to nonvested stock options. That cost is expected to be recognized over an estimated amortization period of approximately twelve months.
     A summary of our stock option activity and related information for 2006 is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life
Outstanding at December 31, 2005	1,750,497	$9.22
Exercised	(856,777)	8.00
Forfeited/canceled	(31,780)	7.99

Outstanding at December 31, 2006	861,940	10.48	2.7

Exercisable at December 31, 2006	607,119	$11.17	3.0

     The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was approximately $6.6 million and $4.2 million, respectively.
     Restricted Stock, service-based
     As of December 31, 2006, 155,193 shares of service-based restricted stock were outstanding which vest based on years of service. During the twelve months ended December 31, 2006, we awarded 143,285 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for 2006 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of December 31, 2006, there was $2.4 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years.
A summary of our service-based restricted stock activity and related information for 2006 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	39,261	$15.39
Granted	143,285	18.95
Issued	(24,353)	18.24
Forfeited/canceled	(3,000)	16.86

Outstanding at December 31, 2006	155,193	$18.19

     Restricted Stock, performance-based
     As of December 31, 2006, a total of 465,691 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. During the twelve months ended December 31, 2006, we awarded 420,170 performance-based restricted shares to key employees. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for 2006 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures.
     As of December 31, 2006, there was $7.5 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable.
     A summary of performance-based restricted stock activity and related information for 2006 is as follows:

	Performance-	Weighted
	Based	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	45,521	$16.11
Granted	420,170	19.91

Outstanding at December 31, 2006	465,691	$19.54

13. Lease Arrangements
     We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $60.5 million, $49.6 million and $46.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $49.9 million, $40.6 million and $37.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2020 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.
     Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases
2007	$195	$42,396
2008	54	32,674
2009	54	27,166
2010	48	23,065
2011	42	11,903
Thereafter	165	40,827

Total minimum lease payments	558	$178,031

Less amounts representing interest	115

Present value of minimum lease payments	443
Less current maturities	170

Total long-term obligations under capital leases	$273

     Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $0.3 million of buildings and $4.5 million of equipment as of December 31, 2006 and $5.1 million of equipment as of December 31, 2005. The accumulated depreciation related to assets under capital leases was $2.9 million and $2.7 million as of December 31, 2006 and 2005, respectively.
     During 2006, we sold a total of 15 properties that are used in our Community Services segment to RF Holdings, LLC. The properties had an aggregate net book value of $1.8 million. Proceeds from the sale totaled $2.7 million, resulting in a gain on the sale totaling $0.9 million. The properties were then leased back to us under lease agreements with terms of ten to twelve years. As a result of the sale-leaseback transactions, the deferred gain is being recognized over the terms of the leases. The minimum lease payments required under these operating leases have been incorporated into the future minimum lease payments above.

14. Financial Instruments
     At December 31, 2006 and 2005, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
7.75% senior notes	$149,065	$154,125	$148,926	$150,375
Senior secured credit facility	55,000	55,000	—	—
Notes payable and other	5,919	5,853	6,626	6,521
     We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.
15. Commitments and Contingencies
     Litigation
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
     In January, 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky.

The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. We have until April 16, 2007, in which to petition for review by the U.S. Supreme Court. We have made a provision in our consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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
16. Related Party Transactions
     We lease certain of our facilities under an operating lease with Ventas, Inc., a publicly traded healthcare real estate investment trust. Ronald Geary, our Chairman of the Board and former President and Chief Executive Officer, is a member of Ventas’ board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $0.9 million for the year ended December 31, 2006, $0.9 million for the year ended December 31, 2005, and $0.8 million for the year ended December 31, 2004. Aggregate future rentals are estimated to be approximately $3.5 million, subject to annual increases based on the consumer price index.
     ResCare used an airplane from an entity owned by Mr. Geary, for certain corporate travel. Total costs incurred as of December 31, 2006 and 2005 were approximately $24,000 and $122,000, respectively.

17. Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006(1)
Revenues	$312,311	$322,356	$330,383	$337,068	$1,302,118
Facility and program contribution	33,616	34,970	35,277	36,980	140,843
Net income:
Income from continuing operations, net of tax(2)	9,416	10,150	10,729	11,714	42,009
Loss from discontinued operations, net of tax	(2,202)	(277)	(110)	(2,724)	(5,313)

Net income	7,214	9,873	10,619	8,990	36,696

Net income attributable to common shareholders	$6,128	$8,408	$9,047	$7,664	$31,243
Basic earnings (loss) per common share:
From continuing operations	$0.30	$0.31	$0.33	$0.36	$1.30
From discontinued operations	(0.07)	(0.01)	0.00	(0.08)	(0.17)

Basic earnings per common share	$0.23	$0.30	$0.33	$0.28	$1.13

Diluted earnings (loss) per common share:
From continuing operations	$0.29	$0.31	$0.32	$0.35	$1.27
From discontinued operations	(0.07)	(0.01)	0.00	(0.08)	(0.16)

Diluted earnings per common share	$0.22	$0.30	$0.32	$0.27	$1.11

2005(1)
Revenues	$247,983	$258,952	$268,735	$270,886	$1,046,556
Facility and program contribution	26,076	28,401	29,174	30,043	113,694
Net income:
Income from continuing operations, net of tax(3)	6,983	8,101	8,291	1,403	24,778
Loss from discontinued operations, net of tax	(1,312)	(775)	(662)	(807)	(3,556)

Net income	5,671	7,326	7,629	596	21,222

Net income attributable to common shareholders	$4,790	$6,196	$6,460	$505	$17,954
Basic earnings (loss) per common share:
From continuing operations	$0.22	$0.26	$0.26	$0.04	$0.79
From discontinued operations	(0.04)	(0.02)	(0.02)	(0.02)	(0.11)

Basic earnings per common share	$0.18	$0.24	$0.24	$0.02	$0.68

Diluted earnings (loss) per common share:
From continuing operations	$0.22	$0.25	$0.26	$0.04	$0.77
From discontinued operations	(0.04)	(0.02)	(0.02)	(0.02)	(0.11)

Diluted earnings per common share	$0.18	$0.23	$0.24	$0.02	$0.66

2004(1)
Revenues	$235,416	$240,098	$244,346	$246,325	$966,185
Facility and program contribution	22,493	22,870	26,038	25,998	97,399
Net income:
Income from continuing operations, net of tax	4,181	3,903	6,238	7,781	22,103
Income (loss) from discontinued operations, net of tax	244	627	(592)	(875)	(596)

Net income	4,425	4,530	5,646	6,906	21,507

Net income (loss) attributable to common shareholders(4)	$4,425	$(10,254)	$4,748	$5,814	$6,117
Basic earnings (loss) per common share:
From continuing operations	$0.17	$(0.43)	$0.21	$0.26	$0.26
From discontinued operations	0.01	0.03	(0.02)	(0.03)	(0.02)

Basic earnings (loss) per common share	$0.18	$(0.40)	$0.19	$0.23	$0.24

Diluted earnings (loss) per common share:
From continuing operations	$0.16	$(0.43)	$0.20	$0.25	$0.25
From discontinued operations	0.01	0.03	(0.02)	(0.03)	(0.02)

Diluted earnings (loss) per common share	$0.17	$(0.40)	$0.18	$0.22	$0.23

(1)	Amounts have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in the District of Columbia and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for all periods presented.

(2)	We recorded pre-tax share-based compensation expense of $2.7 million ($1.9 million net of tax) for the year ended December 31, 2006, of which $1.4 million ($1.0 million net of tax) was recorded in the fourth quarter.

(3)	We recorded a pre-tax charge of $11.9 million ($7.9 million net of tax), in the fourth quarter of 2005, related to the refinancing and redemption of our 10.625% senior notes, including write-off of unamortized debt issuance costs, premiums paid to note holders for early redemption, and costs of a related consent solicitation.

(4)	Under the accounting treatment for the Onex transaction, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders in 2004. The beneficial conversion feature does not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

18. Minority Interests
     The accompanying consolidated financial statements include the financial information of ResCare and that of several subsidiaries in which we hold a majority interest. For consolidated majority-owned subsidiaries in which we own less than 100%, we recognize a minority interest for the ownership interest of the minority owners. ResCare currently holds a 67.5% interest in Pharmacy Alternatives, LLC, a closed-door pharmacy providing products and services to both ResCare operations and other providers of services to persons with developmental disabilities. We also hold a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities. The minority interest represents the share of the equity that is attributable to the minority owner and is disclosed separately in the consolidated balance sheet. The associated minority interest impact of $0.3 million for the year ended 2006 is not material to our results of operations, and therefore has been classified as other operating expense in the consolidated statements of income.
19. Subsequent Event
     On February 20, 2007, the Company announced that its subsidiary, Southern Home Care Services, Inc., had signed a definitive agreement to purchase substantially all of the operating assets and business of Kelly Home Care Services, Inc. (KHCS), a wholly owned subsidiary of Kelly Services, Inc. KHCS operates in 18 states, providing in-home care to elderly and people with disabilities. Services are primarily custodial care, and the revenue mix is substantially private pay and long-term care insurance. The expected annualized revenue will be approximately $55 million, and the purchase price is $12.5 million, subject to normal closing adjustments. The acquisition is expected to close on or about March 31, 2007.
20. Subsidiary Guarantors
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

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2,196	$26	$3,319	$—	$5,541
Accounts receivable, net	38,486	158,554	671	—	197,711
Deferred income taxes	15,110	—	—	—	15,110
Non-trade receivables	1,175	5,339	3	—	6,517
Prepaid expenses and other current assets	6,270	5,108	34	—	11,412

Total current assets	63,237	169,027	4,027	—	236,291

Property and equipment, net	31,300	44,245	61	—	75,606
Goodwill	76,059	294,804	4,631	—	375,494
Other intangibles	2,536	25,016	—	—	27,552
Investment in subsidiaries	414,506	—	—	(414,506)	—
Other assets	6,209	4,904	—	—	11,113

	$593,847	$537,996	$8,719	$(414,506)	$726,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,072	$11,627	$284	$—	$42,983
Accrued expenses	39,430	39,046	142	—	78,618
Current portion of long-term debt	322	4,046	—	—	4,368
Current portion of obligations under capital leases	144	26	—	—	170
Accrued income taxes	195	—	37	—	232

Total current liabilities	71,163	54,745	463	—	126,371

Intercompany	(72,375)	70,728	1,647	—	—
Long-term liabilities	24,807	463	—	—	25,270
Long-term debt	204,335	1,281	—	—	205,616
Obligations under capital leases	26	247	—	—	273
Deferred gains	1,578	2,478	—	—	4,056
Deferred income taxes	12,836	—	(4)	—	12,832

Total liabilities	242,370	129,942	2,106	—	374,418

Minority interests	—	161	—	—	161

Total shareholders’ equity	351,477	407,893	6,613	(414,506)	351,477

	$593,847	$537,996	$8,719	$(414,506)	$726,056

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

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$267,083	$1,029,420	$5,615	$—	$1,302,118

Operating expenses	259,809	954,192	4,942	—	1,218,943

Operating income	7,274	75,228	673	—	83,175

Other (income) expenses:
Interest, net	8,287	9,444	61	—	17,792
Equity in earnings of subsidiaries	(37,347)	—	—	37,347	—

Total other expenses	(29,060)	9,444	61	37,347	17,792

Income from continuing operations before income taxes	36,334	65,784	612	(37,347)	65,383
Income tax expense	(362)	23,517	219	—	23,374

Income from continuing operations	36,696	42,267	393	(37,347)	42,009
Loss from discontinued operations, net of tax	—	(5,313)	—	—	(5,313)

Net income	$36,696	$36,954	$393	$(37,347)	$36,696

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$243,593	$796,979	$5,984	$—	$1,046,556

Operating expenses	252,164	734,409	5,331	—	991,904

Operating (loss) income	(8,571)	62,570	653	—	54,652

Other (income) expenses:
Interest, net	8,279	8,906	209	—	17,394
Equity in earnings of subsidiaries	(32,427)	—	—	32,427	—

Total other expenses	(24,148)	8,906	209	32,427	17,394

Income from continuing operations before income taxes	15,577	53,664	444	(32,427)	37,258
Income tax (benefit) expense	(5,645)	17,976	149	—	12,480

Income from continuing operations	21,222	35,688	295	(32,427)	24,778
Loss from discontinued operations, net of tax	—	(3,556)	—	—	(3,556)

Net income (loss)	$21,222	$32,132	$295	$(32,427)	$21,222

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$241,649	$720,192	$4,521	$(177)	$966,185

Operating expenses	245,997	663,063	3,864	(177)	912,747

Operating (loss) income	(4,348)	57,129	657	—	53,438

Other (income) expenses:
Interest, net	9,954	9,796	—	—	19,750
Equity in earnings of subsidiaries	(30,886)	—	—	30,886	—

Total other expenses	(20,932)	9,796	—	30,886	19,750

Income from continuing operations before income taxes	16,584	47,333	657	(30,886)	33,688
Income tax (benefit) expense	(4,923)	16,282	226	—	11,585

Income from continuing operations	21,507	31,051	431	(30,886)	22,103
Loss from discontinued operations, net of tax	—	(596)	—	—	(596)

Net income (loss)	$21,507	$30,455	$431	$(30,886)	$21,507

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$36,696	$36,954	$393	$(37,347)	$36,696
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	7,309	9,795	30	—	17,134
Impairment charge	—	1,499	—	—	1,499
Amortization of discount and deferred debt issuance costs on notes	1,004	—	—	—	1,004
Share-based compensation	2,747	—	—	—	2,747
Deferred income taxes, net	3,800	—	—	—	3,800
Provision for losses on accounts receivable	—	5,836	—	—	5,836
Excess tax benefit from exercise of stock options	(3,122)	—	—	—	(3,122)
Loss on sale of assets	—	139	—	—	139
Equity in earnings of subsidiaries	(37,347)	—	—	37,347	—
Changes in operating assets and liabilities	(19,850)	(10,800)	1,157	—	(29,493)

Cash (used in) provided by operating activities	(8,763)	43,423	1,580	—	36,240

Investing activities:
Purchases of property and equipment	(9,729)	(7,895)	366	—	(17,258)
Acquisitions of businesses, net of cash acquired	—	(113,456)	—	—	(113,456)
Proceeds from sale of assets	—	680	—	—	680
Purchases of short-term investments	(39,200)	—	—	—	(39,200)
Redemptions of short-term investments	66,850	—	—	—	66,850

Cash provided by (used in) investing activities	17,921	(120,671)	366	—	(102,384)

Financing activities:
Long-term debt repayments	(297)	(3,191)	(393)	—	(3,881)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings-three months or less, net	15,000	—	—	—	15,000
Payments on obligations under capital leases	—	(1,472)	—	—	(1,472)
Proceeds from sale and leaseback transaction	—	2,651	—	—	2,651
Net payments relating to intercompany financing	(76,350)	77,359	(1,009)	—	—
Proceeds received from exercise of stock options	6,906	—	—	—	6,906
Excess tax benefits from share-based compensation	3,122	—	—	—	3,122
Debt issuance costs	(535)	—	—	—	(535)

Cash (used in) provided by financing activities	(12,154)	75,347	(1,402)	—	61,791

(Decrease) increase in cash and cash equivalents	(2,996)	(1,901)	544	—	(4,353)
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894

Cash and cash equivalents at end of period	$2,196	$26	$3,319	$—	$5,541

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

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$21,507	$30,455	$431	$(30,886)	$21,507
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,303	5,853	51	—	12,207
Amortization of discount and changes in deferred debt issuance costs on notes	1,173	—	—	—	1,173
Deferred income taxes, net	2,836	(2,190)	(1)	—	645
Provision for losses on accounts receivable	—	5,283	—	—	5,283
Tax benefit from exercise of stock options	2,593	—	—	—	2,593
Loss on sale of assets	—	207	—	—	207
Equity in earnings of subsidiaries	(30,886)	—	—	30,886	—
Changes in operating assets and liabilities	17,214	(21,068)	2,012	—	(1,842)

Cash provided by operating activities	20,740	18,540	2,493	—	41,773

Investing activities:
Purchases of property and equipment	(6,881)	(9,117)	(19)	—	(16,017)
Acquisitions of businesses, net of cash acquired	—	(11,249)	—	—	(11,249)
Proceeds from sale of assets	—	32	—	—	32
Purchases of short-term investments	(217,750)	—	—	—	(217,750)
Redemptions of short-term investments	164,515	—	—	—	164,515

Cash used in investing activities	(60,116)	(20,334)	(19)	—	(80,469)

Financing activities:
Long-term debt repayments	(8,483)	(742)	(285)	—	(9,510)
Net payments relating to intercompany financing	(3,623)	3,836	(213)	—	—
Proceeds received from exercise of stock options	6,561	—	—	—	6,561
Proceeds from issuance of preferred stock	46,609	—	—	—	46,609

Cash provided by (used in) financing activities	41,064	3,094	(498)	—	43,660

Increase in cash and cash equivalents	1,688	1,300	1,976	—	4,964
Cash and cash equivalents at beginning of period	20,392	2,290	758	—	23,440

Cash and cash equivalents at end of period	$22,080	$3,590	$2,734	$—	$28,404

ResCare, Inc.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2006	$9,279	$5,836	$(3,788)	$—	$11,327
Year ended December 31, 2005	8,806	4,789	(4,316)	—	9,279
Year ended December 31, 2004	9,464	5,283	(5,941)	—	8,806