Form 10-Q
period 2007-03-31
RES CARE INC /KY/
filed 2007-05-10
CIK 776325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Act (Check one):
Large accelerated filer:  ☐           Accelerated filer:  ☒           Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 16, 2007, was 28,625,775.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

EXHIBITS

PART I.                                    FINANCIAL INFORMATION

Item 1.                                           Financial Statements

RES-CARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,108	$5,541
Accounts receivable, net of allowance for doubtful accounts of $11,883 in 2007 and $11,327 in 2006	199,741	197,711
Deferred income taxes	15,626	15,110
Non-trade receivables	8,239	6,517
Prepaid expenses and other current assets	10,423	11,412
Total current assets	241,137	236,291
Property and equipment, net	77,570	75,606
Goodwill	391,383	375,494
Other intangible assets, net	33,625	27,552
Other assets	9,819	11,113
	$753,534	$726,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,290	$42,983
Accrued expenses	82,743	78,618
Current portion of long-term debt	5,061	4,368
Current portion of obligations under capital leases	63	170
Accrued income taxes	3,922	232
Total current liabilities	133,079	126,371
Long-term liabilities	25,527	25,270
Long-term debt	210,990	205,616
Obligations under capital leases	285	273
Deferred gains	5,219	4,056
Deferred income taxes	14,572	12,832
Total liabilities	389,672	374,418
Commitments and contingencies

Minority interests	127	161
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2007 and 2006	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 28,590,998 shares in 2007 and 28,146,092 shares in 2006	50,256	50,210
Additional paid-in capital	77,855	75,773
Retained earnings	187,835	177,683
Accumulated other comprehensive income	1,180	1,202
Total shareholders’ equity	363,735	351,477
	$753,534	$726,056

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

Revenues	$338,495	$312,311
Facility and program expenses	302,834	278,695
Facility and program contribution	35,661	33,616

Corporate general and administrative expenses	14,990	13,752

Operating income	20,671	19,864

Interest expense, net	4,426	4,300
Income from continuing operations before income taxes	16,245	15,564
Income tax expense	5,954	6,148
Income from continuing operations	10,291	9,416
Loss from discontinued operations, net of tax	(139)	(2,202)
Net income	10,152	7,214

Net income attributable to preferred shareholders	1,457	1,069
Net income attributable to common shareholders	$8,695	$6,145

Basic earnings (loss) per common share:
From continuing operations	$0.31	$0.30
From discontinued operations	(0.00)	(0.07)
Basic earnings per common share	$0.31	$0.23

Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.29
From discontinued operations	(0.00)	(0.07)
Diluted earnings per common share	$0.31	$0.22

Weighted average number of common shares:
Basic	28,027	27,129
Diluted	28,365	27,638

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006

Cash flows from operating activities:
Net income	$10,152	$7,214
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,676	3,939
Impairment charge	332	661
Amortization of discount and deferred debt issuance costs on notes	269	218
Share-based compensation	1,560	245
Deferred income taxes, net	1,224	—
Provision for losses on accounts receivable	1,348	1,437
Changes in operating assets and liabilities	3,057	(17,031)
Cash provided by (used in) operating activities	22,618	(3,317)

Cash flows from investing activities:
Purchases of property and equipment	(5,096)	(3,833)
Acquisitions of businesses	(20,958)	(69,793)
Proceeds from sale of assets	55	1,748
Proceeds from sales and maturities of short-term investments	—	66,850
Purchases of short-term investments	—	(39,200)
Cash used in investing activities	(25,999)	(44,228)

Cash flows from financing activities:
Long-term debt repayments	(55,525)	(699)
Borrowings of long-term debt	40,000	40,000
Short-term borrowings – three months or less, net	20,000	5,000
Payments on obligations under capital lease, net	(95)	(263)
Proceeds received from exercise of stock options	568	5,015
Cash provided by financing activities	4,948	49,053

Increase in cash and cash equivalents	1,567	1,508
Cash and cash equivalents at beginning of period	5,541	9,894
Cash and cash equivalents at end of period	$7,108	$11,402

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007
(Unaudited)

Note 1.                                          Basis of Presentation

Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to youth with special needs, to adults who are experiencing barriers to employment and to older people who need home care assistance. All references in this Quarterly Report on Form 10-Q to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States (GAAP) for comprehensive annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

For further information refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006.

Note 2.                                          Reclassifications

During the first and fourth quarters of 2006, we ceased providing community services in the District of Columbia (the District) and the state of New Mexico, respectively. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the withdrawals have been accounted for as discontinued operations. Accordingly, the results of our community services in the District and New Mexico for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income. Additional information regarding discontinued operations can be found in Note 11.

Note 3.                                          Acquisitions

We completed six acquisitions during the first quarter of 2007. Aggregate consideration for these acquisitions was approximately $22.5 million, including $1.6 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $73 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Property and equipment	$833
Other intangibles	5,395
Liabilities assumed	(24)
Goodwill	16,320
Aggregate purchase price	$22,524

The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2007. The other intangible assets consist primarily of customer relationships and will be amortized over 15 years.

Note 4.                                          Income Taxes

The effective tax rate was 36.7% and 39.5% for the three months ended March 31, 2007 and 2006, respectively. The difference in the effective tax rates was primarily due to the impact of jobs tax credits. The jobs tax credit programs expired on January 1, 2006 and were retroactively renewed during December 2006. Accordingly, income tax expense for 2006 did not reflect the full benefits of the jobs tax credits until the program was reinstated in December 2006.

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (FIN 48) which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for ResCare as of January 1, 2007.

We file numerous consolidated and separate income tax returns in the U.S. and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2003. Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as corporate general and administrative expense. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

The adoption of FIN 48 did not have a significant impact on our consolidated financial position, results of operations or cash flows. As of January 1, 2007, we have provided a liability of $0.5 million for unrecognized tax benefits related to various state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $0.2 million. Interest and penalties were not significant at the adoption date or for the three months ended March 31, 2007. There has been no change in the reserve for uncertain tax positions in the quarter ended March 31, 2007 and we do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Note 5.                                          Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)

Net income	$10,152	$7,214
Foreign currency translation adjustments arising during the period	(22)	(19)
Comprehensive income	$10,130	$7,195

Note 6.                                          Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2007	2006
	(In thousands)
7.75% senior notes due 2013, net of discount of approximately $0.9 million in 2007 and 2006	$149,100	$149,065
Senior secured credit facility	60,000	55,000
Obligations under capital leases	348	443
Notes payable and other	6,951	5,919
	216,399	210,427
Less current portion	5,124	4,538
	$211,275	$205,889

Note 7.                                          Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended
	March 31
	2007	2006
	(In thousands, except per share data)
Income from continuing operations	$ 10,291	$ 9,416
Attributable to preferred shareholders	1,477	1,396
Attributable to common shareholders	$ 8,814	$ 8,020

Loss from discontinued operations, net of tax	$ (139)	$ (2,202)
Attributable to preferred shareholders	(20)	(327)
Attributable to common shareholders	$ (119)	$ (1,875)

Net income	$ 10,152	$ 7,214
Attributable to preferred shareholders	1,457	1,069
Attributable to common shareholders	$ 8,695	$ 6,145

Weighted average number of common shares used in basic earnings per common share	28,027	27,129
Effect of dilutive securities:
Stock options	305	463
Restricted stock	33	46
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,365	27,638
Basic earnings (loss) per common share:
From continuing operations	$ 0.31	$ 0.30
From discontinued operations	(0.00)	(0.07)
Basic earnings per common share	$ 0.31	$ 0.23
Diluted earnings (loss) per common share:
From continuing operations	$ 0.31	$ 0.29
From discontinued operations	(0.00)	(0.07)
Diluted earnings per common share	$ 0.31	$ 0.22

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Stock options	$ —	$ 5

Note 8.                                          Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended March 31:	Services	Services	Services	Other (1)	Totals
	(In thousands)
2007
Revenues (2)	$ 244,609	$ 41,679	$ 46,661	$ 5,546	$ 338,495
Operating income (2)	28,396	4,078	3,070	(14,873)	20,671
Total assets	517,888	35,982	131,600	68,064	753,534
Capital expenditures	2,419	—	154	2,523	5,096
Depreciation and amortization (2)	2,315	—	502	1,850	4,667

2006
Revenues (2)	$ 211,967	$ 39,837	$ 55,218	$ 5,289	$ 312,311
Operating income (2)	24,268	4,262	4,437	(13,103)	19,864
Total assets (3)	444,578	35,695	135,217	58,529	674,019
Capital expenditures	1,357	—	44	2,432	3,833
Depreciation and amortization (2)	2,129	—	259	1,461	3,849

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the operations of Washington, D.C. and New Mexico, which were discontinued effective March 31, 2006 and October 31, 2006, respectively.

(3)          Amounts have been conformed to include reclassification adjustments for self-insured reserves and the corresponding deferred income tax balances. These reclassifications, which commenced in the second quarter of 2006, had no effect on the reported results of operations, cash flows, or compliance with our debt covenants.

Note 9.                                          Share-Based Compensation

A summary of changes to outstanding shares during the three months ended March 31, 2007 follows:

		Restricted Stock
		Performance-	Service-
	Options	Based	Based

Outstanding at December 31, 2006	861,940	465,691	155,193
Grants	—	—	388,800
Exercised/issued	(71,481)	—	(1,250)
Forfeited/cancelled	(2,000)	—	(15,375)
Outstanding at March 31, 2007	788,459	465,691	527,368

Total share-based compensation expense by type of award was as follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Stock options	$ 16	$ 159
Restricted stock, service-based	932	50
Restricted stock, performance-based	612	36
Total share-based compensation expense	1,560	245
Tax effect	605	97
Share-based compensation expense, net of tax	$ 955	$ 148

Of the $1.6 million of share-based compensation expense for the three months ended March 31, 2007, we included $0.8 million ($0.7 million in Community Services segment and $0.1 million in Employment Training Services segment) in facility and program expenses and $0.8 million in corporate general and administrative expenses. All of the $0.2 million recorded for the three months ended March 31, 2006 was included in corporate general and administrative expenses.

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

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. In April 2007, a Petition for Writ of Certiorari was filed with the U.S. Supreme Court. We have made a provision in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

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

Note 11.                                   Discontinued Operations

During the first quarter of 2006, we ceased providing community services in the District of Columbia due to high operating costs and substantial losses resulting from changes in regulatory oversight requirements. Effective October 31, 2006, pursuant to the contract terms, the state of New Mexico canceled our contract without cause and we ceased providing services to people with developmental disabilities in New Mexico. In accordance with SFAS 144, the withdrawals have been accounted for as discontinued operations. Accordingly, the results of our community services in the District and New Mexico for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income.

In connection with the withdrawals, we recorded exit cost charges for the District and New Mexico during the year ended December 31, 2006. The following table describes the 2007 activity for the exit liability, comprised only of lease terminations, as of March 31, 2007:

	Beginning			Ending
	Balance at			Balance at
	January 1, 2007	Accruals/ (Reversals)	Payments	March 31, 2007
(In thousands)
Lease terminations	$ 2,603	$ (174)	$ (1,231)	$ 1,198

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)

Revenues	$ 29	$ 9,444
Facility and program expenses	421	10,869
Facility and program loss	(392)	(1,425)
Exit costs	174	(2,217)
Loss from discontinued operations, before income taxes	(218)	(3,642)
Income tax benefit	79	1,440
Loss from discontinued operations, net of tax	$ (139)	$ (2,202)

Included in the first quarter ended March 31, 2006 was an exit cost charge of $1.6 million for the District. An additional charge of $0.6 million was recorded for impaired assets, which were principally leaseholds and furniture.

Note 12.                                   Impact of Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and customer on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, if the amounts are significant, taxes that are reported on a gross basis are required to be disclosed in interim and annual financial statements for each period in which an income statement is presented. The provisions of EITF 06-03 became effective for us as of January 1, 2007. We report applicable taxes on a net basis and thus they are excluded from revenues.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the applicability and potential impact on our consolidated financial statements.

Note 13.                                   Goodwill

A summary of changes to goodwill during the three months ended March 31, 2007 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other	Total
	(In thousands)
Balance at December 31, 2006	$ 302,587	$ 7,589	$ 60,457	$ 4,861	$ 375,494
Goodwill added through acquisitions	16,320	—	—	—	16,320
Goodwill impairment charge	—	—	—	(332)	(332)
Adjustments to previously recorded goodwill	(99)	—	—	—	(99)
Balance at March 31, 2007	$ 318,808	$ 7,589	$ 60,457	$ 4,529	$ 391,383

A goodwill impairment charge of $332,000 was recorded in the three months ended March 31, 2007 for goodwill associated with our charter schools reporting unit. The carrying value of goodwill was higher than the fair value, thereby requiring an impairment charge in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Note 14.                                   Subsidiary Guarantors

On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3 — 10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 5,374	$ 550	$ 1,184	$ —	$ 7,108
Accounts receivable, net	42,526	156,686	529	—	199,741
Deferred income taxes	15,626	—	—	—	15,626
Non-trade receivables	1,164	7,072	3	—	8,239
Prepaid expenses and other current assets	5,127	5,258	38	—	10,423
Total current assets	69,817	169,566	1,754	—	241,137

Property and equipment, net	33,437	44,077	56	—	77,570
Goodwill	83,993	302,731	4,659	—	391,383
Other intangibles	6,418	27,207	—	—	33,625
Investment in subsidiaries	505,046	—	—	(505,046)	—
Other assets	6,050	3,769	—	—	9,819
	$ 704,761	$ 547,350	$ 6,469	$ (505,046)	$ 753,534

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$ 29,380	$ 11,810	$ 100	$ —	$ 41,290
Accrued expenses	40,525	42,125	93	—	82,743
Current portion of long-term debt	314	4,747	—	—	5,061
Current portion of obligations under capital leases	37	26	—	—	63
Accrued income taxes	3,900	—	22	—	3,922
Total current liabilities	74,156	58,708	215	—	133,079

Intercompany	16,188	(15,395)	(793)	—	—
Long-term liabilities	24,948	579	—	—	25,527
Long-term debt	209,370	1,620	—	—	210,990
Obligations under capital leases	44	241	—	—	285
Deferred gains	1,744	3,475	—	—	5,219
Deferred income taxes	14,576	—	(4)	—	14,572
Total liabilities	341,026	49,228	(582)	—	389,672

Minority interests	—	127	—	—	127
Total shareholders’ equity	363,735	497,995	7,051	(505,046)	363,735
	$ 704,761	$ 547,350	$ 6,469	$ (505,046)	$ 753,534

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$ 2,196	$ 26	$ 3,319	$ —	$ 5,541
Accounts receivable, net	38,486	158,554	671	—	197,711
Deferred income taxes	15,110	—	—	—	15,110
Non-trade receivables	1,175	5,339	3	—	6,517
Prepaid expenses and other current assets	6,270	5,108	34	—	11,412
Total current assets	63,237	169,027	4,027	—	236,291

Property and equipment, net	31,300	44,245	61	—	75,606
Goodwill	76,059	294,804	4,631	—	375,494
Other intangibles	2,536	25,016	—	—	27,552
Investment in subsidiaries	414,506	—	—	(414,506)	—
Other assets	6,209	4,904	—	—	11,113
	$593,847	$ 537,996	$ 8,719	$ (414,506)	$ 726,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$ 31,072	$ 11,627	$ 284	$ —	$ 42,983
Accrued expenses	39,430	39,046	142	—	78,618
Current portion of long-term debt	322	4,046	—	—	4,368
Current portion of obligations under capital leases	144	26	—	—	170
Accrued income taxes	195	—	37	—	232
Total current liabilities	71,163	54,745	463	—	126,371

Intercompany	(72,375)	70,728	1,647	—	—
Long-term liabilities	24,807	463	—	—	25,270
Long-term debt	204,335	1,281	—	—	205,616
Obligations under capital leases	26	247	—	—	273
Deferred gains	1,578	2,478	—	—	4,056
Deferred income taxes	12,836	—	(4)	—	12,832
Total liabilities	242,370	129,942	2,106	—	374,418

Minority interests	—	161	—	—	161

Total shareholders’ equity	351,477	407,893	6,613	(414,506)	351,477
	$593,847	$ 537,996	$ 8,719	$ (414,506)	$ 726,056

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$71,838	$265,868	$789	$—	$338,495

Operating expenses	70,423	246,754	647	—	317,824
Operating income	1,415	19,114	142	—	20,671

Other (income) expenses:
Interest, net	2,076	2,326	24	—	4,426
Equity in earnings of subsidiaries	(10,571)	—	—	10,571	—
Total other expenses	(8,495)	2,326	24	10,571	4,426

Income from continuing operations, before income taxes	9,910	16,788	118	(10,571)	16,245
Income tax (benefit) expense	(242)	6,153	43	—	5,954
Income from continuing operations	10,152	10,635	75	(10,571)	10,291
Loss from discontinued operations, net of tax	—	(139)	—	—	(139)

Net income	$10,152	$10,496	$75	$(10,571)	$10,152

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$66,977	$242,871	$2,463	$—	$312,311

Operating expenses	64,631	225,339	2,477	—	292,447
Operating (loss) income	2,346	17,532	(14)	—	19,864

Other (income) expenses:
Interest, net	2,087	2,182	31	—	4,300
Equity in earnings of subsidiaries	(7,057)	—	—	7,057	—
Total other expenses	(4,970)	2,182	31	7,057	4,300

Income from continuing operations, before income taxes	7,316	15,350	(45)	(7,057)	15,564
Income tax (benefit) expense	102	6,064	(18)	—	6,148
Income from continuing operations	7,214	9,286	(27)	(7,057)	9,416
Loss from discontinued operations, net of tax	—	(2,202)	—	—	(2,202)

Net income (loss)	$7,214	$7,084	$(27)	$(7,057)	$7,214

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$10,152	$10,496	$75	$(10,571)	$10,152
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,122	2,548	6	—	4,676
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	269	—	—	—	269
Share-based compensation	1,560	—	—	—	1,560
Deferred income taxes, net	1,224	—	—	—	1,224
Provision for losses on accounts receivable	—	1,348	—	—	1,348
Equity in earnings of subsidiaries	(10,571)	—	—	10,571	—
Changes in operating assets and liabilities	77,003	(71,368)	(2,578)	—	3,057
Cash provided by (used in) operating activities	81,759	(56,644)	(2,497)	—	22,618

Investing activities:
Purchases of property and equipment	(4,090)	(1,005)	(1)	—	(5,096)
Acquisitions of businesses	—	(20,958)	—	—	(20,958)
Proceeds from sale of assets	—	55	—	—	55
Cash used in investing activities	(4,090)	(21,908)	(1)	—	(25,999)
Financing activities:
Long-term debt repayments	(55,090)	(435)	—	—	(55,525)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings – three months or less, net	20,000	—	—	—	20,000
Payments on obligations under capital leases	—	(95)	—	—	(95)
Net payments relating to intercompany financing	(79,969)	79,606	363	—	—
Proceeds received from exercise of stock options	568	—	—	—	568
Cash (used in) provided by financing activities	(74,491)	79,076	363	—	4,948
Increase (decrease) in cash and cash equivalents	3,178	524	(2,135)	—	1,567
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$5,374	$550	$1,184	$—	$7,108

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006
(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$7,214	$7,084	$(27)	$(7,057)	$7,214
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,996	1,917	26	—	3,939
Impairment charges	—	661	—	—	661
Amortization of discount and deferred debt issuance costs on notes	218	—	—	—	218
Share-based compensation	245	—	—	—	245
Provision for losses on accounts receivable	—	1,437	—	—	1,437
Equity in earnings of subsidiaries	(7,057)	—	—	7,057	—
Changes in operating assets and liabilities	(25,337)	7,664	642	—	(17,031)
Cash (used in) provided by operating activities	(22,721)	18,763	641	—	(3,317)
Investing activities:
Purchases of property and equipment	(3,048)	(677)	(108)	—	(3,833)
Acquisitions of businesses	—	(69,793)	—	—	(69,793)
Proceeds from sale of assets	—	1,748	—	—	1,748
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)
Cash provided by (used in) investing activities	24,602	(68,722)	(108)	—	(44,228)
Financing activities:
Repayments of long-term debt	(83)	(223)	(393)	—	(699)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings – three months or less, net	5,000	—	—	—	5,000
Payments on obligations under capital leases	—	(263)	—	—	(263)
Net payments relating to intercompany financing	(53,265)	52,920	345	—	—
Proceeds received from exercise of stock options	5,015	—	—	—	5,015
Cash (used in) provided by financing activities	(3,333)	52,434	(48)	—	49,053
(Decrease) increase in cash and cash equivalents	(1,452)	2,475	485	—	1,508
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894
Cash and cash equivalents at end of period	$3,740	$4,402	$3,260	$—	$11,402

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “ Risk Factors” section in Part II, Item 1A of this Report and in our 2006 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

Overview of Our Business

We receive revenues primarily from the delivery of residential, support, training and educational services to various populations with special needs. We have three reportable operating segments: (i) Community Services; (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

Application of Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K filing for the year ended December 31, 2006. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2007, there were no material changes in the accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2007	2006
	(Dollars in thousands)
Revenues:
Community Services (1)	$244,609	$211,967
Job Corps Training Services	41,679	39,837
Employment Training Services	46,661	55,218
Other	5,546	5,289
Consolidated	$338,495	$312,311

Operating income:
Community Services (1)	$28,396	$24,268
Job Corps Training Services	4,078	4,262
Employment Training Services	3,070	4,437
Other (2)	117	649
Total Operating Expenses (3)	(14,990)	(13,752)
Consolidated	$20,671	$19,864

Operating margin:
Community Services (1)	11.6%	11.4%
Job Corps Training Services	9.8%	10.7%
Employment Training Services	6.6%	8.0%
Other (2)	2.1%	12.3%
Total Operating Expenses	(4.4)%	(4.4)%
Consolidated	6.1%	6.4%

(1)           Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.

(2)           Three months ended March 31, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools reporting unit.

(3)           Represents corporate general and administrative expenses, other operating (income) and expenses.

Consolidated

Consolidated revenues for the first quarter of 2007 increased 8% over the same period in 2006. The increase is primarily related to acquisitions completed in 2006 and 2007 and organic growth. Revenues are more fully described in the segment discussions.

Consolidated operating income for the first quarter of 2007 increased 4% compared to the same period in 2006, due primarily to revenue growth in the Community Services segment, which was partially offset by reduced revenues in the Employment Training Services segment. Operating margin decreased from 6.4% in the first quarter of 2006 to 6.1% in the comparable 2007 period. The decrease in margin was primarily attributed to incremental share-based compensation expense of $1.3 million, the $0.3 million goodwill impairment charge and contract non-renewals occurring after the first quarter of 2006 in the Employment Training Services segment, which were partially offset by a greater amount of higher margin periodic in-home services business. As a percentage of total revenues, total operating expenses were 4.4% in the first quarter of 2007 and 2006.

Net interest expense increased $0.1 million for the first quarter of 2007 compared to the same period in 2006. This increase was attributable to increased average borrowing levels.

Our effective income tax rate for the first quarter of 2007 is 36.7%, as compared to 39.5% in 2006. The decrease in the effective rate is primarily due to the reenactment of the Work Opportunity Tax Credit in December 2006, which was not included in the 2006 first quarter tax rate.

Community Services

Community Services revenues increased by 15% in the first quarter of 2007 over the same period in 2006. This increase was due primarily to acquisitions in 2006 and 2007, which were primarily in the periodic in-home services. Periodic in-home services revenues increased $12.3 million, or 25.7%, from the year earlier quarter. Operating margin increased from 11.4% in the first quarter of 2006 to 11.6% in the same period in 2007 due primarily to the higher margin periodic in-home services business and reduced insurance and legal costs, which were partially offset by $0.7 million of share-based compensation expense allocations.

Job Corps Training Services

Job Corps Training Services revenues increased 5% for the first quarter 2007 over the same period in 2006 due principally to contractual and spending increases. Operating margins decreased from the comparable period in 2006 due to higher administration costs being allocated in 2007 versus 2006.

Employment Training Services

Employment Training Services revenues decreased 16%, or $8.6 million, in the first quarter of 2007 over the same period in 2006 due primarily to contract non-renewals and concessions in modifications to existing contracts, which were generally effective July 1, 2006. Operating income for this segment decreased $1.4 million over the year earlier period, due to revenue shortfalls mentioned above, higher costs to initiate the New York Back to Work program, and $0.1 million of share-based compensation expense allocations.

Other

Our Other segment reflects activity for operating schools and international job training and placement agencies. Revenues from the segment increased $0.3 million, or 5%, over the same period in 2006 due primarily to higher enrollments. Operating income decreased $0.5 million due primarily to a $0.3 million goodwill impairment charge related to our charter schools. We also incurred higher costs in ramping up our international operation in Haiti.

Discontinued Operations

The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively.

Net loss from discontinued operations was $0.1 million in the first quarter of 2007 compared to $2.2 million for the same period a year ago. The net loss from discontinued operations for the first quarter of 2007 includes pretax operational losses of $0.4 million, and favorable adjustments of $0.2 million to our exit cost accrual, offset by a tax benefit of $0.1 million.

The 2006 net loss from discontinued operations includes pretax operational losses of $1.4 million, a pretax charge of $1.5 million for an exit cost accrual, and $0.7 million impairment charge for impaired leaseholds and furniture, offset by a tax benefit of $1.4 million.

Financial Condition, Liquidity and Capital Resources

Total assets increased 4% in 2007 over 2006. This increase was primarily due to growth from prior year and current year acquisitions. Goodwill and other intangible assets increased $15.9 million and $6.1 million, respectively, from December 31, 2006, as a result of the acquisitions completed during the first quarter of 2007.

Cash and cash equivalents were $7.1 million at March 31, 2007, as compared to $5.5 million at December 31, 2006. Cash provided from operations for the quarter was $22.6 million compared to $3.3 million used in operating activities for the three months ended March 31, 2006. The increase in 2007 from 2006 was primarily the result of the 2006 first quarter funding of the accounts receivable and other working capital requirements for the January 3, 2006 Workforce Services acquisition.

Net accounts receivable at March 31, 2007 increased to $199.7 million, compared to $197.7 million at December 31, 2006 due to timing of payments related to Job Corps contracts and the organic growth and acquisitions in the Community Services segment. Days revenue in net accounts receivable were 51 days at March 31, 2007 compared with 52 days at December 31, 2006. The decrease in the number of days is attributable to higher collections in our Employment Training Services segment.

Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We invested $5.1 million in the first quarter of 2007 on purchases of property and equipment. We also used $21.0 million on acquisitions.

Our financing activities during the quarter included net borrowings on the revolver of $60.0 million, offset by payments of debt and capital lease obligations of $55.6 million. Stock option exercise activity resulted in $0.6 million in proceeds.

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

As of March 31, 2007, we had irrevocable standby letters of credit in the principal amount of $48.9 million issued primarily in connection with our insurance programs.

We have a $200 million revolving credit facility, which can be increased to $250 million at our option. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

As of March 31, 2007, we had $91.1 million available under the revolver with an outstanding balance of $60.0 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of March 31, 2007, the weighted average interest rate was 6.73%. Letters of credit had a borrowing rate of 1.38% as of March 31, 2007. The commitment fee on the unused balance was .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt convenants as of March 31, 2007. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources are approximately 70% through Medicaid reimbursement, 12% from the DOL and 18% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2007.

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                           Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $60.0 million and $55.0 million as of March 31, 2007 and December 31, 2006, respectively. A 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on interest expense and cash flows.

Item 4.                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A.                                  Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.                                           Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities	None
Issuer Repurchases of Securities	None

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

Item 6.                                           Exhibits

(a) Exhibits

10.1	Amendment to Agreement dated April 24, 2006, between Res-Care, Inc. and Ronald G. Geary, extending Mr. Geary’s appointment as non-executive Chairman of the Board. (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 10, 2007	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 10, 2007	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer