Form 10-Q
period 2007-06-30
RES CARE INC /KY/
filed 2007-08-07
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2007, was 28,776,566.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,338	$5,541
Accounts receivable, net of allowance for doubtful accounts of $13,043 in 2007 and $11,327 in 2006	204,800	197,711
Deferred income taxes	15,438	15,110
Refundable income taxes	3,302	—
Non-trade receivables	8,463	6,517
Prepaid expenses and other current assets	8,498	11,412
Total current assets	243,839	236,291
Property and equipment, net	78,047	75,606
Goodwill	402,605	375,494
Other intangible assets, net	33,152	27,552
Other assets	13,659	14,288
	$771,302	$729,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$44,186	$42,983
Accrued expenses	83,560	78,618
Current portion of long-term debt	4,183	4,368
Current portion of obligations under capital leases	39	170
Accrued income taxes	—	232
Total current liabilities	131,968	126,371
Long-term liabilities	30,383	28,445
Long-term debt	208,260	205,616
Obligations under capital leases	275	273
Deferred gains	5,018	4,056
Deferred income taxes	15,690	12,832
Total liabilities	391,594	377,593
Commitments and contingencies

Minority interests	85	161
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2007 and 2006	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 28,750,116 shares in 2007 and 28,146,092 shares in 2006	50,336	50,210
Additional paid-in capital	82,958	75,773
Retained earnings	197,991	177,683
Accumulated other comprehensive income	1,729	1,202
Total shareholders’ equity	379,623	351,477
	$771,302	$729,231

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Revenues	$363,023	$322,356	$701,518	$634,667
Facility and program expenses	326,923	287,386	629,757	566,081
Facility and program contribution	36,100	34,970	71,761	68,586

Corporate general and administrative expenses	15,112	13,826	30,102	27,578

Operating income	20,988	21,144	41,659	41,008

Interest expense, net	4,763	4,363	9,189	8,663
Income from continuing operations before income taxes	16,225	16,781	32,470	32,345
Income tax expense	5,946	6,631	11,900	12,779
Income from continuing operations	10,279	10,150	20,570	19,566
Loss from discontinued operations, net of tax	(123)	(277)	(262)	(2,479)
Net income	10,156	9,873	20,308	17,087

Net income attributable to preferred shareholders	1,467	1,465	2,934	2,554
Net income attributable to common shareholders	$8,689	$8,408	$17,374	$14,533

Basic earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.63	$0.61
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.08)
Basic earnings per common share	$0.31	$0.30	$0.62	$0.53

Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.62	$0.60
From discontinued operations	(0.01)	(0.01)	(0.01)	(0.08)
Diluted earnings per common share	$0.30	$0.30	$0.61	$0.52

Weighted average number of common shares:
Basic	28,180	27,613	28,143	27,373
Diluted	28,499	28,108	28,495	27,934

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2007	2006

Cash flows from operating activities:
Net income	$20,308	$17,087
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,543	8,255
Impairment charge	332	1,110
Amortization of discount and deferred debt issuance costs on notes	537	467
Share-based compensation	4,372	689
Deferred income tax expense	2,530	960
Excess tax benefit from share-based compensation	(1,291)	(2,063)
Provision for losses on accounts receivable	2,934	2,909
(Gain) loss on sale of assets	(111)	132
Changes in operating assets and liabilities	(3,773)	(25,053)
Cash provided by operating activities	35,381	4,493

Cash flows from investing activities:
Purchases of property and equipment	(11,160)	(8,029)
Acquisitions of businesses	(30,338)	(89,154)
Proceeds from sale of assets	381	—
Proceeds from sales and maturities of short-term investments	—	66,850
Purchases of short-term investments	—	(39,200)
Cash used in investing activities	(41,117)	(69,533)

Cash flows from financing activities:
Long-term debt repayments	(58,033)	(2,356)
Borrowings of long-term debt	40,000	40,000
Short-term borrowings — three months or less, net	17,200	11,000
Payments on obligations under capital lease, net	(130)	(547)
Proceeds from sale and leaseback transactions	1,669	2,651
Debt issuance costs	—	(408)
Excess tax benefit from share-based compensation	1,291	2,063
Proceeds received from exercise of stock options	1,536	5,789
Cash provided by financing activities	3,533	58,192

Decrease in cash and cash equivalents	(2,203)	(6,848)

Cash and cash equivalents at beginning of period	5,541	9,894

Cash and cash equivalents at end of period	$3,338	$3,046

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

Beginning with June 2007, receivables related to recoveries from insurance companies, and the related liabilities where we are primary obligor, have been presented on a gross basis. The gross amount of insurance receivables were reclassified from the insurance reserve, which is a component of long-term liabilities, to other assets. The reclassification had no effect on the condensed consolidated statements of income or cash flows. Prior period financial information has been conformed to this presentation.

Note 3.                   Acquisitions

We completed eight acquisitions during the first six months of 2007. Aggregate consideration for these acquisitions was approximately $33.6 million, including $3.3 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $90 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Property and equipment	$764
Other intangibles	5,921
Liabilities assumed	(282)
Goodwill	27,200
Aggregate purchase price	$33,603

The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2007. The other intangible assets consist primarily of customer relationships and will be amortized over 15 years.

Note 4.                  Income Taxes

The effective tax rate was 36.7% for the three and six months ended June 30, 2007 and 39.5% for the same periods in 2006. The difference in the effective tax rates was primarily due to the impact of jobs tax credits. The jobs tax credit programs expired on January 1, 2006 and were retroactively renewed during December 2006. Accordingly, income tax expense for 2006 did not reflect the full benefits of the jobs tax credits until the program was reinstated in December 2006.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48) which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for ResCare as of January 1, 2007.

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

The adoption of FIN 48 did not have a significant impact on our consolidated financial position, results of operations or cash flows. As of January 1, 2007, we have provided a liability of $0.5 million for unrecognized tax benefits related to various state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $0.2 million. Interest and penalties were not significant at the adoption date or for the six months ended June 30, 2007. There has been no change in the reserve for uncertain tax positions in the six months ended June 30, 2007 and we do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Note 5.                  Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Net income	$10,156	$9,873	$20,308	$17,087
Foreign currency translation adjustments arising during the period	549	374	527	355
Comprehensive income	$10,705	$10,247	$20,835	$17,442

Note 6.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30 2007	December 31 2006
	(In thousands)

7.75% senior notes due 2013, net of discount of approximately $0.9 million in 2007 and 2006	$149,134	$149,065
Senior secured credit facility	57,200	55,000
Obligations under capital leases	313	443
Notes payable and other	6,110	5,919
	212,757	210,427
Less current portion	4,222	4,538
	$208,535	$205,889

Note 7.                  Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands, except per share data)

Income from continuing operations	$10,279	$10,150	$20,570	$19,566
Attributable to preferred shareholders	1,485	1,506	2,972	2,925
Attributable to common shareholders	$8,794	$8,644	$17,598	$16,641
Loss from discontinued operations, net of tax	$(123)	$(277)	$(262)	$(2,479)
Attributable to preferred shareholders	(18)	(41)	(38)	(371)
Attributable to common shareholders	$(105)	$(236)	$(224)	$(2,108)
Net income	$10,156	$9,873	$20,308	$17,087
Attributable to preferred shareholders	1,467	1,465	2,934	2,554
Attributable to common shareholders	$8,689	$8,408	$17,374	$14,533
Weighted average number of common shares used in basic earnings per common share	28,180	27,613	28,143	27,373
Effect of dilutive securities:
Stock options	286	385	284	452
Restricted stock	33	110	68	109
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,499	28,108	28,495	27,934
Basic earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.63	$0.61
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.08)
Basic earnings per common share	$0.31	$0.30	$0.62	$0.53
Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.62	$0.60
From discontinued operations	(0.01)	(0.01)	(0.01)	(0.08)
Diluted earnings per common share	$0.30	$0.30	$0.61	$0.52

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Stock options	156	47	178	65

Note 8.                  Segment Information

The following table sets forth information about reportable segment operating results and assets:

Three months ended June 30:	Community Services	Job Corps Training Services	Employment Training Services	All Other (1)	Consolidated Totals
	(In thousands)

2007
Revenues (2)	$266,893	$40,873	$49,522	$5,735	$363,023
Operating income (2)	26,343	4,032	4,365	(13,752)	20,988
Total assets	538,500	31,805	134,131	66,866	771,302
Capital expenditures	2,396	—	358	3,310	6,064
Depreciation and amortization (2)	2,490	—	500	1,869	4,859

2006
Revenues (2)	$221,821	$39,492	$55,286	$5,757	$322,356
Operating income (2)	25,267	4,120	4,424	(12,667)	21,144
Total assets (3)	464,842	30,999	135,144	71,756	702,741
Capital expenditures	2,048	—	138	2,010	4,196
Depreciation and amortization (2)	2,169	—	586	1,504	4,259

Six months ended June 30:

2007
Revenues (2)	$511,502	$82,552	$96,183	$11,281	$701,518
Operating income (2)	54,739	8,110	7,435	(28,625)	41,659
Capital expenditures	4,816	—	511	5,833	11,160
Depreciation and amortization (2)	4,805	—	1,002	3,719	9,526

2006
Revenues (2)	$433,788	$79,329	$110,504	$11,046	$634,667
Operating income (2)	49,535	8,382	8,861	(25,770)	41,008
Capital expenditures	3,433	—	182	4,414	8,029
Depreciation and amortization (2)	4,311	—	845	2,965	8,121

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the operations of Washington, D.C. and New Mexico, which were discontinued effective March 31, 2006 and October 31, 2006, respectively.

(3)          Amounts have been conformed to include a reclassification adjustment for receivables related to insurance recoveries. This reclassification, which commenced in the second quarter of 2007, had no effect on the reported results of operations, cash flows, or compliance with our debt covenants.

Note 9.                  Share-Based Compensation

A summary of changes to outstanding shares during the six months ended June 30, 2007 follows:

		Restricted Stock
	Options	Performance- Based	Service- Based

Outstanding at December 31, 2006	861,940	465,691	155,193
Grants	—	—	439,325
Exercised/issued	(198,197)	—	(106,528)
Forfeited/cancelled	(3,000)	(11,950)	(22,850)
Outstanding at June 30, 2007	660,743	453,741	465,140

Total share-based compensation expense by type of award was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)

Stock options	$17	$158	$33	$318
Restricted stock, service-based	1,317	241	2,257	280
Restricted stock, performance-based	1,478	46	2,082	91
Total share-based compensation expense	2,812	445	4,372	689
Tax effect	1,096	114	1,701	151
Share-based compensation expense, net of tax	$1,716	$331	$2,671	$538

Total share-based compensation expense by operating segment was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Community Services	$968	$—	$1,626	$—
Job Corps Training Services	18	—	18	—
Employment Training Services	97	—	191	—
All Other	1,729	445	2,537	689
Total	$2,812	$445	$4,372	$689

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

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. We have made a provision in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

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

In connection with the withdrawals, we recorded exit cost charges for the District and New Mexico during the year ended December 31, 2006. The following table describes the 2007 activity for the exit liability, comprised only of lease terminations, as of June 30, 2007:

	Beginning Balance at January 1, 2007	Accruals/ (Reversals)	Payments	Ending Balance at June 30, 2007
	(In thousands)

Lease terminations	$2,603	$(201)	$(1,677)	$725

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Revenues	$—	$6,297	$29	$15,741
Facility and program expenses	223	6,757	644	17,626
Facility and program loss	(223)	(460)	(615)	(1,885)
Exit costs and impairment (charges) reversals	27	—	201	(2,217)
Loss from discontinued operations, before income taxes	(196)	(460)	(414)	(4,102)
Income tax benefit	73	183	152	1,623
Loss from discontinued operations, net of tax	$(123)	$(277)	$(262)	$(2,479)

Included in the six months ended June 30, 2007 were reversals due to favorable settlements.

Included in the six months ended June 30, 2006 was an exit cost charge of $1.6 million for the District. An additional charge of $0.6 million was recorded for impaired assets, which were principally leaseholds and furniture.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS 159 on our consolidated financial statements.

Note 13.                Goodwill

A summary of changes to goodwill during the six months ended June 30, 2007 are as follows:

	Community Services	Job Corps Training Services	Employment Training Services	Other	Total
	(In thousands)

Balance at December 31, 2006	$302,587	$7,589	$60,457	$4,861	$375,494
Goodwill added through acquisitions	27,200	—	—	—	27,200
Goodwill impairment charge	—	—	—	(332)	(332)
Adjustments to previously recorded goodwill	243	—	—	—	243
Balance at June 30, 2007	$330,030	$7,589	$60,457	$4,529	$402,605

A goodwill impairment charge of $332,000 was recorded in the first quarter of 2007 for goodwill associated with our charter schools reporting unit. The carrying value of goodwill was higher than the fair value, thereby requiring an impairment charge in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$(361)	$1,981	$1,718	$—	$3,338
Accounts receivable, net	36,671	167,567	562	—	204,800
Deferred income taxes	15,438	—	—	—	15,438
Refundable income tax	2,998	353	(49)	—	3,302
Non-trade receivables	1,578	6,879	6	—	8,463
Prepaid expenses and other current assets	3,141	5,312	45	—	8,498
Total current assets	59,465	182,092	2,282	—	243,839

Property and equipment, net	33,291	44,706	50	—	78,047
Goodwill	84,253	313,281	5,071	—	402,605
Other intangible assets, net	6,176	26,976	—	—	33,152
Investment in subsidiaries	519,851	—	—	(519,851)	—
Other assets	9,915	3,744	—	—	13,659
	$712,951	$570,799	$7,403	$(519,851)	$771,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,425	$16,669	$92	$—	$44,186
Accrued expenses	42,135	41,304	121	—	83,560
Current portion of long-term debt	306	3,877	—	—	4,183
Current portion of obligations under capital leases	12	27	—	—	39
Total current liabilities	69,878	61,877	213	—	131,968
Intercompany	10,335	(9,856)	(479)	—	—
Long-term liabilities	28,960	1,423	—	—	30,383
Long-term debt	206,605	1,655	—	—	208,260
Obligations under capital leases	41	234	—	—	275
Deferred gains	1,814	3,204	—	—	5,018
Deferred income taxes	15,695	—	(5)	—	15,690
Total liabilities	333,328	58,537	(271)	—	391,594

Minority interests	—	85	—	—	85
Total shareholders’ equity	379,623	512,177	7,674	(519,851)	379,623
	$712,951	$570,799	$7,403	$(519,851)	$771,302

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$2,196	$26	$3,319	$—	$5,541
Accounts receivable, net	38,486	158,554	671	—	197,711
Deferred income taxes	15,110	—	—	—	15,110
Non-trade receivables	1,175	5,339	3	—	6,517
Prepaid expenses and other current assets	6,270	5,108	34	—	11,412
Total current assets	63,237	169,027	4,027	—	236,291

Property and equipment, net	31,300	44,245	61	—	75,606
Goodwill	76,059	294,804	4,631	—	375,494
Other intangible assets, net	2,536	25,016	—	—	27,552
Investment in subsidiaries	414,506	—	—	(414,506)	—
Other assets	9,384	4,904	—	—	14,288
	$597,022	$537,996	$8,719	$(414,506)	$729,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,072	$11,627	$284	$—	$42,983
Accrued expenses	39,430	39,046	142	—	78,618
Current portion of long-term debt	322	4,046	—	—	4,368
Current portion of obligations under capital leases	144	26	—	—	170
Accrued income taxes	195	—	37	—	232
Total current liabilities	71,163	54,745	463	—	126,371

Intercompany	(72,375)	70,728	1,647	—	—
Long-term liabilities	27,982	463	—	—	28,445
Long-term debt	204,335	1,281	—	—	205,616
Obligations under capital leases	26	247	—	—	273
Deferred gains	1,578	2,478	—	—	4,056
Deferred income taxes	12,836	—	(4)	—	12,832
Total liabilities	245,545	129,942	2,106	—	377,593

Minority interests	—	161	—	—	161

Total shareholders’ equity	351,477	407,893	6,613	(414,506)	351,477
	$597,022	$537,996	$8,719	$(414,506)	$729,231

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$72,570	$289,505	$948	$—	$363,023

Operating expenses	76,591	264,626	818	—	342,035
Operating income (loss)	(4,021)	24,879	130	—	20,988

Other (income) expenses:
Interest, net	2,144	2,578	41	—	4,763
Equity in earnings of subsidiaries	(14,061)	—	—	14,061	—
Total other expenses	(11,917)	2,578	41	14,061	4,763

Income from continuing operations, before income taxes	7,896	22,301	89	(14,061)	16,225
Income tax (benefit) expense	(2,260)	8,173	33	—	5,946
Income from continuing operations	10,156	14,128	56	(14,061)	10,279
Loss from discontinued operations, net of tax	—	(123)	—	—	(123)

Net income	$10,156	$14,005	$56	$(14,061)	$10,156

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$144,408	$555,373	$1,737	$—	$701,518

Operating expenses	147,014	511,380	1,465	—	659,859
Operating income (loss)	(2,606)	43,993	272	—	41,659

Other (income) expenses:
Interest, net	4,220	4,904	65	—	9,189
Equity in earnings of subsidiaries	(24,632)	—	—	24,632	—
Total other expenses	(20,412)	4,904	65	24,632	9,189

Income from continuing operations, before income taxes	17,806	39,089	207	(24,632)	32,470
Income tax (benefit) expense	(2,502)	14,326	76	—	11,900
Income from continuing operations	20,308	24,763	131	(24,632)	20,570
Loss from discontinued operations, net of tax	—	(262)	—	—	(262)

Net income	$20,308	$24,501	$131	$(24,632)	$20,308

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$67,034	$250,982	$4,340	$—	$322,356

Operating expenses	65,355	231,679	4,178	—	301,212

Operating income	1,679	19,303	162	—	21,144

Other (income) expenses:
Interest, net	2,146	2,149	68	—	4,363
Equity in earnings of subsidiaries	(10,156)	—	—	10,156	—
Total other expenses	(8,010)	2,149	68	10,156	4,363

Income from continuing operations, before income taxes	9,689	17,154	94	(10,156)	16,781
Income tax (benefit) expense	(184)	6,778	37	—	6,631
Income from continuing operations	9,873	10,376	57	(10,156)	10,150
Loss from discontinued operations, net of tax	—	(277)	—	—	(277)

Net income	$9,873	$10,099	$57	$(10,156)	$9,873

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$134,011	$493,853	$6,803	$—	$634,667

Operating expenses	129,986	457,018	6,655	—	593,659

Operating income	4,025	36,835	148	—	41,008

Other (income) expenses:
Interest, net	4,233	4,331	99	—	8,663
Equity in earnings of subsidiaries	(17,213)	—	—	17,213	—
Total other expenses	(12,980)	4,331	99	17,213	8,663

Income from continuing operations, before income taxes	17,005	32,504	49	(17,213)	32,345
Income tax (benefit) expense	(82)	12,842	19	—	12,779
Income from continuing operations	17,087	19,662	30	(17,213)	19,566
Loss from discontinued operations, net of tax	—	(2,479)	—	—	(2,479)

Net income	$17,087	$17,183	$30	$(17,213)	$17,087

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$20,308	$24,501	$131	$(24,632)	$20,308
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,363	5,168	12	—	9,543
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	537	—	—	—	537
Share-based compensation	4,372	—	—	—	4,372
Deferred income tax expense	2,531	—	(1)	—	2,530
Provision for losses on accounts receivable	—	2,934	—	—	2,934
(Gain) loss on sale of assets	—	(111)	—	—	(111)
Excess tax benefit from share-based compensation	(1,291)	—	—	—	(1,291)
Equity in earnings of subsidiaries	(24,632)	—	—	24,632	—
Changes in operating assets and liabilities	72,973	(74,074)	(2,672)	—	(3,773)
Cash provided by (used in) operating activities	79,161	(41,250)	(2,530)	—	35,381
Investing activities:
Purchases of property and equipment	(5,942)	(5,217)	(1)	—	(11,160)
Acquisitions of businesses	—	(30,338)	—	—	(30,338)
Proceeds from sale of assets	—	381	—	—	381
Cash used in investing activities	(5,942)	(35,174)	(1)	—	(41,117)
Financing activities:
Long-term debt repayments	(55,091)	(2,942)	—	—	(58,033)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings — three months or less, net	17,200	—	—	—	17,200
Payments on obligations under capital leases	—	(130)	—	—	(130)
Proceeds from sale and leaseback transactions	—	1,669	—	—	1,669
Net payments relating to intercompany financing	(80,712)	79,782	930	—	—
Excess tax benefit from share-based compensation	1,291	—	—	—	1,291
Proceeds received from exercise of stock options	1,536	—	—	—	1,536
Cash (used in) provided by financing activities	(75,776)	78,379	930	—	3,533
(Decrease) increase in cash and cash equivalents	(2,557)	1,955	(1,601)	—	(2,203)
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$(361)	$1,981	$1,718	$—	$3,338

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$17,087	$17,183	$30	$(17,213)	$17,087
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,103	4,096	56	—	8,255
Impairment charges	—	1,110	—	—	1,110
Amortization of discount and deferred debt issuance costs on notes	467	—	—	—	467
Share-based compensation	689	—	—	—	689
Deferred income tax expense	960	—	—	—	960
Loss (gain) on sale of assets	—	132	—	—	132
Excess tax benefit from share-based compensation	(2,063)	—	—	—	(2,063)
Provision for losses on accounts receivable	—	2,909	—	—	2,909
Equity in earnings of subsidiaries	(17,213)	—	—	17,213	—
Changes in operating assets and liabilities	(85,349)	60,967	(671)	—	(25,053)
Cash (used in) provided by operating activities	(81,319)	86,397	(585)	—	4,493
Investing activities:
Purchases of property and equipment	(4,905)	(2,829)	(295)	—	(8,029)
Acquisitions of businesses	—	(89,154)	—	—	(89,154)
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)
Cash provided by (used in) investing activities	22,745	(91,983)	(295)	—	(69,533)
Financing activities:
Long-term debt repayments	(425)	(1,538)	(393)	—	(2,356)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings — three months or less, net	11,000	—	—	—	11,000
Payments on obligations under capital leases	—	(547)	—	—	(547)
Proceeds from sale and leaseback transactions	—	2,651	—	—	2,651
Debt issuance costs	(408)	—	—	—	(408)
Excess tax benefit from share-based compensation	2,063	—	—	—	2,063
Net payments relating to intercompany financing	(7,113)	5,144	1,969	—	—
Proceeds received from exercise of stock options	5,789	—	—	—	5,789
	50,906	5,710	1,576	—	58,192
(Decrease) increase in cash and cash equivalents	(7,668)	124	696		(6,848)
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894
Cash and cash equivalents at end of period	$(2,476)	$2,051	$3,471	$—	$3,046

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

Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators. Private operators are generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services on an as-needed basis or hourly basis through our home care services programs that are reimbursed on a unit-of-service basis.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form 10-K filing for the year ended December 31, 2006. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first half of 2007, there were no material changes in the accounting policies and assumptions.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Dollars in thousands)
Revenues:
Community Services (1)	$266,893	$221,821	$511,502	$433,788
Job Corps Training Services	40,873	39,492	82,552	79,329
Employment Training Services	49,522	55,286	96,183	110,504
Other	5,735	5,757	11,281	11,046
Consolidated	$363,023	$322,356	$701,518	$634,667

Operating income:
Community Services (1)	$26,343	$25,267	$54,739	$49,535
Job Corps Training Services	4,032	4,120	8,110	8,382
Employment Training Services	4,365	4,424	7,435	8,861
Other (2)	1,360	1,159	1,477	1,808
Total Operating Expenses (3)	(15,112)	(13,826)	(30,102)	(27,578)
Consolidated	$20,988	$21,144	$41,659	$41,008

Operating margin:
Community Services (1)	9.9%	11.4%	10.7%	11.4%
Job Corps Training Services	9.9%	10.4%	9.8%	10.6%
Employment Training Services	8.8%	8.0%	7.7%	8.0%
Other (2)	23.7%	20.1%	13.1%	16.4%
Total Operating Expenses	(4.2%)	(4.3%)	(4.3%)	(4.3%)
Consolidated	5.8%	6.6%	5.9%	6.5%

(1)             Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.

(2)             Six months ended June 30, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools reporting unit.

(3)             Represents corporate general and administrative expenses, other operating (income) and expenses.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2007 increased 12.6% and 10.5%, respectively, over the same periods in 2006. The increase is primarily related to acquisitions completed in 2006 and 2007 and organic growth. Revenues are more fully described in the segment discussions.

Consolidated operating income for the quarter ended June 30, 2007 decreased 0.7% from the same period in 2006. Similarly, operating margin decreased to 5.8% for the 2007 quarter compared to 6.6% for the 2006 quarter. The decreases in operating income and margin were primarily attributed to incremental share-based compensation expense of $2.4 million, higher insurance related costs of $0.7 million and low margins on the ramp up and integration of our Kelly Home Care Services acquisition in March 2007.

Consolidated operating income for the six months ended June 30, 2007 increased 1.6% over the same period in 2006, while operating margin decreased to 5.9% for the 2007 six month period compared to 6.5% for the first six months of 2006. The margin decrease was primarily attributed to incremental share-based compensation expense of $3.7 million, higher insurance-related costs of $0.4 million, a $0.3 million goodwill impairment charge in the quarter ended March 31, 2007 related to our charter schools, and costs associated with the integration of our Kelly Home Care Services acquisition. Included in consolidated operating income are total operating expenses, which represent corporate general and administrative expenses, other operating income and expenses. As a percentage of total revenue, the expenses were 4.2% and 4.3% in the quarter and six months ended June 30, 2007, respectively, and 4.3% for the same periods in 2006.

Net interest expense increased $0.4 million for the second quarter of 2007 and $0.5 million for the six months ended June 30, 2007, compared to the same periods in 2006. The increases were attributable to increased average borrowing levels due primarily to acquisitions.

Our effective income tax rate for the quarter and six months ended June 30, 2007 is 36.7%, as compared to 39.5% for the same periods in 2006. The decrease in the effective rate is primarily due to the reenactment of the Work Opportunity Tax Credit in December 2006, which was not included in the quarterly 2006 tax rate.

Community Services

Community Services revenues for the quarter and six months ended June 30, 2007 increased by 20.3% and 17.9%, respectively, over the same periods in 2006. These increases were due primarily to acquisitions in 2006 and 2007. Operating margin decreased from 11.4% in the second quarter of 2006 to 9.9% in the same period in 2007 and from 11.4% to 10.7% for the six months ended June 30, 2007, over the comparable period in 2006. The decreased margin percentages were primarily due to incremental share-based compensation expense of $1.0 million in the quarter and $1.6 million in the six month period. Also, higher insurance related costs of $1.0 million and costs associated with the integration of our Kelly Home Care Services acquisition contributed to the lower 2007 margin.

Job Corps Training Services

Job Corps Training Services revenues increased 3.5% and 4.1%, respectively, for the quarter and six months ended June 30, 2007, over the same periods in 2006 due principally to contractual and spending increases. Operating margin decreased from 10.4% in the second quarter of 2006 to 9.9% in the same period in 2007 and from 10.6% to 9.8% for the six months ended June 30, 2007, over the comparable period in 2006. These decreases were primarily due to higher administration costs being allocated in 2007 versus 2006, which were included in corporate G&A in the prior year.

Employment Training Services

Employment Training Services revenues decreased 10.4%, or $5.8 million, in the second quarter of 2007 over the same period in 2006, and 13.0% or $14.3 million in the six months ended June 30, 2007 over the comparable period in 2006, due primarily to contract non-renewals and concessions in modifications to existing contracts, which were generally effective July 1, 2006. Operating margin increased from 8.0% in the second quarter of 2006 to 8.8% in the same period in 2007, due primarily to favorable adjustments of $0.8 million to the New York Back to Work contract, which were partially offset by revenue shortfalls and $0.1 million of increased share-based compensation expense. Operating margin decreased from 8.0% in the six months ended June 30, 2006 to 7.7% in the same period in 2007. This decrease was primarily related to the revenue shortfall and $0.2 million of share-based compensation expense allocations.

Other

Our Other segment reflects activity for operating schools and international job training and placement agencies. Revenues from the segment were flat for the quarter ended June 30, 2007 compared to the same period in 2006. Revenues increased 2.1% for the six months ended June 30, 2007 over the same period in 2006 due primarily to higher enrollments. Operating income increased $0.2 million, or 17.3% in the quarter ended June 30, 2007, versus the same period in 2006. Operating income decreased $0.3 million, or 18.3% in the six months ended June 30, 2007 versus the same period in 2006, due primarily to a $0.3 million goodwill impairment charge related to our charter schools. We also incurred higher costs commencing a contract in Haiti.

Corporate G&A Expenses

Corporate general and administrative expenses for the quarter ended June 30, 2007 were $15.1 million, or 4.2% of total revenues, compared to $13.8 million, or 4.3% of total revenues, for the same period in 2006. The increase in expenses for the second quarter of 2007 was primarily related to incremental share-based compensation expense of $1.3 million and corporate office relocation related expenses of $0.4 million, which were partially offset by lower legal costs. Expenses for the six months ended June 30, 2007 were $30.1 million, or 4.3% of total revenues, compared to $27.6 million, or 4.3% of total revenues, for the same period in 2006. The 2007 dollar increase resulted primarily from $1.8 million of incremental share-based compensation expense and $0.5 million of corporate office relocation related expenses.

Discontinued Operations

The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively.

Net loss from discontinued operations was $0.1 million in the second quarter of 2007 and $0.3 million for the six months ended June 30, 2007, compared to $0.3 million and $2.5 million for the same periods a year ago. The net loss from discontinued operations for the six months ended June 30, 2007 includes pretax operational losses of $0.6 million, offset by favorable adjustments of $0.2 million to our exit cost accrual, and by a tax benefit of $0.1 million.

The net loss from discontinued operations for the six months ended June 30, 2006, includes pretax operational losses of $1.9 million, a pretax charge of $1.6 million for an exit cost accrual, and $0.6 million impairment charge for impaired leaseholds and furniture, offset by a tax benefit of $1.6 million.

Financial Condition, Liquidity and Capital Resources

Total assets increased 5.8% in 2007 over balances at December 31, 2006. This increase was primarily due to growth from prior year and current year acquisitions. Goodwill and other intangible assets increased $27.1 million and $5.6 million, respectively, from December 31, 2006, as a result of the acquisitions completed during the first six months of 2007.

Cash and cash equivalents were $3.3 million at June 30, 2007, as compared to $5.5 million at December 31, 2006. Cash provided from operations for the six months ended June 30, 2007 was $35.4 million compared to $4.5 million for the six months ended June 30, 2006. The increase in 2007 from 2006 was primarily the result of the 2006 funding of the accounts receivable and other working capital requirements for the January 3, 2006 Workforce Services acquisition, as well as increases in net income and share-based compensation.

Net accounts receivable at June 30, 2007 increased to $204.8 million, compared to $197.7 million at December 31, 2006 due to the organic growth and acquisitions in the Community Services segment. Days revenue in net accounts receivable were 49 days at June 30, 2007 compared with 52 days at December 31, 2006. The decrease in the number of days is attributable to higher collections in our Employment Training Services and Community Services segments.

Capital expenditures were consistent with our historical experience, comprised principally of maintenance capital expenditures, with a less significant amount expended for strategic systems. We invested $11.2 million in the first six months of 2007 on purchases of property and equipment. We also used $30.3 million on acquisitions.

Our financing activities during the first six months included net borrowings on the revolver of $57.2 million, offset by payments of debt and capital lease obligations of $58.2 million. Stock option exercise activity resulted in $1.5 million in proceeds.

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

As of June 30, 2007, we had irrevocable standby letters of credit in the principal amount of $49.5 million issued primarily in connection with our insurance programs.

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

As of June 30, 2007, we had $93.3 million available under the revolver with an outstanding balance of $57.2 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of June 30, 2007, the weighted average interest rate was 6.73%. Letters of credit had a borrowing rate of 1.38% as of June 30, 2007. The commitment fee on the unused balance was 0.3%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt convenants as of June 30, 2007. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $57.2 million and $55.0 million as of June 30, 2007 and December 31, 2006, respectively. A 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on interest expense and cash flows.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A.                 Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K and our 2007 Quarterly Reports on Form 10-Q.

Our insurance coverage and self-insurance reserves may not cover future claims.

Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. Our professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2007, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. Our automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, we carry excess liability coverage with limits of $15 million, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with various deductibles and sub-limits depending on the type of loss. We offer various health insurance plans to full-time employees. One of these plans has a $150,000 deductible per claim funded by the company. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities	None
Issuer Repurchases of Securities	None

Item 4.                    Submission of Matters to a Vote of Security Holders

(a)                                  On June 22, 2007, ResCare held its regular annual meeting of shareholders in Louisville, Kentucky. The common and preferred shareholders present at the meeting, in person or by proxy, were entitled to cast 31,943,536 shares on a common-share equivalent basis, or 95.5% of the 33,435,275 votes that all eligible shareholders were entitled to cast.

(b)                                 At the annual meeting, the following two directors were elected to serve three-year terms:

NAME	VOTES FOR	VOTES WITHHELD

David Braddock	25,155,513	6,788,023
Ronald G. Geary	26,201,316	5,742,220

(c)                                  The Company’s shareholders also ratified the appointment of KPMG LLP as independent auditors for ResCare for the 2007 fiscal year.

Votes for	31,523,166
Votes against	417,261
Votes abstaining	3,109

Item 5.                    Other Information

From time to time executive officers and directors of ResCare may adopt non-discretionary, written trading plans that comply with SEC Rule 10b5-1, which provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time. The trading plans adopted by our executives must comply with our compensation and trading policies, and applicable laws and regulations. Consistent with ResCare’s philosophy of open communication with our shareholders, we post information about any trading plans of our executive officers and directors in effect from time to time on our corporate website.

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

RES-CARE, INC.
Registrant

Date:	August 7, 2007	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 7, 2007	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer