Form 10-Q
period 2007-09-30
RES CARE INC /KY/
filed 2007-11-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9901 Linn Station Road	40223-3808
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (502) 394-2100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒ ..

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2007, was 29,164,659.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.            Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,783	$5,541
Accounts receivable, net of allowance for doubtful accounts of $13,974 in 2007 and $11,327 in 2006	201,020	197,711
Deferred income taxes	16,589	15,110
Refundable income taxes	435	—
Non-trade receivables	10,490	6,517
Prepaid expenses and other current assets	10,800	11,412
Total current assets	249,117	236,291
Property and equipment, net	79,629	75,606
Goodwill	404,702	375,494
Other intangible assets, net	33,259	27,552
Other assets	14,240	14,288
	$780,947	$729,231
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$45,554	$42,983
Accrued expenses	93,728	78,618
Current portion of long-term debt	3,501	4,368
Current portion of obligations under capital leases	74	170
Accrued income taxes	—	232
Total current liabilities	142,857	126,371
Long-term liabilities	31,445	28,445
Long-term debt	190,782	205,616
Obligations under capital leases	803	273
Deferred gains	4,733	4,056
Deferred income taxes	16,839	12,832
Total liabilities	387,459	377,593
Commitments and contingencies

Minority interests	43	161
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2007 and 2006	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 29,156,709 shares in 2007 and 28,146,092 shares in 2006	50,395	50,210
Additional paid-in capital	84,953	75,773
Retained earnings	209,378	177,683
Accumulated other comprehensive income	2,110	1,202
Total shareholders’ equity	393,445	351,477
	$780,947	$729,231

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$364,598	$330,383	$1,066,116	$965,050
Facility and program expenses	326,838	295,106	956,595	861,187
Facility and program contribution	37,760	35,277	109,521	103,863

Corporate general and administrative expenses	15,035	13,857	45,137	41,435

Operating income	22,725	21,420	64,384	62,428

Interest expense, net	4,535	4,505	13,724	13,168
Income from continuing operations before income taxes	18,190	16,915	50,660	49,260
Income tax expense	6,667	6,186	18,567	18,965
Income from continuing operations	11,523	10,729	32,093	30,295
Loss from discontinued operations, net of tax	(136)	(110)	(398)	(2,589)
Net income	11,387	10,619	31,695	27,706

Net income attributable to preferred shareholders	1,637	1,572	4,571	4,127
Net income attributable to common shareholders	$9,750	$9,047	$27,124	$23,579

Basic earnings (loss) per common share:
From continuing operations	$0.34	$0.33	$0.97	$0.94
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.08)
Basic earnings per common share	$0.34	$0.33	$0.96	$0.86

Diluted earnings (loss) per common share:
From continuing operations	$0.34	$0.32	$0.96	$0.92
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.08)
Diluted earnings per common share	$0.34	$0.32	$0.95	$0.84

Weighted average number of common shares:
Basic	28,337	27,689	28,185	27,481
Diluted	28,648	28,122	28,538	28,108

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income	$31,695	$27,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,654	12,643
Impairment charge	332	1,110
Amortization of discount and deferred debt issuance costs on notes	806	736
Share-based compensation	5,361	1,371
Deferred income tax expense	2,528	1,460
Excess tax benefit from share-based compensation	(1,724)	(2,627)
Provision for losses on accounts receivable	4,581	4,319
Loss on sale of assets	110	233
Changes in operating assets and liabilities	8,632	(24,283)
Cash provided by operating activities	66,975	22,668

Cash flows from investing activities:
Purchases of property and equipment	(16,220)	(11,746)
Acquisitions of businesses	(33,444)	(108,430)
Proceeds from sale of assets	534	13
Proceeds from sales and maturities of short-term investments	—	66,850
Purchases of short-term investments	—	(39,200)
Cash used in investing activities	(49,130)	(92,513)

Cash flows from financing activities:
Long-term debt repayments	(58,966)	(3,550)
Borrowings of long-term debt	40,000	40,000
Short-term borrowings — three months or less, net	—	19,500
Payments on obligations under capital lease, net	(174)	(891)
Proceeds from sale and leaseback transactions	1,669	2,651
Debt issuance costs	—	(468)
Excess tax benefit from share-based compensation	1,724	2,627
Proceeds received from exercise of stock options	2,144	6,734
Cash (used in) provided by financing activities	(13,603)	66,603

Increase (decrease) in cash and cash equivalents	4,242	(3,242)

Cash and cash equivalents at beginning of period	5,541	9,894

Cash and cash equivalents at end of period	$9,783	$6,652

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

Note 3.                   Acquisitions

                We completed nine acquisitions during the first nine months of 2007. Aggregate consideration for these acquisitions was approximately $36.7 million, including $3.3 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $92 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows (in thousands):

Property and equipment	$1,088
Other intangibles	7,130
Liabilities assumed	(298)
Goodwill	28,790
Aggregate purchase price	$36,710

                The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2007. The other intangible assets consist primarily of customer relationships and will be amortized over 10 years.

Note 4.                   Income Taxes

                The effective tax rate was 36.7% for the three and nine months ended September 30, 2007 and 36.6% for the three months ended and 38.5% for the nine months ended September 30, 2006. The difference in the effective tax rates was primarily due to the impact of jobs tax credits and the reversal of certain income tax reserves upon the expiration of the applicable statute of limitations during the third quarter of 2006. The jobs tax credit programs expired on January 1, 2006 and were retroactively renewed during December 2006. Accordingly, income tax expense for 2006 did not reflect the full benefits of the jobs tax credits until the program was reinstated in December 2006.

                In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (FIN 48) which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for ResCare as of January 1, 2007.

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

                The adoption of FIN 48 did not have a significant impact on our consolidated financial position, results of operations or cash flows. As of January 1, 2007, we have provided a liability of $0.5 million for unrecognized tax benefits related to various state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $0.2 million. Interest and penalties were not significant at the adoption date or for the nine months ended September 30, 2007. There has been no change in the reserve for uncertain tax positions in the nine months ended September 30, 2007 and we do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Note 5.                   Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)

Net income	$11,387	$10,619	$31,695	$27,706
Foreign currency translation adjustments arising during the period	381	1	908	356
Comprehensive income	$11,768	$10,620	$32,603	$28,062

Note 6.                   Debt

                Long-term debt and obligations under capital leases consist of the following:

	September 30 2007	December 31 2006
	(In thousands)
7.75% senior notes due 2013, net of discount of approximately $0.8 million in 2007 and $0.9 million in 2006	$149,169	$149,065
Senior secured credit facility	40,000	55,000
Obligations under capital leases	877	443
Notes payable and other	5,114	5,919
	195,160	210,427
Less current portion	3,575	4,538
	$191,585	$205,889

Note 7.                   Earnings Per Share

                The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands, except per share data )

Income from continuing operations	$11,523	$10,729	$32,093	$30,295
Attributable to preferred shareholders	1,657	1,588	4,629	4,513
Attributable to common shareholders	$9,866	$9,141	$27,464	$25,782
Loss from discontinued operations, net of tax	$(136)	$(110)	$(398)	$(2,589)
Attributable to preferred shareholders	(20)	(16)	(58)	(386)
Attributable to common shareholders	$(116)	$(94)	$(340)	$(2,203)
Net income	$11,387	$10,619	$31,695	$27,706
Attributable to preferred shareholders	1,637	1,572	4,571	4,127
Attributable to common shareholders	$9,750	$9,047	$27,124	$23,579
Weighted average number of common shares used in basic earnings per common share	28,337	27,689	28,185	27,481
Effect of dilutive securities:
Stock options	246	409	263	548
Restricted stock	65	24	90	79
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,648	28,122	28,538	28,108
Basic earnings (loss) per common share:
From continuing operations	$0.34	$0.33	$0.97	$0.94
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.08)
Basic earnings per common share	$0.34	$0.33	$0.96	$0.86
Diluted earnings (loss) per common share:
From continuing operations	$0.34	$0.32	$0.96	$0.92
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.08)
Diluted earnings per common share	$0.34	$0.32	$0.95	$0.84

        There were no average shares excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006.

Note 8.                   Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended September 30:	Services	Services	Services	Other (1)	Totals
	(In thousands)
2007
Revenues (2)	$270,354	$40,074	$50,904	$3,266	$364,598
Operating income (2)	28,355	3,891	6,001	(15,522)	22,725
Total assets	538,580	31,833	136,321	74,213	780,947
Capital expenditures	2,468	—	296	2,296	5,060
Depreciation and amortization (2)	2,586	—	492	2,026	5,104

2006
Revenues (2)	$238,618	$39,404	$48,344	$4,017	$330,383
Operating income (2)	28,017	4,350	3,393	(14,340)	21,420
Total assets (3)	494,003	31,706	135,540	62,330	723,579
Capital expenditures	2,068	—	125	1,524	3,717
Depreciation and amortization (2)	2,235	—	502	1,603	4,340

Nine months ended September 30:

2007
Revenues (2)	$781,856	$122,626	$147,087	$14,547	$1,066,116
Operating income (2)	83,094	12,001	13,436	(44,147)	64,384
Capital expenditures	7,285	—	807	8,128	16,220
Depreciation and amortization (2)	7,391	—	1,494	5,745	14,630

2006
Revenues (2)	$672,406	$118,733	$158,848	$15,063	$965,050
Operating income (2)	77,552	12,732	12,254	(40,110)	62,428
Capital expenditures	5,554	—	307	5,885	11,746
Depreciation and amortization (2)	6,546	—	1,347	4,568	12,461

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

Note 9.           Share-Based Compensation

                A summary of changes to outstanding shares during the nine months ended September 30, 2007 follows:

		Restricted Stock
	Options	Performance- Based	Service-Based
Outstanding at December 31, 2006	861,940	465,691	155,193
Grants	—	—	472,325
Exercised/issued	(273,440)	(60,000)	(114,024)
Forfeited/cancelled	(4,500)	(11,950)	(31,300)
Outstanding at September 30, 2007	584,000	393,741	482,194

                Total share-based compensation expense by type of award was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Stock options	$16	$158	$49	$476
Restricted stock, service-based	683	155	2,940	435
Restricted stock, performance-based	290	368	2,372	460
Total share-based compensation expense	989	681	5,361	1,371
Tax effect	385	205	2,086	356
Share-based compensation expense, net of tax	$604	$476	$3,275	$1,015

                Total share-based compensation expense by operating segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Community Services	$420	$—	$2,044	$—
Job Corps Training Services	12	—	74	—
Employment Training Services	102	—	293	—
All Other	455	681	2,950	1,371
Total	$989	$681	$5,361	$1,371

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

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also seeks attorneys fees and punitive damages against RCCA Services. Settlement discussions have been unsuccessful. We have filed a Motion to Disqualify the Judge which has not yet been assigned to a neutral court for a determination. Therefore, a scheduled November trial date has been postponed. We have made provisions in our condensed consolidated financial statements for the final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

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

                In connection with the withdrawals, we recorded exit cost charges for the District and New Mexico during the year ended December 31, 2006. The following table describes the 2007 activity for the exit liability, comprised only of lease terminations, as of September 30, 2007:

	Beginning Balance at January 1, 2007	Accruals/ (Reversals)	Payments	Ending Balance at September 30, 2007
	(In thousands)
Lease terminations	$2,603	$(94)	$(1,976)	$533

                Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Revenues	$(16)	$5,875	$13	$21,616
Facility and program expenses	91	5,982	735	23,608
Facility and program loss	(107)	(107)	(722)	(1,992)
Exit costs and impairment (charges) reversals	(107)	—	94	(2,217)
Loss from discontinued operations, before income taxes	(214)	(107)	(628)	(4,209)
Income tax benefit (expense)	78	(3)	230	1,620
Loss from discontinued operations, net of tax	$(136)	$(110)	$(398)	$(2,589)

Included in the nine months ended September 30, 2007 were reversals of previous exit cost charges due to favorable settlements.

Included in the nine months ended September 30, 2006 was an exit cost charge of $1.6 million for the District. An additional charge of $0.6 million was recorded for impaired assets, which were principally leaseholds and furniture.

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

Note 13.         Goodwill

A summary of changes to goodwill during the nine months ended September 30, 2007 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other	Total
	(In thousands)
Balance at December 31, 2006	$302,587	$7,589	$60,457	$4,861	$375,494
Goodwill added through acquisitions	28,790	—	—	—	28,790
Goodwill impairment charge	—	—	—	(332)	(332)
Adjustments to previously recorded goodwill	750	—	—	—	750
Balance at September 30, 2007	$332,127	$7,589	$60,457	$4,529	$404,702

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,195	$486	$2,102	$—	$9,783
Accounts receivable, net	38,604	161,655	761	—	201,020
Deferred income taxes	16,589	—	—	—	16,589
Refundable income taxes	159	353	(77)	—	435
Non-trade receivables	1,613	8,874	3	—	10,490
Prepaid expenses and other current assets	5,454	5,303	43	—	10,800
Total current assets	69,614	176,671	2,832	—	249,117

Property and equipment, net	34,117	45,458	54	—	79,629
Goodwill	83,163	316,196	5,343	—	404,702
Other intangible assets, net	7,002	26,257	—	—	33,259
Investment in subsidiaries	533,178	—	—	(533,178)	—
Other assets	9,404	4,836	—	—	14,240
	$736,478	$569,418	$8,229	$(533,178)	$780,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$28,688	$16,804	$62	$—	$45,554
Accrued expenses	48,538	45,077	113	—	93,728
Current portion of long-term debt	299	3,202	—	—	3,501
Current portion of obligations under capital leases	13	61	—	—	74
Total current liabilities	77,538	65,144	175	—	142,857

Intercompany	27,974	(27,963)	(11)	—	—
Long-term liabilities	29,774	1,671	—	—	31,445
Long-term debt	189,168	1,614	—	—	190,782
Obligations under capital leases	37	766	—	—	803
Deferred gains	1,698	3,035	—	—	4,733
Deferred income taxes	16,844	—	(5)	—	16,839
Total liabilities	343,033	44,267	159	—	387,459

Minority interests	—	43	—	—	43
Total shareholders’ equity	393,445	525,108	8,070	(533,178)	393,445
	$736,478	$569,418	$8,229	$(533,178)	$780,947

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$72,500	$290,986	$1,112	$—	$364,598

Operating expenses	76,078	264,810	985	—	341,873
Operating income (loss)	(3,578)	26,176	127	—	22,725

Other (income) expenses:
Interest, net	(737)	5,196	76	—	4,535
Equity in earnings of subsidiaries	(13,187)	—	—	13,187	—
Total other expenses	(13,924)	5,196	76	13,187	4,535

Income from continuing operations, before income taxes	10,346	20,980	51	(13,187)	18,190
Income tax (benefit) expense	(1,041)	7,689	19	—	6,667
Income from continuing operations	11,387	13,291	32	(13,187)	11,523
Loss from discontinued operations, net of tax	—	(136)	—	—	(136)

Net income	$11,387	$13,155	$32	$(13,187)	$11,387

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$216,908	$846,359	$2,849	$—	$1,066,116

Operating expenses	223,092	776,190	2,450	—	1,001,732
Operating (loss) income	(6,184)	70,169	399	—	64,384

Other (income) expenses:
Interest, net	3,483	10,100	141	—	13,724
Equity in earnings of subsidiaries	(37,819)	—	—	37,819	—
Total other expenses	(34,336)	10,100	141	37,819	13,724

Income from continuing operations, before income taxes	28,152	60,069	258	(37,819)	50,660
Income tax (benefit) expense	(3,543)	22,015	95	—	18,567
Income from continuing operations	31,695	38,054	163	(37,819)	32,093
Loss from discontinued operations, net of tax	—	(398)	—	—	(398)

Net income	$31,695	$37,656	$163	$(37,819)	$31,695

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$61,143	$271,660	$(2,420)	$—	$330,383

Operating expenses	55,714	256,240	(2,991)	—	308,963

Operating income	5,429	15,420	571	—	21,420

Other (income) expenses:
Interest, net	2,205	2,304	(4)	—	4,505
Equity in earnings of subsidiaries	(8,639)	—	—	8,639	—
Total other expenses	(6,434)	2,304	(4)	8,639	4,505

Income from continuing operations, before income taxes	11,863	13,116	575	(8,639)	16,915
Income tax expense	1,244	4,721	221	—	6,186
Income from continuing operations	10,619	8,395	354	(8,639)	10,729
Loss from discontinued operations, net of tax	—	(110)	—	—	(110)

Net income	$10,619	$8,285	$354	$(8,639)	$10,619

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$195,154	$765,513	$4,383	$—	$965,050

Operating expenses	185,700	713,258	3,664	—	902,622

Operating income	9,454	52,255	719	—	62,428

Other (income) expenses:
Interest, net	6,438	6,635	95	—	13,168
Equity in earnings of subsidiaries	(25,852)	—	—	25,852	—
Total other expenses	(19,414)	6,635	95	25,852	13,168

Income from continuing operations, before income taxes	28,868	45,620	624	(25,852)	49,260
Income tax expense	1,162	17,563	240	—	18,965
Income from continuing operations	27,706	28,057	384	(25,852)	30,295
Loss from discontinued operations, net of tax	—	(2,589)	—	—	(2,589)

Net income	$27,706	$25,468	$384	$(25,852)	$27,706

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$31,695	$37,656	$163	$(37,819)	$31,695
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,908	7,729	17	—	14,654
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	806	—	—	—	806
Share-based compensation	5,361	—	—	—	5,361
Deferred income tax expense	2,529	—	(1)	—	2,528
Excess tax benefit from share-based compensation	(1,724)	—	—	—	(1,724)
Provision for losses on accounts receivable	—	4,581	—	—	4,581
Loss on sale of assets	—	110	—	—	110
Equity in earnings of subsidiaries	(37,819)	—	—	37,819	—
Changes in operating assets and liabilities	98,510	(87,198)	(2,680)	—	8,632
Cash provided by (used in) operating activities	106,266	(36,790)	(2,501)	—	66,975
Investing activities:
Purchases of property and equipment	(8,364)	(7,846)	(10)	—	(16,220)
Acquisitions of businesses	—	(33,444)	—	—	(33,444)
Proceeds from sale of assets	—	534	—	—	534
Cash used in investing activities	(8,364)	(40,756)	(10)	—	(49,130)
Financing activities:
Long-term debt repayments	(55,918)	(3,048)	—	—	(58,966)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings — three months or less, net	—	—	—	—	—
Payments on obligations under capital leases	—	(174)	—	—	(174)
Proceeds from sale and leaseback transactions	—	1,669	—	—	1,669
Net payments relating to intercompany financing	(80,853)	79,559	1,294	—	—
Excess tax benefit from share-based compensation	1,724	—	—	—	1,724
Proceeds received from exercise of stock options	2,144	—	—	—	2,144
Cash (used in) provided by financing activities	(92,903)	78,006	1,294	—	(13,603)
Increase (decrease) in cash and cash equivalents	4,999	460	(1,217)	—	4,242
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$7,195	$486	$2,102	$—	$9,783

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$27,706	$25,468	$392	$(25,860)	$27,706
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	5,352	7,269	22	—	12,643
Impairment charges	—	1,110	—	—	1,110
Amortization of discount and deferred debt issuance costs on notes	736	—	—	—	736
Share-based compensation	1,371	—	—	—	1,371
Deferred income taxes	1,460	—	—	—	1,460
Excess tax benefits from share-based compensation	(2,627)	—	—	—	(2,627)
Provision for losses on accounts receivable	—	4,319	—	—	4,319
Loss on sale of assets	—	233	—	—	233
Equity in earnings of subsidiaries	(25,860)	—	—	25,860	—
Changes in operating assets and liabilities	(46,895)	22,917	(305)	—	(24,283)
Cash (used in) provided by operating activities	(38,757)	61,316	109	—	22,668
Investing activities:
Purchases of property and equipment	(6,584)	(5,528)	366	—	(11,746)
Acquisitions of businesses	—	(108,430)	—	—	(108,430)
Proceeds from sale of assets	—	13	—	—	13
Proceeds from sales and maturities of short-term investments	66,850	—	—	—	66,850
Purchases of short-term investments	(39,200)	—	—	—	(39,200)
Cash provided by (used in) investing activities	21,066	(113,945)	366	—	(92,513)
Financing activities:
Repayments of long-term debt and capital leases	(78)	(3,079)	(393)	—	(3,550)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings — three months or less, net	19,500	—	—	—	19,500
Payments on obligations under capital lease, net	—	(891)	—	—	(891)
Proceeds from sale and leaseback transactions	—	2,651	—	—	2,651
Debt issuance costs	(468)	—	—	—	(468)
Excess tax benefit from share-based compensation	2,627	—	—	—	2,627
Net payments relating to intercompany financing	(54,303)	53,514	789	—	—
Proceeds received from exercise of stock options	6,734	—	—	—	6,734
Cash provided by financing activities	14,012	52,195	396	—	66,603
(Decrease) increase in cash and cash equivalents	(3,679)	(434)	871	—	(3,242)
Cash and cash equivalents at beginning of period	5,192	1,927	2,775	—	9,894
Cash and cash equivalents at end of period	$1,513	$1,493	$3,646	$—	$6,652

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

Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators. Private operators are generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services on an as-needed or hourly basis reimbursed by unit-of-service.

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

Also in the Community Services segment, ResCare has a growing business through ResCare HomeCare, which offers personalized services to seniors and individuals of all ages, physical conditions and cognitive abilities recovering from illness, injury, surgery, living with a chronic disability or dealing with the natural process of aging. We provide professional nursing, personal care and support, homemaking, respite and other services in the home, the hospital or long-term care facilities to augment the institutional care. Pay can be through insurance, contracts with hospitals, long-term care facilities or private pay from individuals and their families receiving the care.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2006 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2007, there were no material changes in the accounting policies and assumptions.

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Dollars in thousands)
Revenues:
Community Services (1)	$270,354	$238,618	$781,856	$672,406
Job Corps Training Services	40,074	39,404	122,626	118,733
Employment Training Services	50,904	48,344	147,087	158,848
Other	3,266	4,017	14,547	15,063
Consolidated	$364,598	$330,383	$1,066,116	$965,050

Operating income (loss):
Community Services (1)	$28,355	$28,017	$83,094	$77,552
Job Corps Training Services	3,891	4,350	12,001	12,732
Employment Training Services	6,001	3,393	13,436	12,254
Other (2)	(487)	(483)	990	1,325
Total Operating Expenses (3)	(15,035)	(13,857)	(45,137)	(41,435)
Consolidated	$22,725	$21,420	$64,384	$62,428

Operating margin:
Community Services (1)	10.5%	11.7%	10.6%	11.5%
Job Corps Training Services	9.7%	11.0%	9.8%	10.7%
Employment Training Services	11.8%	7.0%	9.1%	7.7%
Other (2)	(14.9%)	(12.0%)	6.8%	8.8%
Total Operating Expenses	(4.1%)	(4.2%)	(4.2%)	(4.3%)
Consolidated	6.2%	6.5%	6.0%	6.5%

(1)	Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.

(2)	Nine months ended September 30, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools reporting unit.

(3)	Represents corporate general and administrative expenses, other operating (income) and expenses.

Consolidated

Consolidated revenues for the quarter ended September 30, 2007 increased 10.4% over the 2006 quarter. This increase was primarily related to acquisitions and organic growth in the Community Services segment, as well as new contracts in the Employment Training Services segment. Consolidated revenues for the nine months ended September 30, 2007 increased 10.5% over the same period in 2006. The increase is primarily related to acquisitions and organic growth in the Community Services segment, which were partially offset by 2006 Employment Training Services contract non-renewals and unfavorable modifications to existing contracts, generally effective July 1, 2006. Revenues are more fully described in the segment discussions.

Consolidated operating income for the quarter ended September 30, 2007 increased 6.1% over the same period in 2006, primarily due to revenue increases. Operating margin decreased to 6.2% for the 2007 quarter compared to 6.5% for the 2006 quarter. The decrease in operating margin was primarily attributed to higher share-based compensation and insurance related costs and low margins on the ramp up and integration of our Kelly Home Care Services acquisition in March 2007.

Consolidated operating income for the nine months ended September 30, 2007 increased 3.1% over the same period in 2006, while operating margin decreased to 6.0% for the 2007 nine month period compared to 6.5% for the nine months of 2006. The margin decrease was primarily attributed to incremental share-based compensation expense of $4.0 million, higher insurance-related costs of $1.1 million, a $0.3 million goodwill impairment charge in the quarter ended March 31, 2007 related to our charter schools, and the lower overall margins associated with our Kelly Home Care Services acquisition. Included in consolidated operating income are total operating expenses, which represent corporate general and administrative expenses, other operating income and expenses. As a percentage of total revenue, the expenses were 4.1% and 4.2% in the quarter and nine months ended September 30, 2007, respectively, and 4.2% and 4.3% for the same periods in 2006.

Net interest expense was $4.5 million for the quarters ended September 30, 2007 and 2006. Net interest expense increased $0.6 million for the nine months ended September 30, 2007, compared to the same period in 2006. The increase for the nine month period in 2007 was primarily attributable to increased average borrowing levels due to acquisitions.

Our effective income tax rate for the quarter and nine months ended September 30, 2007 is 36.7%, as compared to 36.6% and 38.5% for the quarter and nine months ended September 30, 2006, respectively. The 2006 effective rates were primarily higher due to the reenactment of the Work Opportunity Tax Credit in December 2006, which was not included in the quarterly or nine month 2006 tax rates. The 2006 effective tax rates were partially reduced for the reversal of certain income tax reserves upon the expiration of the applicable statute of limitations for certain tax filing positions, which was recorded in the third quarter of 2006.

Community Services

Community Services revenues for the quarter and nine months ended September 30, 2007 increased by 13.3% and 16.3%, respectively, over the same periods in 2006. These increases were due primarily to acquisitions in 2006 and 2007. Operating margin decreased from 11.7% in the third quarter of 2006 to 10.5% in the same period in 2007 and from 11.5% to 10.6% for the nine months ended September 30, 2007, over the comparable period in 2006. The decreased margin percentages were primarily due to incremental share-based compensation expense of $0.4 million in the quarter and $2.0 million in the nine month period. Also, higher insurance related costs of $2.3 million in the quarter and $4.6 million in the nine month period, as well as the lower overall margins associated with our Kelly Home Care Services acquisition and pharmacy business contributed to the lower 2007 margin.

Job Corps Training Services

Job Corps Training Services revenues increased 1.7% and 3.3%, respectively, for the quarter and nine months ended September 30, 2007, over the same periods in 2006 due principally to contractual and spending increases. Operating margin decreased from 11.0% in the third quarter of 2006 to 9.7% in the same period in 2007 and from 10.7% to 9.8% for the nine months ended September 30, 2007, over the comparable period in 2006. These decreases were primarily due to higher administration costs being allocated in 2007 versus 2006, which were included in corporate general and administrative expenses in the prior year.

Employment Training Services

Employment Training Services revenues increased 5.3% in the quarter ended September 30, 2007 over the same period in 2006, due primarily to new 2007 contracts in Arizona and Indiana, coupled with 2006 contract non-renewals and concessions in modifications to existing contracts, which were generally effective July 1, 2006. Revenues for the nine months ended September 30, 2007 decreased 7.4% from the same period in 2006 due primarily to the higher 2006 revenues prior to the effective dates of contract non-renewals and concessions in modifications to existing contracts. Operating margin increased from 7.0% in the third quarter of 2006 to 11.8% in the same period in 2007, due primarily to performance incentives on certain projects, as well as lower than expected start-up costs for certain contracts. Operating margin increased from 7.7% in the nine months ended September 20, 2006 to 9.1% in the same period in 2007. This increase was primarily related to the factors noted above for the quarter ended September 30, 2007, partially offset by increased share-based compensation expense.

Other

Our Other segment reflects activity for operating schools and international job training and placement agencies. Revenues from the segment decreased 18.7% and 3.4% for the quarter and nine months ended September 30, 2007 compared to the same periods in 2006, due primarily to a lost contract in Florida, which was effective July 1, 2007. Operating income was flat for the quarter ended September 30, 2007, versus the same period in 2006. Operating income decreased $0.3 million, or 25.3% in the nine months ended September 30, 2007 versus the same period in 2006, due primarily to a $0.3 million goodwill impairment charge related to our charter schools, which was recorded in March 2007.

Corporate General and Administrative Expenses

Corporate general and administrative expenses for the quarter ended September 30, 2007 were $15.0 million, or 4.1% of total revenues, compared to $13.9 million, or 4.2% of total revenues, for the same period in 2006. The increase in expenses for the third quarter of 2007 was primarily related to corporate office relocation expenses of $0.5 million and higher compensation accruals. Expenses for the nine months ended September 30, 2007 were $45.1 million, or 4.2% of total revenues, compared to $41.4 million, or 4.3% of total revenues, for the same period in 2006. The 2007 dollar increase resulted primarily from $1.6 million of incremental share-based compensation expense, $1.0 million of corporate office relocation expenses, as well as higher compensation related accruals.

Discontinued Operations

The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively.

Net loss from discontinued operations was $0.1 million in the third quarter of 2007 and $0.4 million for the nine months ended September 30, 2007, compared to $0.1 million and $2.6 million for the same periods a year ago. The net loss from discontinued operations for the nine months ended September 30, 2007 includes pretax operational losses of $0.7 million, offset by favorable adjustments of $0.1 million to our exit cost accrual, and a tax benefit of $0.2 million.

The net loss from discontinued operations for the nine months ended September 30, 2006, includes pretax operational losses of $2.0 million, a pretax charge of $1.6 million for an exit cost accrual, and $0.6 million impairment charge for impaired leaseholds and furniture, offset by a tax benefit of $1.6 million.

Financial Condition, Liquidity and Capital Resources

Total assets increased 7.1% in 2007 over balances at December 31, 2006. This increase was primarily due to growth from prior year and current year acquisitions. Goodwill and other intangible assets increased $29.2 million and $5.7 million, respectively, from December 31, 2006, as a result of the acquisitions completed during the first nine months of 2007.

Cash and cash equivalents were $9.8 million at September 30, 2007, as compared to $5.5 million at December 31, 2006. Cash provided from operations for the nine months ended September 30, 2007 was $67.0 million compared to $22.7 million for the nine months ended September 30, 2006. The increase in 2007 from 2006 was primarily the result of the 2006 funding of the accounts receivable and other working capital requirements for the January 3, 2006 Workforce Services acquisition, as well as increases in net income, depreciation and share-based compensation.

Net accounts receivable at September 30, 2007 increased to $201.0 million, compared to $197.7 million at December 31, 2006 due to the organic growth and acquisitions in the Community Services segment. Days revenue in net accounts receivable were 49.5 days at September 30, 2007 compared with 51.9 days at December 31, 2006. The decrease in the number of days is attributable to higher collections in our Employment Training Services and Community Services segments.

Capital expenditures were higher than our historical experience due primarily to increased leasehold improvements related to the relocation of our corporate office. We invested $16.2 million in the first nine months of 2007 on purchases of property and equipment compared to $11.7 million in the same period in 2006. We also used $33.4 million on acquisitions.

Our financing activities during the first nine months of 2007 included net payments on the revolver of $15.0 million, as well as net payments of debt and capital lease obligations of $0.4 million. This compares to net borrowings on the revolver in the same period for 2006 of $59.5 million, primarily due to the Workforce Services acquisition. Stock option exercise activity resulted in $2.1 million in proceeds for the 2007 period versus $6.7 million in 2006.

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

As of September 30, 2007, we had irrevocable standby letters of credit in the principal amount of $55.8 million issued primarily in connection with our insurance programs.

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

As of September 30, 2007, we had $104.2 million available under the revolver with an outstanding balance of $40.0 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of September 30, 2007, the weighted average interest rate was 7.14%. Letters of credit had a borrowing rate of 1.38% as of September 30, 2007. The commitment fee on the unused balance was 0.3%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of September 30, 2007. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources are approximately 62% through Medicaid reimbursement, 12% from the DOL and 26% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2007.

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

                While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $40.0 million and $55.0 million as of September 30, 2007 and December 31, 2006, respectively. A 100 basis point movement in the interest rate would result in an approximate $0.4 million annualized effect on interest expense and cash flows.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

RES-CARE, INC.
Registrant

Date:	November 6, 2007	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 6, 2007	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer