Form 10-K
period 2007-12-31
RES CARE INC /KY/
filed 2008-03-12
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9901 Linn Station Road Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ Global Select Market on June 30, 2007, was approximately $596,182,078. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and their affiliates have been deemed affiliates of the registrant. As of February 20, 2008, there were 29,179,143 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

Preliminary Note Regarding Forward-Looking Statements

All references in this Annual Report on Form 10-K to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “targeted”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

General

Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to youth with special needs, to adults who are experiencing barriers to employment and to older people who need home care assistance. All references in this Annual Report on Form 10-K to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

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

At December 31, 2007, we provided services to persons with special needs in 37 states, Washington, D.C., Puerto Rico and in a growing number of international locations.

Description of Services by Segment

As of December 31, 2007, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Note 10 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 10 is incorporated herein by reference and should be read in conjunction with this section.

                                                Community Services

                                                We are the nation’s largest private provider of services for individuals with intellectual, cognitive or other developmental disabilities, and we also provide periodic in-home care services to the elderly. At December 31, 2007, we served approximately 31,000 individuals in 32 states. Our programs for people with developmental disabilities, administered in both residential and non-residential settings, are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of our different services including social, functional and vocational skills training, supported employment and emotional and psychological counseling. Individuals are supported by an interdisciplinary team consisting of our employees and professional contractors, such as qualified mental retardation professionals (QMRPs), support/service coordinators, physicians, psychologists, therapists, social workers and other direct support professionals.

                                                For our individuals with developmental disabilities, we offer an alternative to large, state-run institutional settings by providing high quality, and individually focused programs on a more cost efficient basis than traditional state-run programs. For seniors, we provide support services so they can continue to live safely in their homes and remain active in their community.

Our community services are provided in a variety of different environments including:

•                  Periodic In-Home Services. These programs offer periodic and customized support for individuals and primary caregivers to assist and provide respite care. Our services enable select individuals with developmental and intellectual disabilities (DD/ID) to return home and receive care away from large, state-run institutions. This is often an alternative that states offer to assist the caregivers of individuals with DD/ID who are on a waiting list for long-term care placement. Our services also enable elderly individuals who need assistance to be served in the comfort of their own homes. For both individuals with DD/ID and the elderly, service is provided on an hourly basis and is coordinated in response to the individual’s identified needs and may include personal care, habilitation, respite care, attendant care and housekeeping.

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

•                  Large Residential Facilities. Our fifteen large residential facilities each provide around-the-clock support to ten or more individuals. In these facilities, we strive to create a home-like atmosphere that emphasizes individuality and choice.

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

•                  Rest Assured. ResCare has a partnership with the non-profit Wabash Center and Purdue University in Indiana that provides remote “telecare” services to people with DD/ID or seniors in their homes. Rest Assured is an Internet link between care giver and client giving the clients more independence and providing a more cost effective method of providing care either 24 hours a day (seven days a week) or by the hour.

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

Many individuals with developmental and other disabilities require behavioral intervention services. We provide these services through psychiatrists, psychologists and behavioral specialists, most of whom serve as consultants on a contract basis. All operations utilize a non-

aversive approach to behavior support which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Whenever possible, the interdisciplinary team and direct support staff employ behavior support techniques rather than psychotropic medications to modify behavior, the goal being to minimize the use of medications whenever possible. When indicated, medications are administered in strict compliance with all applicable regulations.

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

In an effort to provide exceptional pharmacy services to the people we support, ResCare entered into an agreement with Pharmapro, Inc. in late 2005 whereby we hold a 67.5% ownership interest in Pharmacy Alternatives, LLC (PAL). PAL is a non-retail pharmacy providing medications and pharmaceutical supplies to ResCare operations and other service providers. The pharmacy opened its doors in early 2006 and is one of the only pharmacies in the nation to specialize in serving persons with developmental disabilities. Pharmacy services are currently available in Kentucky, Indiana, North Carolina, Ohio, Texas, Virginia and West Virginia.

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

                We operate seventeen Job Corps centers in nine states and Puerto Rico. We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for three Job Corps centers not operated by us. Our centers currently operate at approximately 98% capacity due to high demand, however, only approximately 1% of the eligible population in the United States is served by some type of Job Corps program due to funding constraints. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and complement their vocational training. High school equivalency classes are available to obtain General Educational Development (GED) certificates. We provide these services in campus-style settings utilizing housing and classroom facilities owned and managed by the DOL. Upon completion of the program, each student is referred to the nearest job placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 84% of the students completing our programs have obtained jobs or continue their education elsewhere.

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

                Employment Training Services

                We operate job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We currently operate 240 career centers in sixteen states and Washington, D.C. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any youth or adult. The services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers.

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

                                                Other

                                                A portion of our business is dedicated to operating alternative education programs and charter schools and international job training and placement agencies. Together these represent less than 1.4% of our total revenues, as of December 31, 2007. We are looking for opportunities to expand our international business. Two acquisitions were made in late 2007 in the job training and placement services, but we would also consider opportunities in services to people with developmental disabilities and the elderly.

Operations

                                                Community Services

                                                Community Services operations are organized under geographic regions. In general, each cluster of group homes, service sites, supported living program or larger facility is overseen by an executive director or branch manager. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs and case managers work with direct support professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

                                                Our direct support professionals have the most frequent contact with the individuals we serve and generally are recruited from the community in which the facility or program is located. These staff members are screened to meet certain qualification requirements and receive orientation, training and continuing education.

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

                                                An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. The DOL ranks centers on a 100-point scale. We review performance standards reports and act upon them as appropriate to address areas where improvement is needed. As of December 31, 2007, we were the highest rated large contractor (4 or more centers) of Job Corps centers under these measures.

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

                                                Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources, through local option. The U.S. Office of Management and Budget has a standard set of “Common Measures” that are applied to all human and social services programs operated by six federal agencies — including the Departments of Labor and Health & Human Services, from which the bulk of our funding originates. The common measures for adults are: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness — measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant. Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.

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

Management Contracts. Private operators, generally not-for-profit providers who contract with state agencies, typically contract us to manage the day-to-day operations of facilities or programs under management contracts. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Most management contracts cover groups of two to sixteen facilities except in West Virginia, in which contracts cover individual homes. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts provide for working capital advances to the provider of record, subject to the contractual arrangement. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated.

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

As of February 15, 2008, we operated seventeen Job Corps centers under fourteen separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, three of which expire in 2008, five in 2009, four in 2010 and two in 2011. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

                                               We also provide, under separate contracts with the Department of Interior or the primary operator, certain administrative, counseling, educational, vocational and other support services for several Job Corps centers not operated by us.

                                                Employment Training Services Contracts. Contracts for the Employment Training Services operations are awarded through a bid process. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contract amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services. The contracts vary in duration, currently from three to 36 months.

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

With the recent branding of ResCare HomeCare, we have initiated a consumer marketing plan that includes the creation of a marketing department, the design and implementation of new web sites and a partnership with a national advertising agency to ensure growth in our home care services to seniors and as part of our plan to diversify our funding sources.

Referral Sources

                                               We receive substantially all of our DD/ID clients from third party referrals. Generally, family members of individuals with DD/ID are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. Other service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.

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

Customers

                                               We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2007, we derived 11.4% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

Seasonality

                                               In general, our business does not experience significant fluctuations from seasonality. Revenues and operating results attributable to employment training service contacts can fluctuate depending on the timing of contract renewal, start-up costs associated with new contracts and the achievement of performance measures. In addition, employment training services experience lower operating margins during the winter months as the number of job placements tends to be reduced during this time period. We operate certain alternative and private schools which are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations. As we grow our international business, we could be subject to seasonality as a result of the vacation/holiday season, which is typically in the third quarter in most European countries.

Foreign Operations

                                               We currently operate predominantly in the United States. We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide disabilities services and in Haiti with a contract through Cooperative Housing Foundation to operate job training centers. The operating results of these programs were not significant to our consolidated results of operations in 2007. At the end of 2007, ResCare acquired workforce services companies in the Netherlands and the United Kingdom. Maatwerk Groep, BV has 18 locations in the Netherlands, United Kingdom and Germany. Biscom Resource Management Limited has six locations in the United Kingdom. The companies are private providers of government-funded job reintegration services that include job training and job placement assistance. The operating results of these programs were not significant to our consolidated results of operations in 2007.

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

                                                With regard to Community Services, individual states remain a provider of DD/ID services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health centers and religious organizations.

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

Government Regulation and Reimbursement

                Our operations must comply with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:

Funding Levels. Federal and state funding for our Community Services and Employment Training Services businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid and Workforce Investment Act of 1998 (WIA). Although states and localities in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In such instances, providers acting through their trade associations may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate. Most domestic federal programs were reduced by approximately 1.7% in the Fiscal Year 2008 budget (began October 1, 2007). The WIA program also was subjected to a one-time reduction of $250 million or about 10% of its funding. These reductions will impact the one-stop business during the second half of 2008. Funding for WIA should return to base line levels in 2009.

Temporary Assistance for Needy Families (TANF) funding is set by statute at almost $17 billion (plus over $10 billion of state matching funds) per year through fiscal year 2010. This level has remained constant since the program was authorized in 1996.

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

                The Department of Health and Human Services has also adopted several rules mandating the use of new standards with respect to certain health care transactions and health information. For instance, the Department of Health and Human Services has issued a rule establishing uniform standards for common health care transactions, including: health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.

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

We are subject to the Payment Error Rate Measurement program (PERM). Under PERM, we review Medicaid fee-for-service and Medicaid managed care to determine national and state-specific error rates for payments under Medicaid. Groups of states began participation in PERM in 2007. The list of states audited in 2007 includes states where we have significant operations. There can be no assurance that new error rate calculations determined from PERM audits will not have a material adverse effect on our business, financial condition or results of operations.

                Workforce Investment Act

                WIA funds “labor market intermediary” services for jobseekers and employers. WIA services are delivered through One-Stop Career Centers, where clients can access a range of workforce services provided not only by WIA, but by other related social service and educational agencies, at a single location. The WIA law mandates that certain of these agencies must be present at a one-stop location, but the actual complexion of one-stops is varied. WIA also includes a locally managed program for youth facing serious barriers to employment. This program constitutes about one-third of local funding.

                                                WIA programs have various rules to determine the eligibility of potential service recipients. Federal WIA grants are allocated to states by a formula based on population, poverty levels and unemployment levels. States further allocate funds to local Service Delivery Areas (SDAs) that, within broad federal guidelines, are negotiated between governors and local elected officials as to the number and size of a state’s local SDAs. Variances exist greatly depending on population, urban and rural mix and funding levels. There have been few changes in the number and size of local SDAs in the last 10 years.

Typically, funding decisions about delivery of services within each SDA are made by local elected officials and Workforce Investment Boards (WIBs), which makes the WIA market highly decentralized. About one-third of the nation’s 585 WIBs utilize a competitive bidding model to fund their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as the traditional non-profit agencies.

Temporary Assistance for Needy Families

TANF caseloads have fallen by over 60 percent since the welfare reform law was launched in 1996. Today’s recipients are more difficult to place into competitive employment than their earlier counterparts. Performance requirements in some contracts may prove more difficult to achieve as clients have more barriers to employment and the overall economy weakens. The program is administered by the States and they may look for new program models as the regulatory and performance expectations of the federal government adapt to new realities.

Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious, and hazardous waste. Failure to comply with those laws or the regulations promulgated under them could subject an entity covered by these laws to fines, criminal penalties, and other enforcement actions.

Occupational Safety and Health Administration (OSHA). Federal regulations promulgated by OSHA impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as regulations are implemented and there can be no assurance that such regulations will not adversely affect our operations.

Insurance

                                               We maintain professional and general liability, automobile, workers’ compensation and other business insurance coverages. Our professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2007, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. Our automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, we carry excess liability coverage with limits of $15 million, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with varying deductibles and sub-limits depending on the type of loss. We offer various health insurance plans to full-time and part-time employees. One of these plans has a $150,000 deductible per claim funded by the Company. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, we cannot assure that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

As of December 31, 2007, we employed approximately 42,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 4,000 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

Available Information

                                               ResCare files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (SEC). These reports are available at the SEC’s website at http://www.sec.gov. Our reports will also be available on our website at http://www.rescare.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also obtain electronic or paper copies of our SEC reports free of charge by contacting our communications department, 9901 Linn Station Road, Louisville, Kentucky 40223, (telephone) 502-394-2100 or communications@rescare.com.

Item 1A.	Risk Factors

                                                Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability.

                We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments not to increase and in some cases, to decrease appropriations for these services, which could reduce our revenues materially. For example, many states are forecasting budget deficits or shortfalls as a result of the sub-prime mortgage crisis and general recessionary environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve or otherwise make material changes to the Medicaid program as it now exists. Budgetary pressures may cause states to reduce or eliminate funding for employment services programs we administer under contracts with state and local governments. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

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

                                                Our inability to maintain and renew our existing contracts and to obtain additional contracts would adversely affect our revenues.

                                                Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Employment Training centers. For example, we entered into a contract in 2006 to provide job training and placement assistance with annual revenues of approximately $15 million over the term. During 2007, we commenced opening and operating a number of the job training centers and providing services as required under the contract terms. We are in negotiations with this customer concerning the services we are to perform under the contract and are seeking solutions to certain disputed scope issues. If these negotiations are unsuccessful there is a possibility this contract could be terminated, which would adversely affect our revenues and operating profits. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every one or two years. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts.

                                                Labor changes could reduce our margins and profitability and adversely affect the quality of our care.

                                                Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the ineffective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. The federal minimum wage will increase incrementally over the next two years to $7.25 per hour in 2009, which will increase our labor costs. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

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

                                                As part of our growth strategy, we intend to make selective acquisitions. Additionally, we also assess opportunities to maximize shareholder value and seek diversification through investments with other business partners. We may need additional funds to continue to take advantage of acquisition opportunities, and financing may not be available on acceptable terms or at all. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

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

                                                If our goodwill or indefinite-lived intangible assets become impaired, we may be required to record a charge to earnings.

                                                In accordance with generally accepted accounting principles in the United States of America (U.S. GAAP), goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We may be required to record a charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which could have a material adverse effect on our operating results.

                                                Our insurance coverage and self-insurance reserves may not cover future claims.

                                                Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits depend in large part on the insurance market. Our professional and general liability coverage provides for a $1 million deductible per occurrence for policy year commencing July 1, 2007, and claims limits of $5 million per occurrence up to a $6 million annual aggregate limit. Our automobile coverage provides for a $1 million deductible per occurrence and claims limits of $5 million per occurrence up to a $5 million aggregate limit. In addition, we carry excess liability coverage with limits of $15 million, to bring the total liability coverage limits to $20 million. The excess liability policy covers the general and professional liability program, as well as the automobile liability program. Our workers’ compensation coverage provides for a $1 million deductible per occurrence, and claims up to statutory limits. The property coverage provides for an aggregate limit of $100 million, with varying deductibles and sub-limits depending on the type of loss. We offer various health insurance plans to full-time and part-time employees. One of these plans has a $150,000 deductible per claim funded by the company. We utilize historical data to estimate our reserves for our insurance programs. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

                                                If we fail to comply with applicable laws and regulations, we could be subject to various sanctions, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our homes or facilities) and exclusion of one or more of our homes or facilities from participation in the Medicare, Medicaid and other federal and state health care programs. If allegations of noncompliance were to arise in the future in respect of a significant subsidiary or in respect of ResCare that might jeopardize its participation in Medicare or Medicaid, an adverse outcome could have a material adverse effect on our business, results of operations or liquidity.

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

                                                Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients or other individuals for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seek to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings. Some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness.

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

                                                Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs, insurance and energy costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits can rise due to developments in the insurance market or our claims history. Significant fluctuations in our facility and program expenses, may adversely affect our business, results of operations and financial condition.

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

                The maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation, and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, virtually all of which are beyond our control. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints or shortfalls; political pressure from unions opposed to privatization or for-profit service providers; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services and our operating flexibility, and ultimately our revenues and profitability.

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

                                                We derive substantially all of our revenues from federal, state and local government agencies. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these government payors may be entitled to, in their discretion:

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

                                                Government reimbursement, group home credentialing and client Medicaid and Medicare eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, difficulties in timely securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could also affect our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

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

                                                Over the years, we have employed numerous individuals qualifying us to receive a substantial amount of jobs tax credits. If Congress does not periodically pass legislation to renew the jobs tax credit, our income tax expense will increase. These credits have existed for over 30 years and have always been renewed, in more than one instance by retroactively effective legislation. Certain jobs tax credits expired on December 31, 2005, but were subsequently renewed retroactively to January 1, 2006 (a seamless extension) and will continue through August 31, 2011. There can be no assurance the jobs tax credit will be renewed at the next renewal date.

                                                We are subject to a number of risks due to our growth in international operations.

                                                We recently completed acquisitions of international companies and continue to look for additional opportunities to expand our operations in international markets. These international operations and acquisitions are subject to a number of risks. These risks include not only compliance with U.S. laws when operating in foreign jurisdictions, but also potential conflict between U.S. laws and the laws of foreign countries where we may do business including, among others, data privacy, laws regarding licensing and labor council requirements. Foreign laws may impose new or different requirements, which may have an adverse impact on our operations. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. If we are unable to manage these risks, it could adversely affect our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments

                                                None.

Item 2.	Properties

                                               As of December 31, 2007, we owned approximately 75 properties and operated facilities and programs at approximately 1,940 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

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

                                                In October 2005, a lawsuit was filed in Fulton County, Georgia Court styled Freddie Fitts v. Res-Care Inc., et al. The lawsuit seeks unspecified damages for permanent injuries received by Mr. Fitts in an October 2003 automobile accident involving one of our vehicles.  In February 2006 we transferred the case to the U.S. District Court, Northern District of Georgia, Atlanta Division. We have made provisions in our consolidated financial statements for the final adjudication of this matter. We have admitted liability for the accident and trial has tentatively been set on the issue of damages only for late March 2008. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also seeks attorneys fees and punitive damages against RCCA Services. Settlement discussions have been unsuccessful. A Motion to Disqualify the initial Judge was granted and trial has been set for late April 2008. We have made provisions in our consolidated financial statements for the final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

                                                In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. The District Court has set a late June 2008 trial date. We have made a provision in our consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Item 4.                                                         Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ResCare’s security holders during the fourth quarter of 2007.

PART II

Item 5.                                                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

                                                Our common stock began trading on the NASDAQ Global Select Market on December 15, 1992, under the symbol “RSCR”. As of February 20, 2008, we had approximately 5,850 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

                The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$18.89	$16.59	$19.30	$16.29
June 30	21.95	17.24	21.89	17.90
September 30	23.79	17.62	21.12	17.75
December 31	26.44	21.54	20.78	17.00

                                                We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities

                                                None.

Issuer Purchases of Equity Securities

                                                None.

Item 6.                                                         Selected Financial Data

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Income Statement Data:
Revenues (1)	$1,433,298	$1,302,118	$1,046,556	$966,185	$923,977
Operating income (1)	87,164	83,695	54,980 (2)	53,438	43,959
Net income
Income from continuing operations, net of tax	44,233	42,009	24,778	22,103	12,565
Loss from discontinued operations, net of tax	(342)	(5,313)	(3,556)	(596)	822
Net income	$43,891	$36,696	$21,222	$21,507	$13,387
Net income attributable to common shareholders	37,571	31,243	17,954	6,117 (3)	13,387

Basic earnings per common share:
From continuing operations	$1.34	$1.30	$0.79	$0.26	$0.52
From discontinued operations	(0.01)	(0.17)	(0.11)	(0.02)	0.03
Basic earnings per common share	$1.33	$1.13	$0.68	$0.24	$0.55

Diluted earnings per common share:
From continuing operations	$1.32	$1.27	$0.77	$0.25	$0.51
From discontinued operations	(0.01)	(0.16)	(0.11)	(0.02)	0.03
Diluted earnings per common share	$1.31	$1.11	$0.66	$0.23	$0.54

Other Financial Data:
Depreciation and amortization (1)	$19,756	$16,914	$13,460	$11,933	$11,976
Share-based compensation expense	6,621	2,747	141	—	—
Facility rent (4)	53,435	47,872	37,519	34,594	32,810

Selected Historical Ratios:
Percentage of total debt to total capitalization	35.5%	37.4%	34.2%	40.3%	49.6%
Ratio of earnings to fixed charges (5)	3.1x	3.1x	2.3x	2.1x	1.6x

Balance Sheet Data:
Working capital	$109,547	$109,920	$113,313	$134,620	$81,835
Total assets	834,543	730,413	601,029	578,436	495,961
Long-term obligations	220,491	205,889	152,584	168,066	184,576
Total debt, including capital leases	223,811	210,427	157,138	182,536	189,685
Shareholders’ equity	406,869	351,477	301,998	270,543	192,908

(1)         Amounts for all years have been restated, as appropriate; to exclude the effects of discontinued operations. During 2006, we ceased providing community services in Washington, D.C. and the state of New Mexico. The results of these operations along with related exit costs, have been classified as discontinued operations for all periods presented. See Footnote 3 in the Notes to Consolidated Financial Statements.

(2)         Operating income for the year ended December 31, 2005 includes a charge of $11.9 million ($7.9 million net of tax or $0.25 per diluted share) related to the debt refinancing.

(3)         Under the accounting treatment for the Onex transaction in June 2004, the non-cash beneficial conversion feature assumed in the preferred stock issuance was calculated at $14.8 million and is a deduction from net income in computing basic and diluted earnings per share attributable to common shareholders. The beneficial conversion feature did not affect net income, cash flows, total shareholders’ equity, or compliance with our debt covenants.

(4)         Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(5)         For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

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

Our Business

We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2007, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the Notes to Consolidated Financial Statements.

 Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually based upon historical costs experienced by us and by other service providers, or economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. Through ResCare HomeCare, we also provide in-home services to seniors on a private pay basis. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

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

Application of Critical Accounting Policies

                                                Our discussion and analysis of the financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

                                                We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee.

Valuation of Accounts Receivable

                                                Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts during 2007.

Insurance Losses

                                                We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There have been no material changes to our method of providing reserves for insurance risks during 2007. Further information regarding our insurance programs is contained elsewhere in this document under “Risk Factors.”

Legal Contingencies

                                                We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 15 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2007.

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During 2006, we recorded asset impairment charges totaling $1.0 million in connection with our withdrawal from the District of Columbia (District) and the State of New Mexico. These changes, which were primarily related to the write down of leasehold improvements, furniture and equipment, are reported as part of Discontinued Operations. We recorded no asset valuation losses during 2007.

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

                                                Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The discount rates used as of our year-end annual impairment evaluation for the Community Services, Job Corps Training Services, Employment Training Services, Schools and International reporting units were 9.8%, 14.0%, 15.0%, 13.0% and 15.0%, respectively. A variance in the discount rate could have a significant impact on the analysis. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units. A goodwill impairment charge of $0.3 million was recorded in March 2007 for goodwill associated with our Schools reporting unit.

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

Job Corps Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred and services are rendered.

Employment Training Services. Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid and (4) fixed fee.

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

Revenues for fixed fee contracts are generally recognized based on specific contract language. Revenue is generally recognized in the period services are rendered.

Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during 2007.

Results of Operations

	Year Ended December 31
	2007	2006	2005
	(Dollars in thousands)

Revenues:
Community Services (1)	$1,052,409	$915,878	$822,241
Job Corps Training Services	163,904	160,184	152,749
Employment Training Services	197,588	205,502	64,475
Other	19,397	20,554	7,091
Consolidated	$1,433,298	$1,302,118	$1,046,556
Operating Income:
Community Services (1)	$112,250	$106,490	$91,411
Job Corps Training Services	16,246	16,858	15,644
Employment Training Services	17,093	15,192	5,666
Other	1,446	1,574	(42)
Total Operating Expenses (2)	(59,871)	(56,419)	(57,699)
Consolidated	$87,164	$83,695	$54,980
Operating Margin:
Community Services (1)	10.7%	11.6%	11.1%
Job Corps Training Services	9.9%	10.5%	10.2%
Employment Training Services	8.7%	7.4%	8.8%
Other	7.5%	7.7%	(0.6%)
Total Operating Expenses	(4.2%)	(4.3%)	(5.5%)
Consolidated	6.1%	6.4%	5.3%

(1)	Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all years presented.
(2)	Represents corporate general and administrative expenses, and a loss on refinancing in 2005.

Consolidated

Consolidated revenues increased $131.2 million in 2007, compared to 2006, for an increase of 10.1%. Consolidated revenues increased $255.6 million, or 24.4% in 2006 from 2005. Revenues are more fully described in the segment discussions below.

Consolidated operating income increased 4.1% in 2007 from 2006, due primarily to acquisitions in the Community Services segment. Operating margin decreased from 6.4% in 2006 to 6.1% in 2007. The reduction in operating margin was primarily due to higher share-based compensation. The 2006 consolidated operating income increased $28.7 million, or 52.2%, due to revenue growth in all segments. Operating margin improved from 5.3% in 2005 to 6.4% in 2006. The 2005 operating income included a debt refinancing charge of $11.9 million, which negatively impacted operating margin. Operating income is discussed further in the segment sections which follow.

As a percentage of total revenues, total operating expenses were 4.2% in 2007, 4.3% in 2006 and 5.5% in 2005. The 2005 percentage was higher due to an $11.9 million (1.1%) debt refinancing charge.

Net interest expense increased $0.2 million in 2007, compared to 2006, due primarily to higher average debt balances. The 2006 net interest expense was $0.6 million higher than 2005 due primarily to higher average debt balances, which was partially offset by a full year’s lower interest rate due to the debt refinancing in October 2005.

Our effective income tax rates were 35.6%, 35.8% and 33.5% in 2007, 2006 and 2005, respectively. The 2007 effective tax rate is lower than 2006 due primarily to the impact of reversing a valuation allowance related to net operating losses due to certain tax law changes in Texas. The effective tax rate for 2006 is higher than 2005 due to increased income and less non-taxable investment income than 2005.

Community Services

Community Services revenues increased 14.9% in 2007 over 2006 compared to an 11.4% increase in 2006 over 2005. These increases were due primarily to acquisitions and growth in periodic in-home services. In 2007, our Community Services segment acquired 10 operations with annual revenues of $93 million, and in 2006 acquired 12 operations with annual revenues of $81 million. Operating margin decreased from 11.6% in 2006 to 10.7% in 2007 as a result of higher share-based compensation (0.2%) and insurance related costs (0.3%), as well as lower overall margins associated with our 2007 Kelly Home Care Services acquisition (0.3%) and pharmacy business (0.1%). Operating margin increased in 2006 over 2005, to 11.6% from 11.1%, as a result of acquisitions and growth in higher margin periodic in-home services, and favorable insurance trends, primarily workers’ compensation expense.

Job Corps Training Services

Job Corps Training Services revenues increased 2.3% in 2007 over 2006, and 5% in 2006 over 2005. The 2007 increase was primarily due to contractual increases, while the 2006 increase over 2005 was due primarily to the addition of the Northlands Job Corps center in July 2005. Operating margins were 9.9%, 10.5% and 10.2% for 2007, 2006 and 2005, respectively.

Employment Training Services

Employment Training Services revenue decreased $7.9 million in 2007 compared to 2006, due primarily to contract non-renewals and concessions in modifications to existing contracts in 2006. In particular, two significant Workforce Services contracts were not renewed when their terms ended shortly after the January 2006 acquisition. The contract for Dallas, Texas was not renewed as of April 1, 2006, due primarily to prior performance issues. We also lost a Workforce Services contract in Tampa, Florida, which was not renewed as of July 1, 2006. This contract was lost primarily due to the local political environment during our post-acquisition transition. The combined annual revenues of the Dallas and Tampa contracts was approximately $19 million, of which only $7 million was recorded in our 2006 revenues due to the non-renewals. These issues have not surfaced in our other contracts obtained with the Workforce Services acquisition. Operating margin improved from 7.4% in 2006 to 8.7% in 2007 due to achieving certain performance incentives, the loss of a very low margin contract, stricter monitoring of expenses, and slightly lower share-based compensation costs.

Employment Training Services revenues increased $141 million in 2006 over 2005, due primarily to the Workforce Services acquisition in January 2006, which accounted for approximately $129 million, and increases of nearly $15 million related to the New York City WeCare contract. Operating income for this segment increased $10 million for 2006 over 2005. Operating margin decreased from 8.8% in 2005 to 7.4% in 2006. Effective in the third quarter of 2006, the results include a 13% decline in revenues and a 100 basis point decline in operating margin from the second quarter of 2006. The decrease in the third quarter of 2006 is primarily attributable to contract non-renewals and fewer contract awards in addition to unfavorable modifications to existing contracts, generally effective July 1, 2006. The 2006 operating results included higher amortization expense due to the intangible assets acquired in the Workforce Services acquisition which was completed in the first quarter of 2006.

Other

A portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues decreased $1.2 million or 5.6% from 2006 to 2007 due primarily to a lost school contract in Florida. Revenues more than doubled in 2006, compared to 2005, due to new education contracts that were acquired with the Workforce Services acquisition in January 2006. Operating margins decreased from 7.7% in 2006 to 7.5% in 2007 due primarily to a $0.3 million write-down of goodwill. Margins increased from (0.6%) in 2005 to 7.7% in 2006 due primarily to losses incurred on certain international job training contracts in 2005.

Discontinued Operations

Net loss from discontinued operations was $0.3 million for 2007, $5.3 million in 2006 and $3.6 million in 2005. Included in net loss from discontinued operations in 2006, is a pre-tax charge of $3.9 million for impaired assets and abandoned leased facilities and pretax operational losses of $4.3 million, offset by a tax benefit of $2.9 million.

The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively. See Note 3 to the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Total assets increased $104.1 million, or 14.3% in 2007 over 2006. This increase was due primarily as a result of the acquisitions, which caused goodwill and other intangibles to increase $73.0 million from December 31, 2006.

Cash and cash equivalents were $10.8 million at December 31, 2007, compared to $5.5 million at December 31, 2006. Cash provided by operating activities for 2007 was $85.7 million compared to $36.2 million for 2006 and $44.6 million for 2005. The increase from 2006 to 2007 was primarily due to improved collection efforts in accounts receivable, as well as an increase in net income. The decrease from 2005 to 2006 was the result of funding working capital requirements for the acquisitions, offset by an increase in net income.

Days revenue in net accounts receivable were 49 days at December 31, 2007 compared with 52 days at December 31, 2006 and 51 days at December 31, 2005. The decrease in the number of days is attributable to a more focused effort at collecting accounts receivable, especially in the Employment Training Services segment. Net accounts receivable at December 31, 2007 increased to $206.5 million, compared to $197.7 million at December 31, 2006 and $160.8 million at December 31, 2005. The increase in net accounts receivable from 2005 to 2007 is primarily due to revenue growth associated with the acquisitions and contract awards. Approximately 4.5%, 3.5% and 3.2% of the total net accounts receivable balance was greater than 540 days at December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new facilities and programs, and our need for sufficient working capital for general corporate purposes. Since most of our facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and borrowing under our revolving credit facility.

Capital expenditures were $24 million at December 31, 2007, compared to $17 million at December 31, 2006, due primarily to increased leasehold improvements related to the relocation of our corporate office. We invested $80 million ($77 million in cash and $3 million in seller notes) on acquisitions in 2007, of which $38 million related to domestic operations in our Community Services group and $42 million related to international businesses, which we have included in our All Other category for segment purposes. We invested $117 million ($114 million in cash and $3 million in seller notes) in 2006, of which the acquisition of Workforce Services was $70 million and all other acquisitions totaled $47 million. We invested over $42 million ($37 million in cash and $5 million in seller notes) in 2005 acquiring various businesses in our Community Services group.

Our financing activities during 2007 included net borrowings of $134.3 million on the revolver and $2.0 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $125.0 million and $0.2 million in debt issuance costs associated with the November 2007 amendment of our credit facility. Option exercise activity resulted in $2.3 million in proceeds and $1.4 million in tax benefits.

Our financing activities during 2006 included net borrowings of $55.0 million on the revolver and $2.7 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $5.4 million and $0.5 million in debt issuance costs associated with the June 2006 amendment of our credit facility (See Note 5 to the Notes to Consolidated Financial Statements). Option exercise activity resulted in $6.9 million in proceeds and $3.1 million in tax benefits.

Our financing activities during 2005 include the repayment of the $150 million 10.625% senior notes, the $28 million term loan and the 5.9% convertible subordinated notes, offset by proceeds from the new $150 million 7.75% senior notes. We also incurred various costs in connection with the October 2005 refinancing (See Note 5 to the Notes to Consolidated Financial Statements). Option exercise activity resulted in $6.5 million in proceeds in 2005.

On November 30, 2007, we amended our existing senior secured credit facility. The amendment increased the revolving credit facility by $50 million to a total of $250 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $300 million. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

As of December 31, 2007, we had $129.4 million available under the revolver with an outstanding balance of $69.3 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of December 31, 2007, the weighted average interest rate was 6.52%. As of December 31, 2007, we had irrevocable standby letters of credit in the principal amount of $51.3 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.38% as of December 31, 2007. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The amended and restated credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of December 31, 2007. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2007 were approximately 66% through Medicaid reimbursement, 11% from the DOL and 23% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

                Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31
Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Long-term Debt	$223,716	$3,238	$70,463	$15	$150,000
Capital Lease Obligations	892	82	181	174	455
Operating Leases	198,324	46,446	71,553	35,704	44,621
Fixed interest payments on Long-term Debt and Capital Lease Obligations (1)	68,412	11,807	23,475	23,347	9,783
Total Contractual Obligations	$491,344	$61,573	$165,672	$59,240	$204,859

(1)   Excludes any interest payments on our variable rate debt.

	Total Amounts Committed	Amount of Commitments Expiring per Period Twelve Months Ending December 31
Other Commercial Commitments		2008	2009-2010	2011-2012	2013 and Thereafter
Standby Letters-of-Credit	$51,257	$51,257	—	—	—
Surety Bonds	$9,576	$9,559	$16	$1	$—

We had no significant off-balance sheet transactions or interests in 2007.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.                                                  Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $69.3 million as of December 31, 2007 and $55.0 million borrowings as of December 31, 2006. A 100 basis point movement in the interest rate would result in an approximate $0.7 million annualized effect on interest expense and cash flows.

Item 8.                                                           Financial Statements and Supplementary Data

Refer to pages F-1 through F-42.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in Item 8.

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

We have adopted a code of ethics applicable to directors, officers and employees, which is posted on our website at http://www.rescare.com. If we amend or waive any of the provisions of the Code of Ethics applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Ethics. You can request a copy by contacting our communications department, 9901 Linn Station Road, Louisville, Kentucky, 40223, (telephone) 502-394-2100 or communications@rescare.com.

PART IV

Item 15.                 Exhibits and Consolidated Financial Statement Schedules.

(a)(1)      Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)         All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(2)      Index to Exhibits

3.1 and 4.1

Amended and Restated Articles of Incorporation of the Registrant dated December 18, 1992. Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 incorporated by reference.

3.2 and 4.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant dated May 29, 1997. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 incorporated by reference.

3.3 and 4.3

Articles of Amendment to the Registrant’s Articles of Incorporation dated June 23, 2004. Exhibits 3(i) and 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 incorporated by reference.

3.4 and 4.4	Amended and Restated Bylaws of the Registrant. Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-50726) incorporated by reference.

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

4.7

Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7¾% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

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

10.3

Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7¾% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is hereby incorporated by reference.

10.4	Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-126282) filed June 30, 2005 is hereby incorporated by reference.

10.5	Form of Restricted Stock Award Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.6	Employment Agreement between the Registrant and Ralph G. Gronefeld, Jr. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2006 is hereby incorporated by reference.

10.7	Employment Agreement between the Registrant and Vincent F. Doran. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.8	Employment Agreement between the Registrant and Paul G. Dunn. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 is hereby incorporated by reference.

10.9	Employment Agreement between the Registrant and David W. Miles. Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 is hereby incorporated by reference.

10.10	Employment Agreement between the Registrant and Patrick G. Kelley. (filed herewith)

10.11	Form of Stock Option Agreement. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.12	Form of Non-Employee Director Stock Option Agreement. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.13	Form of Restricted Stock Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.14	ResCare Nonemployee Director Deferred Stock Compensation Program. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

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

10.17

Amendment to Agreement dated April 24, 2006, between Res-Care, Inc. and Ronald G. Geary, extending Mr. Geary’s appointment as non-executive Chairman of the Board. Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 incorporated by reference.

10.18

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

10.19

Amendment No. 3 dated as of November 29, 2007 to Amended and Restated Credit Agreement dated as of October 3, 2005, among the Registrant, the Lenders from time to time parties thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, National City Bank of Kentucky, as Syndication Agent, and General Electric Capital Corporation and U.S. Bank National Association, as Documentation Agents, and J.P. Morgan Securities, Inc., as Lead Arranger and Sole Book Runner. Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed December 3, 2007 incorporated by reference.

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

RES-CARE, INC

Date: March 12, 2008	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	March 12, 2008
Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ David W. Miles	Chief Financial Officer	March 12, 2008
David W. Miles	(Principal Accounting Officer)

/s/ Ronald G. Geary	Chairman of the Board	March 12, 2008
Ronald G. Geary

/s/ David Braddock	Director	March 12, 2008
David Braddock

/s/ Robert E. Hallagan	Director	March 12, 2008
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	March 12, 2008
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	March 12, 2008
Robert M. Le Blanc

/s/ Steven S. Reed	Director	March 12, 2008
Steven S. Reed

/s/ William E. Brock	Director	March 12, 2008
William E. Brock

/s/ James H. Bloem	Director	March 12, 2008
James H. Bloem

Item 8.                   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm:
Consolidated Financial Statements	F-2
Internal Control Over Financial Reporting	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets — As of December 31, 2007 and 2006	F-4
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2007, 2006 and 2005	F-6
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-42

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Res-Care, Inc.:

We have audited the consolidated financial statements of Res-Care, Inc. and subsidiaries (the Company) as listed in the accompanying index on page F-1. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” and changed its method of accounting for share based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Res-Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, KY

March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Res-Care, Inc.:

We have audited Res-Care, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on Page F-1, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

March 12, 2008

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,809	$5,541
Accounts receivable, net of allowance for doubtful accounts of $15,831 in 2007 and $11,327 in 2006	206,529	197,711
Refundable income taxes	2,465	1,182
Deferred income taxes	17,959	15,110
Non-trade receivables	9,445	6,517
Prepaid expenses and other current assets	12,365	11,412
Total current assets	259,572	237,473
Property and equipment, net	83,336	75,606
Goodwill	443,623	375,494
Other intangible assets	32,412	27,552
Other assets	15,600	14,288
	$834,543	$730,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$54,650	$42,983
Accrued expenses	90,496	78,618
Current portion of long-term debt	3,238	4,368
Current portion of obligations under capital leases	82	170
Accrued income taxes	1,559	1,414
Total current liabilities	150,025	127,553
Long-term liabilities	33,465	28,445
Long-term debt	219,681	205,616
Obligations under capital leases	810	273
Deferred gains	4,479	4,056
Deferred income taxes	19,212	12,832
Total liabilities	427,672	378,775

Minority interests	2	161
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2007 and 2006	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,779,435 in 2007 and 29,069,094 in 2006, outstanding 29,161,293 in 2007 and 28,146,092 in 2006	50,412	50,210
Additional paid-in capital	86,079	75,773
Retained earnings	221,574	177,683
Accumulated other comprehensive income	2,195	1,202
Total shareholders’ equity	406,869	351,477
	$834,543	$730,413

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005

Revenues	$1,433,298	$1,302,118	$1,046,556
Facility and program expenses	1,286,854	1,163,039	934,080
Facility and program contribution	146,444	139,079	112,476

Operating expenses (income):
Corporate general and administrative	59,851	56,419	45,785
Loss on refinancing	—	—	11,914
Other operating income, net	(571)	(1,035)	(203)
Total operating expenses	59,280	55,384	57,496

Operating income	87,164	83,695	54,980

Other expenses:
Interest expense	18,963	19,130	19,475
Interest income	(445)	(818)	(1,753)
Total other expenses, net	18,518	18,312	17,722
Income from continuing operations before income taxes	68,646	65,383	37,258
Income tax expense	24,413	23,374	12,480
Income from continuing operations	44,233	42,009	24,778
Loss from discontinued operations, net of tax	(342)	(5,313)	(3,556)
Net income	43,891	36,696	21,222
Net income attributable to preferred shareholders	6,320	5,453	3,268
Net income attributable to common shareholders	$37,571	$31,243	$17,954

Basic earnings (loss) per common share:
From continuing operations	$1.34	$1.30	$0.79
From discontinued operations	(0.01)	(0.17)	(0.11)
Basic earnings per common share	$1.33	$1.13	$0.68

Diluted earnings (loss) per common share:
From continuing operations	$1.32	$1.27	$0.77
From discontinued operations	(0.01)	(0.16)	(0.11)
Diluted earnings per common share	$1.31	$1.11	$0.66

Weighted average number of common shares:
Basic	28,215	27,558	26,424
Diluted	28,589	28,171	27,087

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance at January 1, 2005	48	$46,609	25,910	$48,871	$54,316	$119,765	$982	$270,543

Net income	—	—	—	—	—	21,222	—	21,222
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	212	212
Comprehensive income								21,434
Share-based compensation	—	—	—	—	141	—	—	141
Exercise of stock options, including related tax benefit	—	—	1,036	732	9,148	—	—	9,880

Balance at December 31, 2005	48	46,609	26,946	49,603	63,605	140,987	1,194	301,998

Net income	—	—	—	—	—	36,696	—	36,696
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	8	8
Comprehensive income								36,704
Share-based compensation	—	—	—	—	2,747	—	—	2,747
Shares issued under stock option plans, including related tax benefit	—	—	1,200	607	9,421	—	—	10,028

Balance at December 31, 2006	48	46,609	28,146	50,210	75,773	177,683	1,202	351,477

Net income	—	—	—	—	—	43,891	—	43,891
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	993	993
Comprehensive income								44,884
Share-based compensation	—	—	—	—	6,621	—	—	6,621
Shares issued under stock option plans, including related tax benefit	—	—	1,015	202	3,685	—	—	3,887

Balance at December 31, 2007	48	$46,609	29,161	$50,412	$86,079	$221,574	$2,195	$406,869

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005

Operating activities:
Net income	$43,891	$36,696	$21,222
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,789	17,134	13,865
Impairment charges	331	1,499	—
Amortization of discount and deferred debt issuance costs on notes	1,084	1,004	1,228
Share-based compensation	6,621	2,747	141
Deferred income taxes	3,531	3,800	2,266
Provision for losses on accounts receivable	6,364	5,836	4,789
Tax benefit from exercise of stock options	—	—	3,376
Excess tax benefit from share-based compensation	(1,387)	(3,122)	—
(Gain) loss on sale of assets	(72)	139	377
Loss on extinguishment of debt	—	—	11,914
Changes in operating assets and liabilities:
Accounts receivable	(10,848)	(42,726)	(27,408)
Prepaid expenses and other current assets	(3,370)	(7,338)	1,701
Other assets	(1,422)	5,768	(1,791)
Accounts payable	7,825	2,435	2,819
Accrued expenses	9,592	14,981	7,046
Deferred gains	(668)	(690)	(665)
Accrued income taxes	(1,248)	575	(2,001)
Long-term liabilities	5,762	(2,498)	5,675
Cash provided by operating activities	85,775	36,240	44,554
Investing activities:
Purchases of property and equipment	(24,011)	(17,258)	(14,175)
Acquisitions of businesses, net of cash acquired	(72,375)	(113,456)	(36,959)
Proceeds from sale of assets	984	680	64
Purchases of short-term investments	—	(39,200)	(409,900)
Redemptions of short-term investments	—	66,850	435,485
Cash used in investing activities	(95,402)	(102,384)	(25,485)
Financing activities:
Long-term debt repayments	(124,681)	(3,881)	(192,101)
Borrowings of long-term debt	80,000	40,000	162,223
Short-term borrowings — three months or less, net	54,300	15,000	—
Payments on obligations under capital leases	(193)	(1,472)	(989)
Proceeds from sale and leaseback transactions	1,966	2,651	—
Proceeds received from exercise of stock options	2,341	6,906	6,504
Excess tax benefits from share-based compensation	1,387	3,122	—
Debt issuance costs	(225)	(535)	(4,131)
Tender premium costs	—	—	(9,085)
Cash provided by (used in) financing activities	14,895	61,791	(37,579)
Increase (decrease) in cash and cash equivalents	5,268	(4,353)	(18,510)
Cash and cash equivalents at beginning of year	5,541	9,894	28,404
Cash and cash equivalents at end of year	$10,809	$5,541	$9,894

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,605	$17,581	$17,119
Income taxes (net of refunds of $1.2 million, $0.1 million and $0.6 million, respectively)	20,213	13,034	6,801
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	3,315	3,313	5,434
New capital lease obligations	643	329	—

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

Fiscal Year

Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition, except for the international acquisitions acquired at the end of 2007. To facilitate consolidated reporting, our 2007 and future international acquisitions will  report one month earlier than our period end date. Therefore, these international acquisitions will have a period end date of November 30 for our consolidated reporting purposes. The domestic, Canadian and Haitian subsidiaries are consolidated as of December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Segments

As of December 31, 2007, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Further information regarding our segments is included in Note 10.

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

Community Services: Revenues are derived primarily from 32 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered.

Job Corps Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the Department of Labor (DOL) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred and services rendered.

Employment Training Services: Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid, and (4) fixed fee.

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

Revenues for fixed fee contracts are generally recognized based on specific contract language. Revenue is generally recognized in the period services are rendered.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2007 were approximately 66% through Medicaid reimbursement, 11% from the DOL and 23% from other payors. We derived 11%, 12% and 14% of our revenues for the years ended December 31, 2007, 2006 and 2005, respectively, under contracts from the DOL under the Federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues. There was no other single customer whose revenue was 10% or more of our consolidated revenue.

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

Short-term Investments

We had no short-term investments during 2007 and at December 31, 2006. Prior to December 31, 2006, short-term investments were variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Although these securities were issued and rated as long-term securities, they were priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. “Purchases (redemptions) of short-term investments”, included in the accompanying Consolidated Statements of Cash Flows reflect the purchase and sale of variable rate securities during the periods presented.

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

Goodwill

We test goodwill for impairment annually as of year end, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. No impairment loss was recognized as a result of the impairment tests in 2006 and 2005, but we recorded a $0.3 million impairment loss in March 2007 related to the Schools component of our All Other reporting segment.

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

In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48) which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise’s financial statements in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109). The Interpretation was effective for the Company in its fiscal year which began January 1, 2007. This Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Our policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as corporate general and administrative expense.

Deferred Gains on Sale and Leaseback of Assets

Gains from the sale and leaseback of assets are deferred and amortized over the term of the operating lease as a reduction of rental expense.

Legal Contingencies

We are a party to numerous claims and lawsuits with respect to various matters. We provide for costs, including legal costs, related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. Provisions for losses for these risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves are discounted at December 31, 2007 and 2006. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.

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

Share-Based Compensation

Prior to January 1, 2006, we accounted for stock option grants in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). No compensation expense for stock option grants was recognized in our consolidated financial statements for fiscal years prior to 2006, as all stock option awards granted under our share-based compensation plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. Our share-based compensation plans and share-based payments are described more fully in Note 12, “Share-Based Compensation” herein.

The adoption of SFAS 123R at January 1, 2006 resulted in prospective changes in our accounting for share-based compensation awards including recording share-based compensation expense and the related deferred income tax benefit on a prospective basis and reflecting the excess tax benefit from the exercise of share-based compensation awards in cash flows from financing activities.

In periods prior to January 1, 2006, the income tax benefits from the exercise of stock options were classified as cash provided by operating activities pursuant to Emerging Issues Task Force Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. However, for periods ending after January 1, 2006, pursuant to SFAS 123R, the income tax benefits exceeding the recorded deferred income tax benefit from share-based compensation awards (the excess tax benefits) are required to be reported in cash provided by financing activities.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently evaluating the impact of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS No. 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. SFAS 160 is effective for us beginning January 1, 2009, and will apply prospectively, except for the presentation of disclosure requirements, which must be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Beginning with June 2007, receivables related to recoveries from insurance companies, and the related liabilities where we are primary obligor, have been presented on a gross basis. The gross amount of insurance receivables were reclassified from the insurance reserve, which is a component of long-term liabilities, to other assets. The reclassification had no effect on the consolidated statements of income or cash flows. Prior period financial information has been conformed to this presentation.

Certain additional amounts in the prior periods presented have been classified to conform to the 2007 presentation.

2.                                      Acquisitions

2007

We completed 12 acquisitions during 2007. Ten domestic acquisitions were completed within our Community Services segment and two international acquisitions were completed under the All Other segment. Aggregate consideration for these acquisitions was approximately $80.1 million, including $3.3 million of notes issued. Two acquisitions contained provisions for additional payments to the sellers if specific earnings targets are met subsequent to the acquisition. The maximum aggregate payments under the agreements are approximately $11.0 million.

These acquisitions are expected to generate annual revenues of approximately $130 million. The operating results of these acquisitions are included in the consolidated statements of income from the date of acquisition, except for the international acquisitions, which were completed at the end of 2007. Operating results from these international operations were reported a month in arrears, thus the results were excluded from the 2007 consolidated statement of income. The purchase price attributable to the international acquisitions has been reflected on the consolidated balance sheet as of December 31, 2007.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$1,635
Other intangibles	7,322
Goodwill	67,453
Acquired cash	4,405
Other assets	5,520
Liabilities assumed	(6,240)
Aggregate purchase price	$80,095

The other intangible assets will be amortized over ten years and consist of $1.7 million of covenants not-to-compete, $4.6 million of customer relationships, and $1.0 million of other, with $0.4 million of other intangible assets not subject to amortization. Amortization expense for the above intangible assets totaled $0.6 million for the year ended December 31, 2007. Approximately $28.9 million of the goodwill was allocated to the Community Services segment and $38.6 million was allocated to the All Other segment. We expect 34% of the $67.5 million of goodwill will be deductible for tax purposes.

2006

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

The following table summarizes the fair values of the assets acquired at the date of acquisition:

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

We completed 12 additional acquisitions within our Community Services Group during 2006. Aggregate consideration for these acquisitions was approximately $46.8 million, including $3.3 million of notes issued.. The operating results of these acquisitions are included in the consolidated statements of income from the date of acquisition. Certain acquisitions contain provisions for additional payments to the sellers if specific earnings targets are met subsequent to the acquisition. The maximum aggregate earn-out payment under the agreements is approximately $1.8 million.

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

In connection with the withdrawals, we recorded a charge for exit costs totaling $2.9 million during the year ended December 31, 2006. Also in 2006, an additional $1.0 million was recorded for impaired assets, which were principally leaseholds and furniture. The following table describes the 2006 and 2007 activity for the exit liability:

	One-time
	Benefit
	Arrangements	Lease
	And Related	Termination
	Costs	Activity	Total

Balance at January 1, 2006	$—	$—	$—

Accruals	101	2,779	2,880
Payments	(101)	(176)	(277)
Balance at December 31, 2006	—	2,603	2,603

Reversals	—	(141)	(141)
Payments	—	(2,046)	(2,046)
Balance at December 31, 2007	$—	$416	$416

Summarized financial information for the discontinued operations is set forth below:

	Year Ended December 31
	2007	2006	2005

Revenues	$13	$22,252	$42,214
Facility and program expenses	694	26,592	47,560
Facility and program loss	(681)	(4,340)	(5,346)
Exit costs	141	(2,880)	—
Impairment charges	—	(1,049)	—
Loss from discontinued operations, before income taxes	(540)	(8,269)	(5,346)
Income tax benefit	198	2,956	1,790
Loss from discontinued operations, net of tax	$(342)	$(5,313)	$(3,556)

4.                                      Goodwill and Intangible Assets

A summary of changes to goodwill during the year follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other	Total

Balance at January 1, 2006	$258,779	$7,589	$14,317	$331	$281,016
Goodwill added through acquisitions	42,003	—	45,801	4,530	92,334
Adjustments to previously recorded goodwill (1)	1,805	—	339	—	2,144

Balance at December 31, 2006	302,587	7,589	60,457	4,861	375,494

Goodwill added through acquisitions	28,888	—	—	38,565	67,453
Impairment charge	—	—	—	(331)	(331)
Adjustments to previously recorded goodwill (1)	1,007	—	—	—	1,007

Balance at December 31, 2007	$332,482	$7,589	$60,457	$43,095	$443,623

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and earn-out payments. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

Intangible assets are as follows:

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Covenants not to compete	$25,560	$16,200	$22,365	$14,486
Customer relationships	23,011	2,743	18,452	1,185
Other intangibles	4,200	1,416	3,116	710
	$52,771	$20,359	$43,933	$16,381

The Company amortizes the covenants not to compete over two to fifteen years, customer relationships over ten to fifteen years, and other intangibles over one to ten years. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $4.0 million, $2.9 million and $1.2 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2008	$3,675
2009	3,509
2010	3,401
2011	3,290
2012	2,928

5.                                      Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31
	2007	2006

7.75% senior notes due 2013, net of discount of approximately $0.8 million in 2007 and $0.9 million in 2006	$149,203	$149,065
Senior secured credit facility	69,300	55,000
Obligations under capital leases	892	443
Notes payable and other	4,416	5,919
	223,811	210,427
Less current portion	3,320	4,538
	$220,491	$205,889

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

On June 7, 2006, we amended our existing senior secured credit facility. That amendment reduced certain borrowing cost margins and increased the revolving credit facility by $25 million to a total of $200 million.

On November 30, 2007, we amended our existing senior secured credit facility. The amendment increased the revolving credit facility by $50 million to a total of $250 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $300 million. The credit facility expires on October 3, 2010, and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets. We are in compliance with our debt covenants at December 31, 2007.

As of December 31, 2007, we had irrevocable standby letters of credit in the principal amount of $51.3 million issued primarily in connection with our insurance programs. As of December 31, 2007, we had $129.4 million available under the revolver with an outstanding balance of $69.3 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of December 31, 2007, the weighted average interest rate was 6.52%. Letters of credit had a borrowing rate of 1.38% as of December 31, 2007. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2008	$3,320
2009	996
2010	69,648
2011	94
2012	95
Thereafter	150,455
$224,608

6.                                      Income Taxes

Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2007	2006	2005
Current:
Federal	$17,986	$15,449	$7,284
State	3,494	3,094	2,498
Foreign	258	465	432
Total current	21,738	19,008	10,214
Deferred:
Federal	3,024	3,359	1,633
State	(349)	1,007	633
Total deferred	2,675	4,366	2,266

Total income tax expense	$24,413	$23,374	$12,480

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income from continuing operations follows:

	Year Ended December 31
	2007	2006	2005

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State taxes, net of federal benefit	4.0	4.0	5.2
Foreign income taxes, net of federal credits	—	0.4	0.7
Jobs tax credits, net	(3.0)	(3.0)	(7.2)
Nondeductible expenses and other	0.9	0.4	1.1
Nontaxable income	—	(0.1)	(1.3)
Reduction in reserves for income tax contingencies	—	(0.9)	—
Reduction of deferred tax valuation allowance	(1.3)	—	—
	35.6%	35.8%	33.5%

During the years ended December 31, 2007, 2006 and 2005, we credited additional paid-in capital for the tax benefits associated with share-based compensation in the amounts of $1.4 million, $3.1 million and $3.4 million, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2007	2006
Deferred tax assets:
Accounts receivable	$5,978	$4,413
Covenants not to compete and other intangible assets	2,028	1,791
Workers’ compensation costs	9,668	8,729
Compensated absences	3,077	3,434
Other insurance reserves	6,702	5,983
Other liabilities and reserves	4,579	4,449
Deferred gains and revenues	1,842	1,649
Deferred state income tax net operating loss carryforwards	3,390	4,103
Other	1,195	1,011
Total gross deferred tax assets	38,459	35,562
Less valuation allowance	2,142	3,526
Net deferred tax assets	36,317	32,036

Deferred tax liabilities:
Goodwill and other intangible assets	37,072	29,248
Other	498	510
Total deferred tax liabilities	37,570	29,758
Net deferred tax (liability) asset	$(1,253)	$2,278

Classified as follows:
Current deferred income tax asset	$17,959	$15,110
Noncurrent deferred income tax liability	(19,212)	(12,832)
Net deferred tax (liability) asset	$(1,253)	$2,278

A valuation allowance for deferred tax assets was provided as of December 31, 2007 and 2006 related to deferred state income tax net operating loss carryforwards. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

Balance at January 1, 2007	$496
Increase related to prior year tax positions	48
Decrease related to prior year tax positions	(5)
Increase related to current year tax positions	83
Lapse of statute of limitations	(139)
Balance at December 31, 2007	$483

Included in the balance of total unrecognized tax benefits at December 31, 2007 are potential benefits of $0.3 million, which if recognized, would affect the effective tax rate on income from continuing operations.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2003. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Total accrued interest and penalties as of December 31, 2007 was less than $0.1 million and is included in accrued expenses.

7.                                      Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	December 31
	2007	2006

Property and Equipment:
Land and land improvements	$6,882	$7,144
Furniture and equipment	91,210	84,608
Buildings	38,693	39,256
Leasehold improvements	27,816	24,356
Buildings under capital lease	264	264
Equipment under capital lease	4,548	4,519
Construction in progress	4,571	1,322
	173,984	161,469
Less accumulated depreciation and amortization	90,648	85,863
Net property and equipment	$83,336	$75,606

Other assets are as follows:

	December 31
	2007	2006

Long-term receivables and advances to managed facilities	$1,643	$1,577
Deposits	3,547	3,120
Deferred debt issuance costs	3,699	4,419
Insurance recoveries	5,490	3,175
Other assets	1,221	1,997
	$15,600	$14,288

Accrued expenses are as follows:

	December 31
	2007	2006

Wages and payroll taxes	$32,928	$27,626
Compensated absences	11,801	12,916
Health insurance	3,968	4,569
Workers’ compensation	12,811	8,986
Automobile insurance	2,023	1,356
Professional services	4,149	3,979
General and professional liability insurance	2,997	3,168
Taxes other than income taxes	7,977	6,940
Interest	2,951	3,778
Deferred revenue	4,894	993
Other	3,997	4,307
	$90,496	$78,618

                Long-term liabilities are as follows:

	December 31
	2007	2006

Workers’ compensation	$13,550	$14,218
Automobile insurance	5,402	3,017
General and professional liability insurance	6,277	7,366
Insurance recoveries	5,490	3,175
Other	2,746	669
	$33,465	$28,445

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

The preferred stock was designated as Series A convertible preferred stock and is entitled to a liquidation preference of $1,050 per share plus all unpaid, accrued dividends. There were no dividends declared in 2005, 2006 and 2007. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends. Commencing 18 months after the issuance, the holders of the preferred stock have the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise.

Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $0.4 million for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Partners no longer holds at least 26,452 shares of preferred stock. Under this agreement, fees of $0.4 million were paid to Onex Corporation for all periods presented.

9.                                      Earnings per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2007	2006	2005

Income from continuing operations	$44,233	$42,009	$24,778
Attributable to preferred shareholders	6,370	6,243	3,816
Attributable to common shareholders	$37,863	$35,766	$20,962

Loss from discontinued operations, net of tax	$(342)	$(5,313)	$(3,556)
Attributable to preferred shareholders	(50)	(790)	(548)
Attributable to common shareholders	$(292)	$(4,523)	$(3,008)

Net income	$43,891	$36,696	$21,222
Attributable to preferred shareholders	6,320	5,453	3,268
Attributable to common shareholders	$37,571	$31,243	$17,954

Weighted average number of common shares used in basic earnings per common share	28,215	27,558	26,424
Effect of dilutive securities:
Stock options	266	534	663
Restricted stock	108	79	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,589	28,171	27,087

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Year Ended December 31
	2007	2006	2005

Convertible subordinated notes	—	—	103
Stock options	—	—	315

10.                               Segment Information

As of December 31, 2007, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other (1)	Totals

2007
Revenues (2)	$1,052,409	$163,904	$197,588	$19,397	$1,433,298
Operating income (2)	112,250	16,246	17,093	(58,425)	87,164
Total assets	547,369	32,532	134,355	120,287	834,543
Capital expenditures	9,814	—	1,425	12,773	24,012
Depreciation and amortization (2)	9,896	—	1,962	7,898	19,756

2006
Revenues (2)	$915,878	$160,184	$205,502	$20,554	$1,302,118
Operating income (2)	106,490	16,858	15,192	(54,845)	83,695
Total assets	496,115	32,944	130,126	66,871	726,056
Capital expenditures	8,326	—	659	8,273	17,258
Depreciation and amortization (2)	8,810	—	1,851	6,253	16,914

2005
Revenues (2)	$822,241	$152,749	$64,475	$7,091	$1,046,556
Operating income (2)	91,411	15,644	5,666	(57,741)	54,980
Total assets	444,180	33,580	36,309	86,960	601,029
Capital expenditures	8,427	—	80	5,668	14,175
Depreciation and amortization (2)	8,019	—	105	5,336	13,460

(1)          All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the effects of Washington, D.C. and New Mexico, which operations were discontinued effective March 31, 2006 and October 31, 2006, respectively.

11.                               Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $4.9 million, $4.4 million and $3.7 million in 2007, 2006 and 2005, respectively.

12.                               Share-Based Compensation

As of December 31, 2007, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to five years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest over three to four years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility of our stock price is based on historical volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. There were no stock option grants in 2007 or 2006.

As a result of adopting SFAS 123R, net income for the years ended December 31, 2007 and 2006 was lower by $4.0 million (net of $2.6 million tax benefit) and $1.9 million (net of $0.8 million tax benefit), respectively, than if ResCare had continued to account for share-based compensation under APB No. 25.

Total share-based compensation expense by type of award for the years ended December 31, 2007 and 2006 was as follows:

	Year Ended
	December 31
	2007	2006

Stock options	$66	$635
Restricted stock, service-based	3,537	671
Restricted stock, performance-based	3,018	1,441
Total share-based compensation expense	6,621	2,747
Tax effect	2,575	834
Share-based compensation expense, net of tax	$4,046	$1,913

The following table illustrates the effect on operating results and per share information had we accounted for share-based compensation in accordance with SFAS 123 for the year ended December 31, 2005:

Year Ended
December 31
2005

Net income, attributable to common shareholders, as reported	$17,954
Add: Share-based compensation, net, as reported	72
Deduct: Total share-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(1,925)
Net income attributable to common shareholders, pro forma	$16,101
Basic earnings per common share
As reported	$0.68
Pro forma	0.61
Diluted earnings per common share
As reported	$0.66
Pro forma	0.59

For purposes of computing the pro forma effect of share-based employee compensation expense, options with pro-rata vesting are recognized using the straight-line method over the life of the vesting period. The following table sets forth the fair value of each option grant during 2005 using the Black-Scholes option-pricing model and the applicable weighted-average assumptions:

Year Ended
December 31
2005

Fair value per option	$8.26
Risk-free interest rate	4.39%
Dividend yield	0%
Expected volatility	0.49
Expected option life (in years)	4-6

We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

                Stock Options

                As of December 31, 2007, a total of 550,580 options were outstanding under the plans. Share-based compensation expense recognized for 2007 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. Included in share-based compensation expense in 2007 was $0.1 million related to stock options, which are net of the estimated forfeitures. The intrinsic value of the stock options exercised during 2007, 2006 and 2005 was $4.0 million, $9.6 million and $8.9 million, respectively. The fair value of the stock options which vested during 2007, 2006 and 2005 was approximately $0.8 million, $1.8 million and $3.2 million, respectively.

As of December 31, 2007, there was no share-based compensation related to nonvested stock options.

A summary of our stock option activity and related information for 2007 is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life

Outstanding at December 31, 2006	861,940	$10.48	2.7
Exercised	(304,860)	7.61
Forfeited/canceled	(6,500)	8.10
Outstanding at December 31, 2007	550,580	12.09	2.3
Exercisable at December 31, 2007	444,555	$12.96	2.6

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 was approximately $7.2 million and $5.4 million, respectively.

Restricted Stock, service-based

As of December 31, 2007, 435,163 shares of service-based restricted stock were outstanding which vest based on years of service. During the twelve months ended December 31, 2007, we awarded 476,325 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for 2007 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of service-based restricted shares which vested during 2007 and 2006 was approximately $3.1 million and $0.4 million, respectively.

As of December 31, 2007, there was $6.1 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years.

A summary of our service-based restricted stock activity and related information for 2007 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2006	155,193	$18.19
Granted	476,325	17.91
Issued	(143,821)	17.79
Forfeited/canceled	(52,534)	18.48
Outstanding at December 31, 2007	435,163	$18.10

Restricted Stock, performance-based

As of December 31, 2007, a total of 393,741 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. The fair value of the restricted stock awards are based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for 2007 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of performance-based restricted shares which vested during 2007 was approximately $1.1 million. No performance-based restricted shares vested during 2006.

As of December 31, 2007, there was $4.9 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable.

A summary of performance-based restricted stock activity and related information for 2007 is as follows:

	Performance-	Weighted
	Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2006	465,691	$19.54
Issued	(60,000)	18.60
Forfeited/canceled	(11,950)	16.74

Outstanding at December 31, 2007	393,741	$18.70

13.                               Lease Arrangements

We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $65.5 million, $60.5 million and $49.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $53.8 million, $49.9 million and $40.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2020 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007, are as follows:

	Capital	Operating
Year Ended December 31	Leases	Leases
2008	$156	$46,446
2009	156	38,639
2010	150	32,914
2011	138	20,589
2012	131	15,115
Thereafter	550	44,621
Total minimum lease payments	1,281	$198,324
Less amounts representing interest	389
Present value of minimum lease payments	892
Less current maturities	82
Total long-term obligations under capital leases	$810

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $0.3 million of buildings and $4.5 million of equipment as of December 31, 2007 and 2006. The accumulated depreciation related to assets under capital leases was $3.5 million and $2.9 million as of December 31, 2007 and 2006, respectively.

During 2007, we sold five properties with an aggregate net book value of $1.8 million. Proceeds from the sale totaled $2.0 million, resulting in a gain on the sale totaling $0.2 million. All five properties are used in our Community Services segment. During 2006, we sold 15 properties that are used in our Community Services segment which had an aggregate net book value of $1.8 million. Proceeds from the sale totaled $2.7 million, resulting in a gain on the sale totaling $0.9 million. The properties have been leased back to us under lease agreements with terms of five to twelve years. As a result of the sale-leaseback transactions, the deferred gain is being recognized over the terms of the leases. The minimum lease payments required under these operating leases have been incorporated into the future minimum lease payments above.

14.                               Financial Instruments

At December 31, 2007 and 2006, the fair values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
7.75% senior notes	$149,203	$148,875	$149,065	$154,125
Senior secured credit facility	69,300	69,300	55,000	55,000
Notes payable and other	4,416	4,279	5,919	5,853

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

In October 2005, a lawsuit was filed in Fulton County, Georgia Court styled Freddie Fitts v. Res-Care, Inc., et al.  The lawsuit seeks unspecified damages for permanent injuries received by Mr. Fitts in an October 2003 automobile accident involving one of our vehicles.  In February 2006 we transferred the case to the U.S. District Court, Northern District of Georgia, Atlanta Division.  We have made provisions in our consolidated financial statements for the final adjudication of this matter.  We have admitted liability for the accident and trial has tentatively been set on the issue of damages only for late March 2008. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also seeks attorneys fees and punitive damages against RCCA Services. Settlement discussions have been unsuccessful. A Motion to Disqualify the initial Judge was granted and trial has been set for late April 2008. We have made provisions in our consolidated financial statements for the final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. The District Court has set a late June 2008 trial date. We have made a provision in our consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

16.                               Related Party Transactions

We lease certain of our facilities under an operating lease with Ventas, Inc., a publicly traded healthcare real estate investment trust. Ronald Geary, our Chairman of the Board and former President and Chief Executive Officer, is a member of Ventas’ board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $0.9 million for the years ended December 31, 2007, 2006 and 2005. Aggregate future rentals are estimated to be approximately $3.7 million, subject to annual increases based on the consumer price index.

ResCare used an airplane from an entity owned by Mr. Geary, for certain corporate travel. Total costs incurred were less than $0.1 million as of December 31, 2007 and 2006.

17.                               Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2007 (1)
Revenues	$338,495	$363,023	$364,598	$367,182	$1,433,298
Facility and program contribution	35,661	36,100	37,760	36,923	146,444
Net income:
Income from continuing operations, net of tax	$10,291	$10,279	$11,523	$12,140	$44,233
Loss from discontinued operations, net of tax	(139)	(123)	(136)	56	(342)
Net income	$10,152	$10,156	$11,387	$12,196	$43,891
Net income attributable to common shareholders	$8,695	$8,689	$9,750	$10,446	$37,571
Basic earnings (loss) per common share:
From continuing operations	$0.31	$0.32	$0.34	$0.37	$1.34
From discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)
Basic earnings per common share	$0.31	$0.31	$0.34	$0.37	$1.33
Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.34	$0.36	$1.32
From discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)
Diluted earnings per common share	$0.31	$0.30	$0.34	$0.36	$1.31

2006 (1)
Revenues	$312,311	$322,356	$330,383	$337,068	$1,302,118
Facility and program contribution	33,183	34,557	34,879	36,460	139,079
Net income:
Income from continuing operations, net of tax	$9,416	$10,150	$10,729	$11,714	$42,009
Loss from discontinued operations, net of tax	(2,202)	(277)	(110)	(2,724)	(5,313)
Net income	$7,214	$9,873	$10,619	$8,990	$36,696
Net income attributable to common shareholders	$6,128	$8,408	$9,047	$7,664	$31,243
Basic earnings (loss) per common share:
From continuing operations	$0.30	$0.31	$0.33	$0.36	$1.30
From discontinued operations	(0.07)	(0.01)	0.00	(0.08)	(0.17)
Basic earnings per common share	$0.23	$0.30	$0.33	$0.28	$1.13
Diluted earnings (loss) per common share:
From continuing operations	$0.29	$0.31	$0.32	$0.35	$1.27
From discontinued operations	(0.07)	(0.01)	0.00	(0.08)	(0.16)
Diluted earnings per common share	$0.22	$0.30	$0.32	$0.27	$1.11

(1)         Amounts have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in the District of Columbia and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for all periods presented.

18.                               Minority Interests

                The accompanying consolidated financial statements include the financial information of ResCare and that of several subsidiaries in which we hold a majority interest. For consolidated majority-owned subsidiaries in which we own less than 100%, we recognize a minority interest for the ownership interest of the minority owners. ResCare currently holds a 67.5% interest in Pharmacy Alternatives, LLC, a closed-door pharmacy providing products and services to both ResCare operations and other providers of services to persons with developmental disabilities, a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities, and an 81% interest in ResCare Maatwerk B.V., a private limited liability company under Dutch law providing government funded job reintegration services. The minority interest represents the share of the equity that is attributable to the minority owner and is disclosed separately in the consolidated balance sheet. The minority interest impact of $0.2 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, is not material to our results of operations, and therefore has been classified as other operating expense in the consolidated statements of income.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$1,379	$3,724	$5,706	$—	$10,809
Accounts receivable, net	39,989	162,420	4,120	—	206,529
Refundable income taxes	2,026	—	439	—	2,465
Deferred income taxes	17,959	—	—	—	17,959
Non-trade receivables	542	8,835	68	—	9,445
Prepaid expenses and other current assets	6,894	5,161	310	—	12,365
Total current assets	68,789	180,140	10,643	—	259,572

Property and equipment, net	36,884	45,827	625	—	83,336
Goodwill	85,699	313,954	43,970	—	443,623
Other intangibles	4,576	27,836	—	—	32,412
Investment in subsidiaries	492,487	—	—	(492,487)	—
Other assets	11,210	4,290	100	—	15,600
	$699,645	$572,047	$55,338	$(492,487)	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,863	$18,615	$3,172	$—	$54,650
Accrued expenses	44,897	44,550	1,049	—	90,496
Current portion of long-term debt	271	2,967	—	—	3,238
Current portion of obligations under capital leases	13	69	—	—	82
Accrued income taxes	1,146	—	413	—	1,559
Total current liabilities	79,190	66,201	4,634	—	150,025

Intercompany	(57,476)	14,501	42,975	—	—
Long-term liabilities	31,721	1,744	—	—	33,465
Long-term debt	218,503	1,178	—	—	219,681
Obligations under capital leases	34	776	—	—	810
Deferred gains	1,587	2,892	—	—	4,479
Deferred income taxes	19,217	—	(5)	—	19,212
Total liabilities	292,776	87,292	47,604	—	427,672

Minority interests	—	2	—	—	2

Total shareholders’ equity	406,869	484,753	7,734	(492,487)	406,869
	$699,645	$572,047	$55,338	$(492,487)	$834,543

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$2,196	$26	$3,319	$—	$5,541
Accounts receivable, net	38,486	158,554	671	—	197,711
Refundable income taxes	806	—	376	—	1,182
Deferred income taxes	15,110	—	—	—	15,110
Non-trade receivables	1,175	5,339	3	—	6,517
Prepaid expenses and other current assets	6,270	5,108	34	—	11,412
Total current assets	64,043	169,027	4,403	—	237,473

Property and equipment, net	31,300	44,245	61	—	75,606
Goodwill	76,059	294,804	4,631	—	375,494
Other intangibles	2,536	25,016	—	—	27,552
Investment in subsidiaries	414,506	—	—	(414,506)	—
Other assets	9,384	4,904	—	—	14,288
	$597,828	$537,996	$9,095	$(414,506)	$730,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$31,072	$11,627	$284	$—	$42,983
Accrued expenses	39,430	39,046	142	—	78,618
Current portion of long-term debt	322	4,046	—	—	4,368
Current portion of obligations under capital leases	144	26	—	—	170
Accrued income taxes	1,001	—	413	—	1,414
Total current liabilities	71,969	54,745	839	—	127,553

Intercompany	(72,375)	70,728	1,647	—	—
Long-term liabilities	27,982	463	—	—	28,445
Long-term debt	204,335	1,281	—	—	205,616
Obligations under capital leases	26	247	—	—	273
Deferred gains	1,578	2,478	—	—	4,056
Deferred income taxes	12,836	—	(4)	—	12,832
Total liabilities	246,351	129,942	2,482	—	378,775

Minority interests	—	161	—	—	161

Total shareholders’ equity	351,477	407,893	6,613	(414,506)	351,477
	$597,828	$537,996	$9,095	$(414,506)	$730,413

 RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$290,678	$1,138,517	$4,103	$—	$1,433,298

Operating expenses	299,016	1,043,588	3,530	—	1,346,134

Operating (loss) income	(8,338)	94,929	573	—	87,164

Other (income) expenses:
Interest, net	7,624	10,741	153	—	18,518
Equity in earnings of subsidiaries	(54,176)	—	—	54,176	—
Total other expenses	(46,552)	10,741	153	54,176	18,518

Income from continuing operations before income taxes	38,214	84,188	420	(54,176)	68,646
Income tax (benefit) expense	(5,677)	29,941	149	—	24,413

Income from continuing operations	43,891	54,247	271	(54,176)	44,233
Loss from discontinued operations, net of tax	—	(342)	—	—	(342)

Net income	$43,891	$53,905	$271	$(54,176)	$43,891

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

(In thousands)

	ResCare, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenues	$267,083	$1,029,420	$5,615	$—	$1,302,118

Operating expenses	259,289	954,192	4,942	—	1,218,423

Operating income	7,794	75,228	673	—	83,695

Other (income) expenses:
Interest, net	8,807	9,444	61	—	18,312
Equity in earnings of subsidiaries	(37,347)	—	—	37,347	—
Total other expenses	(28,540)	9,444	61	37,347	18,312

Income from continuing operations before income taxes	36,334	65,784	612	(37,347)	65,383
Income tax (benefit) expense	(362)	23,517	219	—	23,374

Income from continuing operations	36,696	42,267	393	(37,347)	42,009
Loss from discontinued operations, net of tax	—	(5,313)	—	—	(5,313)

Net income	$36,696	$36,954	$393	$(37,347)	$36,696

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2005

(In thousands)

	ResCare, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenues	$243,593	$796,979	$5,984	$—	$1,046,556

Operating expenses	251,836	734,409	5,331	—	991,576

Operating (loss) income	(8,243)	62,570	653	—	54,980

Other (income) expenses:
Interest, net	8,607	8,906	209	—	17,722
Equity in earnings of subsidiaries	(32,427)	—	—	32,427	—
Total other expenses	(23,820)	8,906	209	32,427	17,722

Income from continuing operations before income taxes	15,577	53,664	444	(32,427)	37,258
Income tax (benefit) expense	(5,645)	17,976	149	—	12,480

Income from continuing operations	21,222	35,688	295	(32,427)	24,778
Loss from discontinued operations, net of tax	—	(3,556)	—	—	(3,556)

Net income	$21,222	$32,132	$295	$(32,427)	$21,222

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities:
Net income	$43,891	$53,905	$271	$(54,176)	$43,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,316	10,451	22	—	19,789
Impairment charge	—	331	—	—	331
Amortization of discount and deferred debt issuance costs on notes	1,084	—	—	—	1,084
Share-based compensation	6,621	—	—	—	6,621
Deferred income taxes, net	3,532	—	(1)	—	3,531
Provision for losses on accounts receivable	—	6,364	—	—	6,364
Excess tax benefit from exercise of stock options	(1,387)	—	—	—	(1,387)
Loss on sale of assets	—	(72)	—	—	(72)
Equity in earnings of subsidiaries	(54,176)	—	—	54,176	—
Changes in operating assets and liabilities	10,656	(44,890)	39,857	—	5,623
Cash provided by operating activities	19,537	26,089	40,149	—	85,775
Investing activities:
Purchases of property and equipment	(13,403)	(10,569)	(39)	—	(24,011)
Acquisitions of businesses, net of cash acquired	—	(33,802)	(38,573)	—	(72,375)
Proceeds from sale of assets	—	984	—	—	984
Cash used in investing activities	(13,403)	(43,387)	(38,612)	—	(95,402)
Financing activities:
Long-term debt repayments	(120,949)	(3,732)	—	—	(124,681)
Borrowings of long-term debt	80,000	—	—	—	80,000
Short-term borrowings-three months or less, net	54,300	—	—	—	54,300
Payments on obligations under capital leases	—	(193)	—	—	(193)
Proceeds from sale and leaseback transaction	—	1,966	—	—	1,966
Net payments relating to intercompany financing	(23,805)	22,955	850	—	—
Proceeds received from exercise of stock options	2,341	—	—	—	2,341
Excess tax benefits from share-based compensation	1,387	—	—	—	1,387
Debt issuance costs	(225)	—	—	—	(225)
Cash (used in) provided by financing activities	(6,951)	20,996	850	—	14,895
(Decrease) increase in cash and cash equivalents	(817)	3,698	2,387	—	5,268
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$1,379	$3,724	$5,706	$—	$10,809

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$21,222	$32,132	$295	$(32,427)	$21,222
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,395	7,438	32	—	13,865
Amortization of discount and deferred debt issuance costs on notes	1,228	—	—	—	1,228
Restricted stock compensation	141	—	—	—	141
Deferred income taxes, net	75	2,190	1	—	2,266
Provision for losses on accounts receivable	—	4,789	—	—	4,789
Tax benefit from exercise of stock options	3,376	—	—	—	3,376
Loss on sale of assets	—	377	—	—	377
Equity in earnings of subsidiaries	(32,427)	—	—	32,427	—
Loss on refinancing	11,914	—	—	—	11,914
Changes in operating assets and liabilities	16,939	(24,980)	(6,583)	—	(14,624)
Cash provided by (used in) operating activities	28,863	21,946	(6,255)	—	44,554
Investing activities:
Purchases of property and equipment	(5,063)	(8,687)	(425)	—	(14,175)
Acquisitions of businesses, net of cash acquired	—	(36,959)	—	—	(36,959)
Proceeds from sale of assets	—	64	—	—	64
Purchases of short-term investments	(409,900)	—	—	—	(409,900)
Redemptions of short-term investments	435,485	—	—	—	435,485
Cash provided by (used in) investing activities	20,522	(45,582)	(425)	—	(25,485)
Financing activities:
Long-term debt repayments	(191,580)	(521)	—	—	(192,101)
Borrowings of long-term debt	161,830	—	393	—	162,223
Payments on obligations under capital leases	—	(989)	—	—	(989)
Net payments relating to intercompany financing	(29,811)	23,483	6,328	—	—
Proceeds received from exercise of stock options	6,504	—	—	—	6,504
Debt issuance costs	(4,131)	—	—	—	(4,131)
Tender premium costs	(9,085)	—	—	—	(9,085)
Cash (used in) provided by financing activities	(66,273)	21,973	6,721	—	(37,579)
(Decrease) increase in cash and cash equivalents	(16,888)	(1,663)	41	—	(18,510)
Cash and cash equivalents at beginning of period	22,080	3,590	2,734	—	28,404
Cash and cash equivalents at end of period	$5,192	$1,927	$2,775	$—	$9,894

ResCare, Inc.

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period
Allowance for doubtful accounts receivable:

Year ended December 31, 2007	$11,327	$6,850	$(2,346)	$—	$15,831
Year ended December 31, 2006	9,279	5,836	(3,788)	—	11,327
Year ended December 31, 2005	8,806	4,789	(4,316)	—	9,279