Form 10-Q
period 2008-03-31
RES CARE INC /KY/
filed 2008-05-08
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 0-20372

RES-CARE, INC.

(Exact name of registrant as specified in its charter)

KENTUCKY	61-0875371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9901 Linn Station Road
Louisville, Kentucky	40223-3808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (502) 394-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12-b of the Act (Check one):

Large accelerated filer: ☐  Accelerated filer: ☒  Non-accelerated filer: ☐  Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 15, 2008 was 29,237,275.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,764	$10,809
Accounts receivable, net of allowance for doubtful accounts of $16,076 in 2008 and $15,831 in 2007	212,544	206,529
Refundable income taxes	—	2,465
Deferred income taxes	18,894	17,959
Non-trade receivables	8,081	9,445
Prepaid expenses and other current assets	12,249	12,365
Total current assets	268,532	259,572
Property and equipment, net	83,153	83,336
Goodwill	455,398	443,623
Other intangible assets, net	32,891	32,412
Other assets	13,886	15,600
Total assets	$853,860	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,570	$54,650
Accrued expenses	99,660	90,496
Current portion of long-term debt	2,888	3,238
Current portion of obligations under capital leases	74	82
Accrued income taxes	3,892	1,559
Total current liabilities	155,084	150,025
Long-term liabilities	31,044	33,465
Long-term debt	219,662	219,681
Obligations under capital leases	619	810
Deferred gains	4,275	4,479
Deferred income taxes	22,116	19,212
Total liabilities	432,800	427,672

Minority interests	—	2
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2008 and 2007	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,744,871 in 2008 and 29,779,435 in 2007, outstanding 29,233,810 in 2008 and 29,161,293 in 2007	50,487	50,412
Additional paid-in capital	87,809	86,079
Retained earnings	233,620	221,574
Accumulated other comprehensive income	2,535	2,195
Total shareholders’ equity	421,060	406,869
Total liabilities and shareholders’ equity	$853,860	$834,543

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2008	2007

Revenues	$375,399	$338,495
Facility and program expenses	337,175	304,742
Facility and program contribution	38,224	33,753

Corporate general and administrative expenses	14,575	12,971

Operating income	23,649	20,782

Interest expense, net	4,594	4,537
Income from continuing operations before income taxes	19,055	16,245
Income tax expense	6,955	5,954
Income from continuing operations	12,100	10,291
Loss from discontinued operations, net of tax	(54)	(139)
Net income	12,046	10,152

Net income attributable to preferred shareholders	1,738	1,457
Net income attributable to common shareholders	$10,308	$8,695

Basic earnings (loss) per common share:
From continuing operations	$0.36	$0.31
From discontinued operations	(0.00)	(0.00)
Basic earnings per common share	$0.36	$0.31

Diluted earnings (loss) per common share:
From continuing operations	$0.36	$0.31
From discontinued operations	(0.00)	(0.00)
Diluted earnings per common share	$0.36	$0.31

Weighted average number of common shares:
Basic	28,338	28,027
Diluted	28,528	28,365

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2008	2007

Cash flows from operating activities:
Net income	$12,046	$10,152
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,236	4,676
Impairment charge	—	332
Amortization of discount and deferred debt issuance costs on notes	292	269
Share-based compensation	1,096	1,560
Deferred income taxes, net	1,969	1,224
Excess tax benefit from share-based compensation	(1,349)	(281)
Provision for losses on accounts receivable	1,569	1,348
Changes in operating assets and liabilities	(62)	3,057
Cash provided by operating activities	20,797	22,337

Cash flows from investing activities:
Purchases of property and equipment	(3,969)	(5,096)
Acquisitions of businesses	(10,400)	(20,958)
Proceeds from sale of assets	25	55
Cash used in investing activities	(14,344)	(25,999)

Cash flows from financing activities:
Long-term debt repayments	—	(55,525)
Borrowings of long-term debt	—	40,000
Short-term (repayments) borrowings – three months or less, net	(1,068)	20,000
Payments on obligations under capital lease, net	(20)	(95)
Debt issuance costs	(99)	—
Excess tax benefit from share-based compensation	738	281
Proceeds received from exercise of stock options	730	568
Employee withholding payments on share-based compensation	(779)	—
Cash (used in) provided by financing activities	(498)	5,229

Increase in cash and cash equivalents	5,955	1,567

Cash and cash equivalents at beginning of period	10,809	5,541

Cash and cash equivalents at end of period	$16,764	$7,108

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except per share data)

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

The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for comprehensive annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

For further information refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2007.

Note 2.           Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Note 3.           Acquisitions

We completed three acquisitions during the first quarter of 2008. Aggregate consideration for these acquisitions was approximately $10.9 million, including $0.5 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $9.7 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$158
Other intangibles	1,433
Goodwill	9,381
Other assets	20
Liabilities assumed	(73)
Aggregate purchase price	$10,919

The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2008. The other intangible assets will be amortized up to ten years and consist primarily of customer relationships, covenants not to complete and company name valuation.

Note 4.           Goodwill

A summary of changes to goodwill during the three months ended March 31, 2008 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total
Balance at December 31, 2007	$332,482	$7,589	$60,457	$43,095	$443,623
Goodwill added through acquisitions	8,295	—	—	1,086	9,381
Adjustments to previously recorded goodwill (1)	1,731	—	—	663	2,394
Balance at March 31, 2008	$342,508	$7,589	$60,457	$44,844	$455,398

(1)   Adjustments to previously recorded goodwill primarily relate to earn-out payments, translation adjustments and other purchase price adjustments. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

(2)   Other is comprised of international and school operations.

Note 5.           Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31
	2008	2007
Net income	$12,046	$10,152
Foreign currency translation adjustments arising during the period	340	(22)
Comprehensive income	$12,386	$10,130

Note 6.           Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2008	2007
7.75% senior notes due 2013, net of discount of approximately $0.8 million in 2008 and 2007	$149,238	$149,203
Senior secured credit facility	69,300	69,300
Obligations under capital leases	693	892
Notes payable and other	4,012	4,416
	223,243	223,811
Less current portion	2,962	3,320
	$220,281	$220,491

Note 7.           Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended
	March 31
	2008	2007

Income from continuing operations	$12,100	$10,291
Attributable to preferred shareholders	1,746	1,477
Attributable to common shareholders	$10,354	$8,814

Loss from discontinued operations, net of tax	$(54)	$(139)
Attributable to preferred shareholders	(8)	(20)
Attributable to common shareholders	$(46)	$(119)

Net income	$12,046	$10,152
Attributable to preferred shareholders	1,738	1,457
Attributable to common shareholders	$10,308	$8,695

Weighted average number of common shares used in basic earnings per common share	28,338	28,027
Effect of dilutive securities:
Stock options	157	305
Restricted stock	33	33

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,528	28,365

Basic earnings (loss) per common share:
From continuing operations	$0.36	$0.31
From discontinued operations	(0.00)	(0.00)
Basic earnings per common share	$0.36	$0.31

Diluted earnings (loss) per common share:
From continuing operations	$0.36	$0.31
From discontinued operations	(0.00)	(0.00)
Diluted earnings per common share	$0.36	$0.31

There were no average shares excluded from the computation of diluted earnings per common share for the three months ended March 31, 2008 and 2007.

Note 8.           Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended March 31:	Services	Services	Services	Other (1)	Totals

2008
Revenues (2)	$268,872	$41,695	$53,075	$11,757	$375,399
Operating income (2)	29,583	3,085	4,918	(13,937)	23,649
Total assets	564,387	30,905	133,552	125,016	853,860
Capital expenditures	1,774	—	207	1,988	3,969
Depreciation and amortization (2)	2,375	—	467	2,390	5,232

2007
Revenues (2)	$244,609	$41,679	$46,661	$5,546	$338,495
Operating income (2)	27,784	2,917	3,070	(12,989)	20,782
Total assets	517,888	35,982	131,600	68,064	753,534
Capital expenditures	2,419	—	154	2,523	5,096
Depreciation and amortization (2)	2,315	—	502	1,850	4,667

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the operations of Washington, D.C. and New Mexico, which were discontinued effective March 31, 2006 and October 31, 2006, respectively.

Note 9.           Share-Based Compensation

A summary of changes to outstanding shares during the three months ended March 31, 2008 follows:

		Restricted Stock
		Performance-	Service-
	Options	Based	Based

Outstanding at December 31, 2007	550,580	393,741	435,163
Exercised/issued	(113,131)	(60,000)	(15,783)
Forfeited/cancelled	—	—	(9,425)
Outstanding at March 31, 2008	437,449	333,741	409,955

Total share-based compensation expense by type of award was as follows:

	Three Months Ended
	March 31
	2008	2007

Stock options	$—	$16
Restricted stock, service-based	664	940
Restricted stock, performance-based	432	604
Total share-based compensation expense	1,096	1,560
Tax effect	426	605
Share-based compensation expense, net of tax	$670	$955

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

In October 2005, a lawsuit was filed in Fulton County, Georgia Court styled Freddie Fitts v. Res-Care, Inc., et al. The lawsuit seeks unspecified damages for permanent injuries received by Mr. Fitts in an October 2003 automobile accident involving one of our vehicles. In February 2006, we transferred the case to the U.S. District Court, Northern District of Georgia, Atlanta Division. We have made provisions in our condensed consolidated financial statements for the final adjudication of this matter. We have admitted liability for the accident and trial has been set on the issue of damages only for June 2008. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also seeks attorneys’ fees and punitive damages against RCCA Services.  Settlement discussions have been unsuccessful.  A Motion to Disqualify the initial Judge was granted and trial has tentatively been set for May 2008. We have made provisions in our condensed consolidated financial statements for the final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. The District Court has set a June 2008 trial date. We have made a provision in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or liquidity.

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

Note 11.         Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The partial adoption of SFAS 157 did not have a material effect on the condensed consolidated financial statements. We are currently evaluating the provisions for non-financial assets and liabilities.

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

SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We did not elect the fair value option for any of our existing financial instruments as of March 31, 2008, and we have not determined whether or not we will elect this option for financial instruments which may be acquired in the future.

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

Note 12.         Subsidiary Guarantors

The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3 – 10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,547	$4,095	$8,122	$—	$16,764
Accounts receivable, net	39,759	168,987	3,798	—	212,544
Deferred income taxes	18,884	—	10	—	18,894
Non-trade receivables	1,135	7,205	688	(947)	8,081
Prepaid expenses and other current assets	6,371	5,718	160	—	12,249
Total current assets	70,696	186,005	12,778	(947)	268,532

Property and equipment, net	36,727	45,755	671	—	83,153
Goodwill	85,705	325,220	44,473	—	455,398
Other intangible assets, net	4,439	28,452	—	—	32,891
Investment in subsidiaries	593,579	—	—	(593,579)	—
Other assets	9,561	4,191	134	—	13,886
	$800,707	$589,623	$58,056	$(594,526)	$853,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,359	$19,871	$3,340	$—	$48,570
Accrued expenses	46,614	51,800	1,246	—	99,660
Current portion of long-term debt	395	2,493	947	(947)	2,888
Current portion of obligations under capital leases	13	61	—	—	74
Accrued income taxes	3,463	—	429	—	3,892
Total current liabilities	75,844	74,225	5,962	(947)	155,084

Intercompany	32,526	(75,772)	43,246	—	—
Long-term liabilities	29,192	1,852	—	—	31,044
Long-term debt	218,413	1,249	—	—	219,662
Obligations under capital leases	31	588	—	—	619
Deferred gains	1,520	2,755	—	—	4,275
Deferred income taxes	22,121	—	(5)	—	22,116
Total liabilities	379,647	4,897	49,203	(947)	432,800

Minority interests	—	—	—	—	—

Total shareholders’ equity	421,060	584,726	8,853	(593,579)	421,060
	$800,707	$589,623	$58,056	$(594,526)	$853,860

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,379	$3,724	$5,706	$—	$10,809
Accounts receivable, net	39,989	162,420	4,120	—	206,529
Refundable income taxes	2,026	—	439	—	2,465
Deferred income taxes	17,959	—	—	—	17,959
Non-trade receivables	542	8,835	68	—	9,445
Prepaid expenses and other current assets	6,894	5,161	310	—	12,365
Total current assets	68,789	180,140	10,643	—	259,572

Property and equipment, net	36,884	45,827	625	—	83,336
Goodwill	85,699	313,954	43,970	—	443,623
Other intangible assets, net	4,576	27,836	—	—	32,412
Investment in subsidiaries	492,487	—	—	(492,487)	—
Other assets	11,210	4,290	100	—	15,600
	$699,645	$572,047	$55,338	$(492,487)	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,863	$18,615	$3,172	$—	$54,650
Accrued expenses	44,897	44,550	1,049	—	90,496
Current portion of long-term debt	271	2,967	—	—	3,238
Current portion of obligations under capital leases	13	69	—	—	82
Accrued income taxes	1,146	—	413	—	1,559
Total current liabilities	79,190	66,201	4,634	—	150,025

Intercompany	(57,476)	14,501	42,975	—	—
Long-term liabilities	31,721	1,744	—	—	33,465
Long-term debt	218,503	1,178	—	—	219,681
Obligations under capital leases	34	776	—	—	810
Deferred gains	1,587	2,892	—	—	4,479
Deferred income taxes	19,217	—	(5)	—	19,212
Total liabilities	292,776	87,292	47,604	—	427,672

Minority interests	—	2	—	—	2

Total shareholders’ equity	406,869	484,753	7,734	(492,487)	406,869
	$699,645	$572,047	$55,338	$(492,487)	$834,543

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$74,471	$293,090	$7,838	$—	$375,399

Operating expenses	73,923	270,568	7,259	—	351,750
Operating income	548	22,522	579	—	23,649

Other (income) expenses:
Interest, net	4,673	(38)	(41)	—	4,594
Equity in earnings of subsidiaries	(14,666)	—	—	14,666	—
Total other expenses	(9,993)	(38)	(41)	14,666	4,594

Income from continuing operations, before income taxes	10,541	22,560	620	(14,666)	19,055
Income tax (benefit) expense	(1,505)	8,234	226	—	6,955
Income from continuing operations	12,046	14,326	394	(14,666)	12,100
Loss from discontinued operations, net of tax	—	(54)	—	—	(54)

Net income	$12,046	$14,272	$394	$(14,666)	$12,046

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$71,838	$265,868	$789	$—	$338,495

Operating expenses	70,312	246,754	647	—	317,713
Operating income	1,526	19,114	142	—	20,782

Other (income) expenses:
Interest, net	2,187	2,326	24	—	4,537
Equity in earnings of subsidiaries	(10,571)	—	—	10,571	—
Total other expenses	(8,384)	2,326	24	10,571	4,537

Income from continuing operations, before income taxes	9,910	16,788	118	(10,571)	16,245
Income tax (benefit) expense	(242)	6,153	43	—	5,954
Income from continuing operations	10,152	10,635	75	(10,571)	10,291
Loss from discontinued operations, net of tax	—	(139)	—	—	(139)

Net income	$10,152	$10,496	$75	$(10,571)	$10,152

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$12,046	$14,272	$394	$(14,666)	$12,046
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,576	2,555	105	—	5,236
Amortization of discount and deferred debt issuance costs on notes	292	—	—	—	292
Share-based compensation	1,096	—	—	—	1,096
Deferred income tax expense	1,979	—	(10)	—	1,969
Excess tax benefit from share-based compensation	(1,349)	—	—	—	(1,349)
Provision for losses on accounts receivable	—	1,569	—	—	1,569
Equity in earnings of subsidiaries	(14,666)	—	—	14,666	—
Changes in operating assets and liabilities	89,282	(90,662)	371	947	(62)
Cash provided by (used in) operating activities	91,256	(72,266)	860	947	20,797
Investing activities:
Purchases of property and equipment	(2,283)	(1,570)	(116)	—	(3,969)
Acquisitions of businesses	—	(10,400)	—	—	(10,400)
Proceeds from sale of assets	—	25	—	—	25
Cash used in investing activities	(2,283)	(11,945)	(116)	—	(14,344)
Financing activities:
Long-term debt repayments	—	—	—	—	—
Borrowings of long-term debt	—	—	—	—	—
Short-term borrowings (repayments) – three months or less, net	31	(1,099)	947	(947)	(1,068)
Payments on obligations under capital leases, net	—	(20)	—	—	(20)
Debt issuance costs	(99)	—	—	—	(99)
Net payments relating to intercompany financing	(86,426)	85,701	725	—	—
Excess tax benefit from share-based compensation	738	—	—	—	738
Proceeds received from exercise of stock options	730	—	—	—	730
Employee withholding payments on share-based compensation	(779)	—	—	—	(779)
Cash (used in) provided by financing activities	(85,805)	84,582	1,672	(947)	(498)
Increase in cash and cash equivalents	3,168	371	2,416	—	5,955
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$4,547	$4,095	$8,122	$—	$16,764

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$10,152	$10,496	$75	$(10,571)	$10,152
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,122	2,548	6	—	4,676
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	269	—	—	—	269
Share-based compensation	1,560	—	—	—	1,560
Deferred income taxes, net	1,224	—	—	—	1,224
Excess tax benefit from share-based compensation	(281)	—	—	—	(281)
Provision for losses on accounts receivable	—	1,348	—	—	1,348
Equity in earnings of subsidiaries	(10,571)	—	—	10,571	—
Changes in operating assets and liabilities	77,003	(71,368)	(2,578)	—	3,057
Cash provided by (used in) operating activities	81,478	(56,644)	(2,497)	—	22,337
Investing activities:
Purchases of property and equipment	(4,090)	(1,005)	(1)	—	(5,096)
Acquisitions of businesses	—	(20,958)	—	—	(20,958)
Proceeds from sale of assets	—	55	—	—	55
Cash used in investing activities	(4,090)	(21,908)	(1)	—	(25,999)
Financing activities:
Long-term debt repayments	(55,090)	(435)	—	—	(55,525)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings – three months or less, net	20,000	—	—	—	20,000
Payments on obligations under capital leases, net	—	(95)	—	—	(95)
Net payments relating to intercompany financing	(79,969)	79,606	363	—	—
Excess tax benefit from share-based compensation	281	—	—	—	281
Proceeds received from exercise of stock options	568	—	—	—	568
Cash (used in) provided by financing activities	(74,210)	79,076	363	—	5,229
Increase (decrease) in cash and cash equivalents	3,178	524	(2,135)	—	1,567
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$5,374	$550	$1,184	$—	$7,108

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report and in our 2007 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

The following Management’s Discussion and Analysis (MD&A) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

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

Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs.

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

Also in the Community Services segment, ResCare has a growing business through ResCare HomeCare, which offers personalized services to seniors and individuals of all ages, physical conditions and cognitive abilities recovering from illness, injury, surgery, living with a chronic disability or dealing with the natural process of aging. We provide professional nursing, personal care and support, homemaking, respite and other services in the home, the hospital or long-term care facilities to augment the institutional care. Reimbursement can be through insurance, contracts with hospitals and/or long-term care facilities or private pay from the individuals and their families receiving the care. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

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

We operate domestic job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services.

Additionally, we operate international job training and placement agencies that assist disadvantaged job seekers in the U.K., Germany and Netherlands, as well as domestic charter and alternative education schools.

Application of Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2007 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2008, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2008	2007
	(Dollars in thousands)
Revenues:
Community Services (1)	$268,872	$244,609
Job Corps Training Services	41,695	41,679
Employment Training Services	53,075	46,661
Other (2)	11,757	5,546
Consolidated	$375,399	$338,495

Operating income:
Community Services (1)	$29,583	$27,784
Job Corps Training Services	3,085	2,917
Employment Training Services	4,918	3,070
Other (2) (3)	835	117
Total Operating Expenses (4)	(14,772)	(13,106)
Consolidated	$23,649	$20,782

Operating margin:
Community Services (1)	11.0%	11.4%
Job Corps Training Services	7.4%	7.0%
Employment Training Services	9.3%	6.6%
Other (2) (3)	7.1%	2.1%
Total Operating Expenses (4)	(3.9)%	(3.9)%
Consolidated	6.3%	6.1%

(1)	Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.
(2)	Represents our international job training and placement agencies, as well as our charter and alternative education schools.
(3)	Three months ended March 31, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools.
(4)	Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2008 increased 10.9% over the 2007 quarter. This increase was primarily related to acquisitions in the Community Services and Other segments, as well as new contracts in the Employment Training Services segment. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, increased 13.8% for the quarter ended March 31, 2008, compared to the comparable period in 2007. This increase was primarily attributable to revenue growth. Operating margin increased to 6.3% for the 2008 quarter compared to 6.1% for the 2007 quarter. The increase in margin was due primarily to a $0.3 million goodwill impairment charge which was included in the 2007 first quarter results.

Net interest expense increased $0.1 million for the first quarter of 2008 over the same period in 2007. The increase was attributable to higher average borrowings on the revolver. Our effective income tax rate for the quarter ended March 31, 2008 was 36.5%, as compared to 36.7% over the same period in 2007.

Community Services

Community Services revenues for the quarter ended March 31, 2008 increased by 9.9% over the same period in 2007. This increase was due primarily to acquisitions occurring after March 31, 2007. Operating margin decreased from 11.4% in the first quarter of 2007 to 11.0% in the same period in 2008. The reduction in operating margin was primarily due to a $1.2 million increase in workers’ compensation insurance costs, which were partly attributable to a decrease in the discount rate from 5% to 4%. Automobile insurance costs were also $0.3 million higher in the first quarter of 2008 due to higher claim exposure.

Job Corps Training Services

Job Corps Training Services revenues remained consistent for the quarter ended March 31, 2008 and 2007. Operating margin increased from 7.0% in the first quarter of 2007 to 7.4% in the same period in 2008.

Employment Training Services

Employment Training Services revenues increased 13.7% in the quarter ended March 31, 2008 over the same period in 2007, due primarily to an increase of $4.8 million related to the Arizona and Indiana contracts. Operating margin increased from 6.6% in the first quarter of 2007 to 9.3% in the same period in 2008, due primarily to higher costs incurred during 2007 to initiate the New York Back to Work Program.

Other

Included in Other is our international job training and placement agencies, as well as a portion of our business dedicated to operating charter and alternative education schools. Revenues increased from $5.5 million in the 2007 first quarter to $11.8 million in the same period in 2008. This increase was primarily related to the late 2007 acquisitions in the international job training and placement agency business. International revenues were approximately $7.1 million during the quarter, with modest contribution margin. Operating margin increased from 2.1% in 2007 to 7.1% in 2008 due primarily to a $0.3 million goodwill impairment charge related to the charter schools, which was recorded in the 2007 first quarter.

Financial Condition, Liquidity and Capital Resources

Total assets increased 2.3% in 2008 over balances at December 31, 2007. This increase was primarily due to growth from prior year and current year acquisitions. Goodwill and other intangible assets increased $12.3 million from December 31, 2007, primarily as a result of the acquisitions completed during the first three months of 2008.

Cash and cash equivalents were $16.8 million at March 31, 2008, as compared to $10.8 million at December 31, 2007. Cash provided from operations for the three months ended March 31, 2008 was $20.8 million compared to $22.3 million for the three months ended March 31, 2007.

Net accounts receivable at March 31, 2008 increased to $212.5 million, compared to $206.5 million at December 31, 2007 due primarily to acquisition related growth. Days revenue in net accounts receivable were 48.6 days at March 31, 2008 compared with 49.0 days at December 31, 2007.

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

Capital expenditures were consistent with our historical experience. We invested $4.0 million during the first quarter of 2008 on purchases of property and equipment. We also used $10.4 million on acquisitions.

Our financing activities included a net payment of debt and capital lease obligations for the first three months of 2008 of  $1.1 million. This compares to net borrowings on the revolver of $60.0 million, offset by payments of debt and capital lease obligations of $55.6 million for the same period in 2007. Stock option exercise activity resulted in $0.7 million in proceeds for the 2008 period versus $0.6 million in 2007.

The 2007 amendment to our senior secured revolving credit facility increased our borrowing capacity by $50 million to a total of $250 million. Additional capacity of $50 million remains in place, subject to certain limitations in our $150 million 7.75% Senior Notes due 2013, which allows us to expand our total borrowing capacity to $300 million. The credit facility expires on October 3, 2010 and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

As of March 31, 2008, we had $130.0 million available under the revolver with an outstanding balance of $69.3 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of March 31, 2008, the weighted average interest rate was 4.58%. As of March 31, 2008, we had irrevocable standby letters of credit in the principal amount of $50.7 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.38% as of March 31, 2008. The commitment fee on the unused balance was 0.3%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of March 31, 2008. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources are approximately 61% through Medicaid reimbursement, 11% from the DOL and 28% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2008 or 2007.

Impact of Recently Issued Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $69.3 million as of March 31, 2008 and December 31, 2007. A 100 basis point movement in the interest rate would result in an approximate $0.7 million annualized effect on interest expense and cash flows.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

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

Item 6.           Exhibits

(a)	Exhibits

	10.1	Employment Agreement between Res-Care, Inc. and Vincent F. Doran is incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 16, 2008.

	10.2	Employment Agreement between Res-Care, Inc. and Paul G. Dunn is incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 16, 2008.

	10.3	Employment Agreement between Res-Care, Inc. and David W. Miles is incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 16, 2008.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

	32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 8, 2008	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 8, 2008	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer