Form 10-Q
period 2008-06-30
RES CARE INC /KY/
filed 2008-08-11
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2008 was 29,398,846.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

SIGNATURES

EXHIBITS

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,207	$10,809
Accounts receivable, net of allowance for doubtful accounts of $17,977 in 2008 and $15,831 in 2007	219,952	206,529
Refundable income taxes	3,051	2,465
Deferred income taxes	25,245	17,959
Non-trade receivables	7,785	9,445
Prepaid expenses and other current assets	12,126	12,365
Total current assets	289,366	259,572
Property and equipment, net	83,760	83,336
Goodwill	454,578	443,623
Other intangible assets, net	42,511	32,412
Other assets	16,965	15,600
Total assets	$887,180	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$51,165	$54,650
Accrued expenses	118,994	90,496
Current portion of long-term debt	3,095	3,238
Current portion of obligations under capital leases	75	82
Accrued income taxes	—	1,559
Total current liabilities	173,329	150,025
Long-term liabilities	35,640	33,465
Long-term debt	229,813	219,681
Obligations under capital leases	599	810
Deferred gains	4,489	4,479
Deferred income taxes	24,501	19,212
Total liabilities	468,371	427,672

Minority interests	289	2
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2008 and 2007	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,693,977 in 2008 and 29,779,435 in 2007, outstanding 29,209,014 in 2008 and 29,161,293 in 2007	50,499	50,412
Additional paid-in capital	88,632	86,079
Retained earnings	231,948	221,574
Accumulated other comprehensive income	832	2,195
Total shareholders’ equity	418,520	406,869
Total liabilities and shareholders’ equity	$887,180	$834,543

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues	$385,378	$363,023	$760,777	$701,518
Facility and program expenses	368,762	327,871	705,937	632,613
Facility and program contribution	16,616	35,152	54,840	68,905

Corporate general and administrative expenses	14,682	14,092	29,257	27,063

Operating income	1,934	21,060	25,583	41,842

Interest expense, net	4,503	4,835	9,097	9,372
(Loss) income from continuing operations before income taxes	(2,569)	16,225	16,486	32,470
Income tax (benefit) expense	(1,000)	5,946	5,955	11,900
(Loss) income from continuing operations	(1,569)	10,279	10,531	20,570
Loss from discontinued operations, net of tax	(103)	(123)	(157)	(262)
Net (loss) income	(1,672)	10,156	10,374	20,308

Net income attributable to preferred shareholders	—	1,467	1,496	2,918
Net (loss) income attributable to common shareholders	$(1,672)	$8,689	$8,878	$17,390

Basic (loss) earnings per common share:
From continuing operations	$(0.06)	$0.31	$0.32	$0.63
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per common share	$(0.06)	$0.31	$0.31	$0.62

Diluted (loss) earnings per common share:
From continuing operations	$(0.06)	$0.31	$0.32	$0.62
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)
Diluted (loss) earnings per common share	$(0.06)	$0.30	$0.31	$0.61

Weighted average number of common shares:
Basic	28,466	28,180	28,401	28,143
Diluted	28,466	28,499	28,531	28,495

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net income	$10,374	$20,308
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,843	9,543
Impairment charge	—	332
Amortization of discount and deferred debt issuance costs on notes	592	537
Share-based compensation	2,233	4,372
Deferred income taxes, net	(1,997)	2,530
Excess tax benefit from share-based compensation	(851)	(1,291)
Provision for losses on accounts receivable	3,519	2,934
Gain on sale of assets	(49)	(111)
Changes in operating assets and liabilities	6,977	(3,773)
Cash provided by operating activities	31,641	35,381

Cash flows from investing activities:
Purchases of property and equipment	(9,383)	(11,160)
Acquisitions of businesses	(20,840)	(30,338)
Proceeds from sale of assets	535	381
Cash used in investing activities	(29,688)	(41,117)

Cash flows from financing activities:
Long-term debt repayments	(1,789)	(58,033)
Borrowings of long-term debt	—	40,000
Short-term borrowings — three months or less, net	10,000	17,200
Payments on obligations under capital lease, net	(39)	(130)
Proceeds from sale and leaseback transactions	—	1,669
Debt issuance costs	(98)	—
Excess tax benefit from share-based compensation	851	1,291
Proceeds received from exercise of stock options	962	1,536
Employee withholding payments on share-based compensation	(1,442)	—
Cash provided by financing activities	8,445	3,533

Increase (decrease) in cash and cash equivalents	10,398	(2,203)

Cash and cash equivalents at beginning of period	10,809	5,541

Cash and cash equivalents at end of period	$21,207	$3,338

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

Note 3.           Acquisitions

We completed nine acquisitions during the first half of 2008. Aggregate consideration for these acquisitions was approximately $22.4 million, including $1.6 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $29.0 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$262
Other intangibles	3,674
Goodwill	18,520
Other assets	57
Liabilities assumed	(73)
Aggregate purchase price	$22,440

The allocations of purchase price are preliminary and will be subjected to further analysis during the remainder of 2008. The other intangible assets will be amortized up to ten years and consist primarily of customer relationships, covenants not to compete and company name valuation.

Note 4.           Goodwill

A summary of changes to goodwill during the six months ended June 30, 2008 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total
Balance at December 31, 2007	$332,482	$7,589	$60,457	$43,095	$443,623
Goodwill added through acquisitions	17,416	—	—	1,104	18,520
Adjustments to previously recorded goodwill (1)	2,260	—	—	(9,825)	(7,565)
Balance at June 30, 2008	$352,158	$7,589	$60,457	$34,374	$454,578

(1)          Adjustments to previously recorded goodwill primarily relate to earn-out payments, translation adjustments and other purchase price adjustments. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

(2)          Other is comprised of international and school operations.

Note 5.           Comprehensive Income

The following table sets forth the computation of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net (loss) income	$(1,672)	$10,156	$10,374	$20,308
Foreign currency translation adjustments arising during the period	(1,703)	549	(1,363)	527
Comprehensive (loss) income	$(3,375)	$10,705	$9,011	$20,835

Note 6.           Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	December 31
	2008	2007
7.75% senior notes due 2013, net of discount of approximately $0.7 million and $0.8 million in 2008 and 2007, respectively	$149,273	$149,203
Senior secured credit facility	79,300	69,300
Obligations under capital leases	674	892
Notes payable and other	4,335	4,416
	233,582	223,811
Less current portion	3,170	3,320
	$230,412	$220,491

Note 7.           Earnings Per Share

The following data shows the amounts used in computing earnings (loss) per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
(Loss) income from continuing operations	$(1,569)	$10,279	$10,531	$20,570
Attributable to preferred shareholders	—	1,485	1,519	2,972
Attributable to common shareholders	$(1,569)	$8,794	$9,012	$17,598

Loss from discontinued operations, net of tax	$(103)	$(123)	$(157)	$(262)
Attributable to preferred shareholders	—	(18)	(23)	(38)
Attributable to common shareholders	$(103)	$(105)	$(134)	$(224)

Net (loss) income	$(1,672)	$10,156	$10,374	$20,308
Attributable to preferred shareholders(1)	—	1,467	1,496	2,934
Attributable to common shareholders	$(1,672)	$8,689	$8,878	$17,374

Weighted average number of common shares used in basic earnings per common share	28,466	28,180	28,401	28,143
Effect of dilutive securities:
Stock options	—	286	130	284
Restricted stock	—	33	—	68

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,466	28,499	28,531	28,495

Basic (loss) earnings per common share:
From continuing operations	$(0.06)	$0.31	$0.32	$0.63
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Basic (loss) earnings per common share	$(0.06)	$0.31	$0.31	$0.62

Diluted (loss) earnings per common share:
From continuing operations	$(0.06)	$0.31	$0.32	$0.62
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)
Diluted (loss) earnings per common share	$(0.06)	$0.30	$0.31	$0.61

(1) Preferred shareholders are not contractually obligated to share in a net loss at anytime during the year.

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Stock options	413	—	—	—
Restricted shares	304	156	304	178

Note 8.           Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals

Three months ended June 30:
2008
Revenues (2)	$273,728	$40,623	$58,426	$12,601	$385,378
Operating income (2)(3)	4,941	2,777	7,292	(13,076)	1,934
Total assets	587,908	25,213	132,709	141,350	887,180
Capital expenditures	1,717	—	178	3,519	5,414
Depreciation and amortization (2)	2,333	—	604	2,667	5,604

2007
Revenues (2)	$266,893	$40,873	$49,522	$5,735	$363,023
Operating income (2)	26,706	2,892	4,365	(12,903)	21,060
Total assets	538,500	31,805	134,131	66,866	771,302
Capital expenditures	2,396	—	358	3,310	6,064
Depreciation and amortization (2)	2,490	—	500	1,869	4,859

Six months ended June 30:
2008
Revenues (2)	$542,600	$82,318	$111,501	$24,358	$760,777
Operating income (2)(3)	34,524	5,862	12,210	(27,013)	25,583
Capital expenditures	3,491	—	385	5,507	9,383
Depreciation and amortization (2)	4,708	—	1,071	5,057	10,836

2007
Revenues (2)	$511,502	$82,552	$96,183	$11,281	$701,518
Operating income (2)	54,490	5,809	7,435	(25,892)	41,842
Capital expenditures	4,816	—	511	5,833	11,160
Depreciation and amortization (2)	4,805	—	1,002	3,719	9,526

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the operations of Washington, D.C. and New Mexico, which were discontinued effective March 31, 2006 and October 31, 2006, respectively.

(3)          Three months and six months ended June 30, 2008 includes a $24.4 million charge related to four separate legal cases within our CSG segment. See Note 10 for further discussion.

Note 9.           Share-Based Compensation

A summary of changes to outstanding shares during the six months ended June 30, 2008 follows:

		Restricted Stock
		Performance-	Service-
	Options	Based	Based

Outstanding at December 31, 2007	551	394	435
Exercised/issued	(138)	(60)	(117)
Forfeited/cancelled	—	—	(14)
Outstanding at June 30, 2008	413	334	304

Total share-based compensation expense by type of award was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Stock options	$—	$17	$—	$33
Restricted stock, service-based	707	1,317	1,371	2,257
Restricted stock, performance-based	430	1,478	862	2,082
Total share-based compensation expense	1,137	2,812	2,233	4,372
Tax effect	442	1,096	868	1,701
Share-based compensation expense, net of tax	$695	$1,716	$1,365	$2,671

Note 10.         Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million which we appealed to the Fifth Circuit Court of Appeals. In June 2008 the Court of Appeals affirmed the judgment but denied AISL’s petition for attorney fees and pre-judgment interest. We filed a Motion for Rehearing which was denied in July 2008 thus ending the litigation. We made provisions in our condensed consolidated financial statements for the liability that resulted from final adjudication of this matter.

In October 2005, a lawsuit was filed in Fulton County, Georgia Court styled Freddie Fitts v. Res-Care, Inc., et al. The lawsuit sought unspecified damages for permanent injuries received by Mr. Fitts in an October 2003 automobile accident involving one of our vehicles. In February 2006, we transferred the case to the U.S. District Court, Northern District of Georgia, Atlanta Division. We admitted liability and in June 2008 settled the lawsuit during trial. We have made provisions in our condensed consolidated financial statements for the liability that resulted from final adjudication of this matter.

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also sought attorneys’ fees and punitive damages against RCCA Services. We initiated settlement discussions which were successful after the second quarter of 2008, thus ending the litigation. We have made provisions in our condensed consolidated financial statements for the liability that resulted from final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. Trial commenced in June 2008 on the issue of damages only and the jury returned a verdict of $6.0 million which was entered as a judgment in August. We believe the amount awarded by the jury is excessive and contradicts various rulings of the Court before and during trial which limited the amount of damages the jury could have awarded to a significantly lower amount. Omega has also sought unspecified prejudgment interest, attorneys’ fees and costs, which we have challenged. We intend to vigorously pursue various post-trial motions, as well as appeals if necessary. We have made a provision in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

As a result of the above settlements and court actions, the Company recorded a pretax charge to the condensed consolidated statements of income during the second quarter in the aggregate amount of $24.4 million. In addition, we are a party to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We believe that, generally, these claims are without merit. Further, many of such claims may be covered by insurance. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Note 11.         Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exceptions. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The partial adoption of SFAS 157 did not have a material effect on the condensed consolidated financial statements. We are currently evaluating the provisions for non financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We did not elect the fair value option for any of our existing financial instruments as of June 30, 2008, and we have not determined whether or not we will elect this option for financial instruments which may be acquired in the future.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,012	$5,056	$9,139	$—	$21,207
Accounts receivable, net	40,738	174,320	4,894	—	219,952
Refundable income taxes	3,071	—	(20)	—	3,051
Deferred income taxes	25,235	—	10	—	25,245
Non-trade receivables	693	6,342	4,712	(3,962)	7,785
Prepaid expenses and other current assets	5,962	6,023	141	—	12,126
Total current assets	82,711	191,741	18,876	(3,962)	289,366

Property and equipment, net	37,888	45,231	641	—	83,760
Goodwill	85,765	334,819	33,994	—	454,578
Other intangible assets, net	4,302	29,788	8,421	—	42,511
Investment in subsidiaries	606,622	—	—	(606,622)	—
Other assets	11,667	5,159	139	—	16,965
	$828,955	$606,738	$62,071	$(610,584)	$887,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,085	$21,854	$3,226	$—	$51,165
Accrued expenses	67,375	50,711	908	—	118,994
Current portion of long-term debt	(1,793)	2,824	6,026	(3,962)	3,095
Current portion of obligations under capital leases	13	62	—	—	75
Total current liabilities	91,680	75,451	10,160	(3,962)	173,329

Intercompany	30,466	(74,467)	44,001	—	—
Long-term liabilities	33,312	2,002	326	—	35,640
Long-term debt	228,573	1,240	—	—	229,813
Obligations under capital leases	26	573	—	—	599
Deferred gains	1,872	2,617	—	—	4,489
Deferred income taxes	24,506	—	(5)	—	24,501
Total liabilities	410,435	7,416	54,482	(3,962)	468,371

Minority interests	—	289	—	—	289

Total shareholders’ equity	418,520	599,033	7,589	(606,622)	418,520
	$828,955	$606,738	$62,071	$(610,584)	$887,180

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$74,197	$303,102	$8,079	$—	$385,378

Operating expenses	99,829	276,258	7,357	—	383,444
Operating (loss) income	(25,632)	26,844	722	—	1,934

Other (income) expenses:
Interest, net	4,541	(21)	(17)	—	4,503
Equity in earnings of subsidiaries	(17,618)	—	—	17,618	—
Total other (income) expenses	(13,077)	(21)	(17)	17,618	4,503

Income (loss) from continuing operations, before income taxes	(12,555)	26,865	739	(17,618)	(2,569)
Income tax (benefit) expense	(10,883)	9,618	265	—	(1,000)
(Loss) income from continuing operations	(1,672)	17,247	474	(17,618)	(1,569)
Loss from discontinued operations, net of tax	—	(103)	—	—	(103)

Net (loss) income	$(1,672)	$17,144	$474	$(17,618)	$(1,672)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$148,668	$596,192	$15,917	$—	$760,777

Operating expenses	173,752	546,826	14,616	—	735,194
Operating (loss) income	(25,084)	49,366	1,301	—	25,583

Other (income) expenses:
Interest, net	9,214	(59)	(58)	—	9,097
Equity in earnings of subsidiaries	(32,284)	—	—	32,284	—
Total other (income) expenses	(23,070)	(59)	(58)	32,284	9,097

(Loss) income from continuing operations, before income taxes	(2,014)	49,425	1,359	(32,284)	16,486
Income tax (benefit) expense	(12,388)	17,852	491	—	5,955
Income from continuing operations	10,374	31,573	868	(32,284)	10,531
Loss from discontinued operations, net of tax	—	(157)	—	—	(157)

Net income	$10,374	$31,416	$868	$(32,284)	$10,374

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$72,570	$289,505	$948	$—	$363,023

Operating expenses	76,591	264,554	818	—	341,963
Operating (loss) income	(4,021)	24,951	130	—	21,060

Other (income) expenses:
Interest, net	2,144	2,650	41	—	4,835
Equity in earnings of subsidiaries	(14,061)	—	—	14,061	—
Total other (income) expenses	(11,917)	2,650	41	14,061	4,835

Income from continuing operations, before income taxes	7,896	22,301	89	(14,061)	16,225
Income tax (benefit) expense	(2,260)	8,173	33	—	5,946
Income from continuing operations	10,156	14,128	56	(14,061)	10,279
Loss from discontinued operations, net of tax	—	(123)	—	—	(123)

Net income	$10,156	$14,005	$56	$(14,061)	$10,156

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$144,408	$555,373	$1,737	$—	$701,518

Operating expenses	147,014	511,197	1,465	—	659,676
Operating (loss) income	(2,606)	44,176	272	—	41,842

Other (income) expenses:
Interest, net	4,220	5,087	65	—	9,372
Equity in earnings of subsidiaries	(24,632)	—	—	24,632	—
Total other (income) expenses	(20,412)	5,087	65	24,632	9,372

Income from continuing operations, before income taxes	17,806	39,089	207	(24,632)	32,470
Income tax (benefit) expense	(2,502)	14,326	76	—	11,900
Income from continuing operations	20,308	24,763	131	(24,632)	20,570
Loss from discontinued operations, net of tax	—	(262)	—	—	(262)

Net income	$20,308	$24,501	$131	$(24,632)	$20,308

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$10,374	$31,416	$868	$(32,284)	$10,374
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,253	5,201	389	—	10,843
Amortization of discount and deferred debt issuance costs on notes	592	—	—	—	592
Share-based compensation	2,233	—	—	—	2,233
Deferred income tax expense	(1,987)	—	(10)	—	(1,997)
Excess tax benefit from share-based compensation	(851)	—	—	—	(851)
Provision for losses on accounts receivable	—	3,519	—	—	3,519
Gain on sale of assets	—	(49)	—	—	(49)
Equity in earnings of subsidiaries	(32,284)	—	—	32,284	—
Changes in operating assets and liabilities	101,867	(96,182)	(2,670)	3,962	6,977
Cash provided by (used in) operating activities	85,197	(56,095)	(1,423)	3,962	31,641
Investing activities:
Purchases of property and equipment	(5,984)	(3,242)	(157)	—	(9,383)
Acquisitions of businesses	—	(20,840)	—	—	(20,840)
Proceeds from sale of assets	—	535	—	—	535
Cash used in investing activities	(5,984)	(23,547)	(157)	—	(29,688)
Financing activities:
Long-term debt repayments	(1,789)	—	—	—	(1,789)
Borrowings of long-term debt	—	—	—	—	—
Short-term borrowings (repayments) – three months or less, net	9,787	(1,851)	6,026	(3,962)	10,000
Payments on obligations under capital leases, net	—	(39)	—	—	(39)
Debt issuance costs	(98)	—	—	—	(98)
Net payments relating to intercompany financing	(81,851)	82,864	(1,013)	—	—
Excess tax benefit from share-based compensation	851	—	—	—	851
Proceeds received from exercise of stock options	962	—	—	—	962
Employee withholding payments on share-based compensation	(1,442)	—	—	—	(1,442)
Cash (used in) provided by financing activities	(73,580)	80,974	5,013	(3,962)	8,445
Increase in cash and cash equivalents	5,633	1,332	3,433	—	10,398
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$7,012	$5,056	$9,139	$—	$21,207

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$20,308	$24,501	$131	$(24,632)	$20,308
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,363	5,168	12	—	9,543
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	537	—	—	—	537
Share-based compensation	4,372	—	—	—	4,372
Deferred income tax expense	2,531	—	(1)	—	2,530
Excess tax benefit from share-based compensation	(1,291)	—	—	—	(1,291)
Provision for losses on accounts receivable	—	2,934	—	—	2,934
(Gain) loss on sale of assets	—	(111)	—	—	(111)
Equity in earnings of subsidiaries	(24,632)	—	—	24,632	—
Changes in operating assets and liabilities	72,973	(74,074)	(2,672)	—	(3,773)
Cash provided by (used in) operating activities	79,161	(41,250)	(2,530)	—	35,381
Investing activities:
Purchases of property and equipment	(5,942)	(5,217)	(1)	—	(11,160)
Acquisitions of businesses	—	(30,338)	—	—	(30,338)
Proceeds from sale of assets	—	381	—	—	381
Cash used in investing activities	(5,942)	(35,174)	(1)	—	(41,117)
Financing activities:
Long-term debt repayments	(55,091)	(2,942)	—	—	(58,033)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings – three months or less, net	17,200	—	—	—	17,200
Payments on obligations under capital leases	—	(130)	—	—	(130)
Proceeds from sale and leaseback transactions	—	1,669	—	—	1,669
Net payments relating to intercompany financing	(80,712)	79,782	930	—	—
Excess tax benefit from share-based compensation	1,291	—	—	—	1,291
Proceeds received from exercise of stock options	1,536	—	—	—	1,536
Cash (used in) provided by financing activities	(75,776)	78,379	930	—	3,533
(Decrease) increase in cash and cash equivalents	(2,557)	1,955	(1,601)	—	(2,203)
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$(361)	$1,981	$1,718	$—	$3,338

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

Our growing ResCare HomeCare business, also in the Community Services segment, offers personalized services to seniors and individuals of all ages, physical conditions and cognitive abilities recovering from illness, injury, surgery, living with a chronic disability or dealing with the natural process of aging. We provide professional nursing, personal care and support, homemaking, respite and other services in the home, the hospital or long-term care facilities to augment the institutional care. Reimbursement can be through insurance, contracts with hospitals and/or long-term care facilities or private pay from the individuals and their families receiving the care. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2007 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2008, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Dollars in thousands)

Revenues:
Community Services (1)	$273,728	$266,893	$542,600	$511,502
Job Corps Training Services	40,623	40,873	82,318	82,552
Employment Training Services	58,426	49,522	111,501	96,183
Other (3)	12,601	5,735	24,358	11,281
Consolidated	$385,378	$363,023	$760,777	$701,518

Operating income:
Community Services (1) (2)	$4,941	$26,706	$34,524	$54,490
Job Corps Training Services	2,777	2,892	5,862	5,809
Employment Training Services	7,292	4,365	12,210	7,435
Other (3) (4)	1,565	1,360	2,400	1,477
Total Operating Expenses (5)	(14,641)	(14,263)	(29,413)	(27,369)
Consolidated	$1,934	$21,060	$25,583	$41,842

Operating margin:
Community Services (1) (2)	1.8%	10.0%	6.4%	10.7%
Job Corps Training Services	6.8%	7.1%	7.1%	7.0%
Employment Training Services	12.5%	8.8%	11.0%	7.7%
Other (3) (4)	12.4%	23.7%	9.9%	13.1%
Total Operating Expenses (5)	(3.8)%	(3.9)%	(3.9)%	(3.9)%
Consolidated	0.5%	5.8%	3.4%	6.0%

(1)          Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.

(2)          Three months and six months ended June 30, 2008 includes a $24.4 million charge related to four separate legal cases within our CSG segment. See Note 10 for further discussion.

(3)          Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(4)          Six months ended June 30, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools.

(5)          Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2008 increased 6.2% and 8.5%, respectively, over the same periods in 2007. These increases were primarily related to acquisitions in the Community Services and Other segments, as well as new contracts in the Employment Training Services segment. Revenues are more fully described in the segment discussions.

Consolidated operating income for the quarter ended June 30, 2008, was $1.9 million compared to $21.1 million for the same period in 2007. The decrease in operating income was primarily due to the recording of a $24.4 million charge in the 2008 second quarter, which related to the estimated costs of four legal cases in the Community Services segment. Consolidated operating margins were 0.5% and 5.8% for the quarterly periods in 2008 and 2007, respectively. The $24.4 million legal charge reduced the 2008 margins by 6.3 percentage points. The overall decrease in margins was primarily due to the legal charge, but was favorably offset by $1.7 million in lower share-based compensation expense and more favorable margins in our Employment Training Services segment in the 2008 quarterly period.

Consolidated operating income for the six months ended June 30, 2008 was $25.6 million compared to $41.8 million for the same period in 2007. Consolidated operating margins were 3.4% and 6.0% for the six month periods in 2008 and 2007, respectively. The reductions in 2008 operating income and margins was primarily related to the $24.4 million legal charge. The legal charge reduced the first half 2008 operating margins by 3.2 percentage points. Operating income is more fully described in the segment discussions.

Net interest expense decreased $0.3 million for the second quarter and for the six months ended June 30, 2008, compared to the same periods in 2007. The decreases were attributable to lower rates. Our effective income tax rate for the six months ended June 30, 2008 was 36.1% as compared to 36.7% over the same period in 2007. The decrease in the effective rate was due primarily to the legal charge.

Community Services

Community Services revenues for the quarter and six months ended June 30, 2008 increased by 2.6% and 6.1%, respectively over the same periods in 2007. These increases were due primarily to acquisition growth, which were partially offset by softness in the HomeCare business. Operating margin decreased from 10.0% in the second quarter of 2007 to 1.8% in the same period in 2008 and from 10.7% to 6.4% for the six months ended June 30, 2007 and 2008. The reduction in operating margin was primarily due to the $24.4 million legal charge discussed above, which was partially offset by expense control. The legal charge reduced operating margins for the three and six months ended June 30, 2008 by 8.9 and 4.5 percentage points, respectively.

Job Corps Training Services

Job Corps Training Services revenues remained consistent for the quarter and six months ended June 30, 2008 and 2007. Operating margin decreased from 7.1% in the second quarter of 2007 to 6.8% in the same period in 2008 and increased from 7.0% in the six months ended June 30, 2007 to 7.1% for the same period in 2008.

Employment Training Services

Employment Training Services revenues increased 18.0% in the quarter and 15.9% in the six months ended June 30, 2008 over the same periods in 2007, due primarily to the ramping up of the Arizona and Indiana contracts. Operating margin increased from 8.8% in the second quarter of 2007 to 12.5% in the same period in 2008, due primarily to higher costs incurred during 2007 to initiate the New York Back to Work Program, as well as performance incentives received on certain contracts in 2008. Operating margin increased from 7.7% in the six months ended June 30, 2007 to 11.0% in the first six months of 2008 for the same reasons.

Other

Included in Other is our international job training and placement agencies, as well as a portion of our business dedicated to operating domestic charter and alternative education schools. Revenues increased from $5.7 million in the 2007 second quarter to $12.6 million in the same period in 2008 and from $11.3 million for the six month period ended June 30, 2007 to $24.4 million in the same period in 2008. This increase was primarily related to the late 2007 acquisitions in the international job training and placement agency business. International revenues related to these acquisitions were approximately $7.2 million and $14.2 million for the quarter and six months ended June 30, 2008, respectively. Operating margin decreased from 23.7% in the second quarter ended June 30, 2007 to 12.4% in the comparable period in 2008, and from 13.1% in the six months ended June 30, 2007 to 9.9% in the 2008 six month period. The lower margins in the 2008 reporting periods are due primarily to the low operating income in the international business, which is caused by slower than anticipated revenue growth and higher than anticipated integration costs.

Financial Condition, Liquidity and Capital Resources

Total assets increased 6.3% in 2008 over balances at December 31, 2007. This increase was primarily due to growth from acquisitions. Goodwill and other intangible assets increased $21.1 million from December 31, 2007, primarily as a result of the acquisitions completed during the first six months of 2008.

Cash and cash equivalents were $21.2 million at June 30, 2008, as compared to $10.8 million at December 31, 2007. The increase in cash and cash equivalents is primarily related to proceeds from short-term borrowings needed for working capital purposes. Cash provided from operations for the six months ended June 30, 2008 was $31.6 million compared to $35.4 million for the six months ended June 30, 2007. The decrease in cash provided from operations was primarily related to the increase in accounts receivable discussed below.

Net accounts receivable at June 30, 2008 increased to $220.0 million, compared to $206.5 million at December 31, 2007 due primarily to acquisition-related growth. Days revenue in net accounts receivable were 49.4 days at June 30, 2008 compared with 49.0 days at December 31, 2007.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new facilities and programs, and our need for sufficient working capital for general corporate purposes. Since most of our facilities and programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flows and borrowings under our revolving credit facility.

Capital expenditures were consistent with our historical experience. We invested $9.4 million during the first six months of 2008 on purchases of property and equipment. We also used $20.8 million on acquisitions.

Our financing activities included a net borrowing on the revolver of $10 million, offset by payments of debt and capital lease obligations of $1.8 million for the first six months of 2008. This compares to net borrowings on the revolver of $57.2 million, offset by payments of debt and capital lease obligations of $58.2 million for the same period in 2007. Stock option exercise activity resulted in $1.0 million in proceeds for the 2008 period versus $1.5 million in 2007.

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

As of June 30, 2008, we had $120.1 million available under the revolver with an outstanding balance of $79.3 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of June 30, 2008, the weighted average interest rate was 4.06%. As of June 30, 2008, we had irrevocable standby letters of credit in the principal amount of $50.6 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.38% as of June 30, 2008. The commitment fee on the unused balance was 0.3%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of June 30, 2008 and although the $24.4 million legal charge recorded in the three months ended June 30, 2008 negatively impacted the calculation of certain bank covenants, we believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources are approximately 59% through Medicaid reimbursement, 11% from the DOL and 30% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2008 or 2007.

Impact of Recently Issued Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $79.3 million as of June 30, 2008 and $69.3 million as of December 31, 2007. A 100 basis point movement in the interest rate would result in an approximate $0.8 million annualized effect on interest expense and cash flows.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 4.            Submission of Matters to a Vote of Security Holders

(a)                                  On June 27, 2008, ResCare held its regular annual meeting of shareholders in Louisville, Kentucky. The common and preferred shareholders present at the meeting, in person or by proxy, were entitled to cast 31,876,595 shares on a common-share equivalent basis, or 93.6% of the 34,040,425 votes that all eligible shareholders were entitled to cast.

(b)                                 At the annual meeting, the following four directors were elected to serve as directors. Mr. Bloem will serve as a Class II director whose term ends in 2009. The other directors were elected to three-year terms as Class I directors.

NAME	VOTES FOR	VOTES WITHHELD
James H. Bloem	31,281,105	595,490
William E. Brock	30,946,937	929,658
Robert E. Hallagan	31,046,859	829,736
Olivia F. Kirtley	31,160,234	716,361

(c)                                  The Company’s shareholders also ratified the appointment of KPMG LLP as independent auditors for ResCare for the 2008 fiscal year.

Votes for	31,710,674
Votes against	149,791
Votes abstaining	16,128

(d)                                 The Company’s shareholders approved an amendment to the ResCare, Inc. 2005 Omnibus Incentive Compensation Plan to increase the number of authorized shares by 2,000,000.

Votes for	26,077,170
Votes against	4,548,926
Votes abstaining	22,725

(e)                                  As provided under ResCare’s Article of Incorporation, the preferred shareholders unanimously elected Robert LeBlanc and Ralph G. Gronefeld, Jr. for terms of one and two years, respectively, to our two board positions elected by preferred shareholders.

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

Item 6.         Exhibits

(a) Exhibits

10.1	Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan as amended effective June 27, 2008 (filed herewith).

10.2	Employment Agreement between Res-Care, Inc. and Richard L. Tinsley (filed herewith).

10.3	Employment Agreement between Res-Care, Inc. and David S. Waskey (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 11, 2008	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 11, 2008	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer