Form 10-Q
period 2008-09-30
RES CARE INC /KY/
filed 2008-11-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2008 was 29,440,438.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30	December 31
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$14,321	$10,809
Accounts receivable, net of allowance for doubtful accounts of $19,167 in 2008 and $15,831 in 2007	220,214	206,529
Refundable income taxes	1,702	2,465
Deferred income taxes	23,389	17,959
Non-trade receivables	6,190	9,445
Prepaid expenses and other current assets	13,870	12,365
Total current assets	279,686	259,572
Property and equipment, net	84,066	83,336
Goodwill	468,105	443,623
Other intangible assets, net	43,486	32,412
Other assets	15,845	15,600
Total assets	$891,188	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$52,922	$54,650
Accrued expenses	110,055	90,496
Current portion of long-term debt	2,839	3,238
Current portion of obligations under capital leases	77	82
Accrued income taxes	1,209	1,559
Total current liabilities	167,102	150,025
Long-term liabilities	33,766	33,465
Long-term debt	230,454	219,681
Obligations under capital leases	579	810
Deferred gains	4,227	4,479
Deferred income taxes	26,092	19,212
Total liabilities	462,220	427,672

Minority interests	381	2
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2008 and 2007	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,877,342 in 2008 and 29,779,435 in 2007, outstanding 29,440,879 in 2008 and 29,161,293 in 2007	50,531	50,412
Additional paid-in capital	90,530	86,079
Retained earnings	243,454	221,574
Accumulated other comprehensive (loss) income	(2,537)	2,195
Total shareholders’ equity	428,587	406,869
Total liabilities and shareholders’ equity	$891,188	$834,543

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Revenues	$387,923	$364,598	$1,148,700	$1,066,116
Facility and program expenses	350,165	328,622	1,056,102	961,235
Facility and program contribution	37,758	35,976	92,598	104,881

Corporate general and administrative expenses	15,085	13,127	44,342	40,190

Operating income	22,673	22,849	48,256	64,691

Interest expense, net	4,531	4,659	13,628	14,031
Income from continuing operations before income taxes	18,142	18,190	34,628	50,660
Income tax expense	6,514	6,667	12,469	18,567
Income from continuing operations	11,628	11,523	22,159	32,093
Loss from discontinued operations, net of tax	(122)	(136)	(279)	(398)
Net income	11,506	11,387	21,880	31,695

Net income attributable to preferred shareholders	1,650	1,637	3,149	4,571
Net income attributable to common shareholders	$9,856	$9,750	$18,731	$27,124

Basic earnings (loss) per common share:
From continuing operations	$0.35	$0.34	$0.67	$0.97
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Basic earnings per common share	$0.35	$0.34	$0.66	$0.96

Diluted earnings (loss) per common share:
From continuing operations	$0.35	$0.34	$0.66	$0.96
From discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Diluted earnings per common share	$0.34	$0.34	$0.65	$0.95

Weighted average number of common shares:
Basic	28,553	28,337	28,425	28,185
Diluted	28,747	28,648	28,617	28,538

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2008	2007

Cash flows from operating activities:
Net income	$21,880	$31,695
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,454	14,654
Impairment charge	—	332
Amortization of discount and deferred debt issuance costs on notes	891	806
Share-based compensation	3,577	5,361
Deferred income taxes, net	1,450	2,528
Excess tax benefit from share-based compensation	(1,049)	(1,724)
Provision for losses on accounts receivable	5,221	4,581
Loss on sale of assets	11	110
Changes in operating assets and liabilities	(1,111)	8,632
Cash provided by operating activities	47,324	66,975

Cash flows from investing activities:
Purchases of property and equipment	(14,150)	(16,220)
Acquisitions of businesses	(38,979)	(33,444)
Proceeds from sale of assets	571	534
Cash used in investing activities	(52,558)	(49,130)

Cash flows from financing activities:
Long-term debt repayments	(1,589)	(58,966)
Borrowings of long-term debt	—	40,000
Short-term borrowings – three months or less, net	10,000	—
Payments on obligations under capital lease	(57)	(174)
Proceeds from sale and leaseback transactions	—	1,669
Debt issuance costs	(118)	—
Excess tax benefit from share-based compensation	1,049	1,724
Proceeds received from exercise of stock options	1,339	2,144
Employee withholding payments on share-based compensation	(1,446)	—
Cash provided by (used in) financing activities	9,178	(13,603)

Effect of exchange rate changes on cash and cash equivalents	(432)	—

Increase in cash and cash equivalents	3,512	4,242

Cash and cash equivalents at beginning of period	10,809	5,541

Cash and cash equivalents at end of period	$14,321	$9,783

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

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

Note 3.               Acquisitions

We completed fourteen acquisitions during the first nine months of 2008. Aggregate consideration for these acquisitions was approximately $40.8 million, including $1.8 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $57.7 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$419
Other intangibles	6,360
Goodwill	33,963
Other assets	94
Liabilities assumed	(73)
Aggregate purchase price	$40,763

The allocations of purchase price are preliminary and will be subjected to further analysis. The other intangible assets will be amortized up to ten years and consist primarily of customer relationships, covenants not to compete and company name valuation.

Note 4.               Goodwill

A summary of changes to goodwill during the nine months ended September 30, 2008 is as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at December 31, 2007	$332,482	$7,589	$60,457	$43,095	$443,623
Goodwill added through acquisitions	32,887	—	—	1,076	33,963
Purchase price allocation adjustments	—	—	—	(8,779)	(8,779)
Other adjustments to previously recorded goodwill (1)	2,147	—	—	(2,849)	(702)
Balance at September 30, 2008	$367,516	$7,589	$60,457	$32,543	$468,105

(1)   Adjustments to previously recorded goodwill primarily relate to earn-out payments, translation adjustments and other purchase price adjustments. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

(2)   Other is comprised of international and school operations.

Note 5.               Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net income	$11,506	$11,387	$21,880	$31,695
Foreign currency translation adjustments arising during the period	(3,369)	381	(4,732)	908
Comprehensive income	$8,137	$11,768	$17,148	$32,603

Note 6.               Debt

Long-term debt and obligations under capital leases consist of the following:

	Sept. 30	Dec. 31
	2008	2007

7.75% senior notes due 2013, net of discount of approximately $0.7 million and $0.8 million in 2008 and 2007, respectively	$149,307	$149,203
Senior secured credit facility	79,300	69,300
Obligations under capital leases	656	892
Notes payable and other	4,686	4,416
	233,949	223,811
Less current portion	2,916	3,320
	$231,033	$220,491

Note 7.               Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Income from continuing operations	$11,628	$11,523	$22,159	$32,093
Attributable to preferred shareholders	1,667	1,657	3,189	4,629
Attributable to common shareholders	$9,961	$9,866	$18,970	$27,464

Loss from discontinued operations, net of tax	$(122)	$(136)	$(279)	$(398)
Attributable to preferred shareholders	(17)	(20)	(40)	(58)
Attributable to common shareholders	$(105)	$(116)	$(239)	$(340)

Net income	$11,506	$11,387	$21,880	$31,695
Attributable to preferred shareholders	1,650	1,637	3,149	4,571
Attributable to common shareholders	$9,856	$9,750	$18,731	$27,124

Weighted average number of common shares used in basic earnings per common share	28,553	28,337	28,425	28,185
Effect of dilutive securities:
Stock options	79	246	97	263
Restricted stock	115	65	95	90

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,747	28,648	28,617	28,538

Basic earnings (loss) per common share:
From continuing operations	$0.35	$0.34	$0.67	$0.97
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Basic earnings per common share	$0.35	$0.34	$0.66	$0.96

Diluted earnings (loss) per common share:
From continuing operations	$0.35	$0.34	$0.66	$0.96
From discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Diluted earnings per common share	$0.34	$0.34	$0.65	$0.95

There were no average shares excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007.

Note 8.               Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals

Three months ended September 30:
2008
Revenues (2)	$282,619	$39,952	$55,140	$10,212	$387,923
Operating income (2)	30,185	2,974	5,229	(15,715)	22,673
Total assets	607,724	30,960	133,873	118,631	891,188
Capital expenditures	3,080	—	382	1,305	4,767
Depreciation and amortization (2)	2,506	—	613	2,491	5,610

2007
Revenues (2)	$270,354	$40,074	$50,904	$3,266	$364,598
Operating income (2)	27,674	2,896	6,001	(13,722)	22,849
Total assets	538,580	31,833	136,321	74,213	780,947
Capital expenditures	2,468	—	296	2,296	5,060
Depreciation and amortization (2)	2,586	—	492	2,026	5,104

Nine months ended September 30:
2008
Revenues (2)	$825,219	$122,270	$166,641	$34,570	$1,148,700
Operating income (2) (3)	64,709	8,836	17,439	(42,728)	48,256
Capital expenditures	6,571	—	767	6,812	14,150
Depreciation and amortization (2)	7,214	—	1,684	7,548	16,446

2007
Revenues (2)	$781,856	$122,626	$147,087	$14,547	$1,066,116
Operating income (2)	82,164	8,705	13,436	(39,614)	64,691
Capital expenditures	7,285	—	807	8,128	16,220
Depreciation and amortization (2)	7,391	—	1,494	5,745	14,630

(1)   All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)   Amounts for both Community Services and the Consolidated Totals have been restated to exclude the operations of Washington, D.C. and New Mexico, which were discontinued effective March 31, 2006 and October 31, 2006, respectively.

(3)   Nine months ended September 30, 2008 includes a $24.4 million charge related to the resolution of three separate legal matters and the ongoing proceedings of another case within our CSG segment.

Note 9.               Share-Based Compensation

A summary of changes to outstanding shares during the nine months ended September 30, 2008 follows:

		Restricted Stock
		Performance-	Service-
	Options	Based	Based

Outstanding at December 31, 2007	551	394	435
Grants	—	9	190
Exercised/issued	(182)	(67)	(121)
Forfeited/cancelled	(10)	—	(24)
Outstanding at September 30, 2008	359	336	480

Total share-based compensation expense by type of award was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Stock options	$—	$16	$—	$49
Restricted stock, service-based	868	683	2,239	2,940
Restricted stock, performance-based	476	290	1,338	2,372
Total share-based compensation expense	1,344	989	3,577	5,361
Tax effect	523	385	1,391	2,086
Share-based compensation expense, net of tax	$821	$604	$2,186	$3,275

Note 10.            Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. The Court of Appeals issued a ruling granting judgment for Omega and remanded the proceedings to the District Court to establish the actual amount of damages. A Petition for Writ of Certiorari filed with the U.S. Supreme Court in April 2007, was denied. Trial commenced in June 2008 on the issue of damages only and the jury returned a verdict of $6.0 million which was entered as a judgment in August. We believe the amount awarded by the jury is excessive and contradicts various rulings of the Court before and during trial which limited the amount of damages the jury could have awarded to a significantly lower amount. Omega has also sought unspecified pre-judgment interest, attorneys’ fees and costs, which we have challenged. We filed various post-trial motions which the Court heard in early November 2008.  We are awaiting the Court’s rulings and will appeal if necessary. We have made a provision in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

As reported in our Form 10-Q for the quarter ended June 30, 2008, during the second quarter we recorded a pretax charge of $24.4 million to income in connection with the resolution of three legal matters and the ongoing legal proceedings described in the preceding paragraph. ResCare or its affiliates are also parties to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Note 11.            Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The partial adoption of SFAS 157 did not have a material effect on the condensed consolidated financial statements. We are currently evaluating the provisions for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We did not elect the fair value option for any of our existing financial instruments as of September 30, 2008, and we have not determined whether or not we will elect this option for financial instruments which may be acquired in the future.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$(2,999)	$8,837	$8,483	$—	$14,321
Accounts receivable, net	38,130	177,392	4,692	—	220,214
Refundable income taxes	1,354	—	348	—	1,702
Deferred income taxes	23,380	—	9	—	23,389
Non-trade receivables	680	5,004	4,468	(3,962)	6,190
Prepaid expenses and other current assets	8,055	5,670	145	—	13,870
Total current assets	68,600	196,903	18,145	(3,962)	279,686

Property and equipment, net	37,558	45,920	588	—	84,066
Goodwill	85,778	350,374	31,953	—	468,105
Other intangible assets, net	4,165	31,555	7,766	—	43,486
Investment in subsidiaries	615,630	—	—	(615,630)	—
Other assets	10,686	5,026	133	—	15,845
	$822,417	$629,778	$58,585	$(619,592)	$891,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,611	$23,691	$2,620	$—	$52,922
Accrued expenses	51,833	57,379	843	—	110,055
Current portion of long-term debt	(1,358)	2,840	5,319	(3,962)	2,839
Current portion of obligations under capital leases	13	64	—	—	77
Accrued income taxes	798	—	411	—	1,209
Total current liabilities	77,897	83,974	9,193	(3,962)	167,102

Intercompany	28,196	(72,949)	44,753	—	—
Long-term liabilities	31,263	2,203	300	—	33,766
Long-term debt	228,607	1,847	—	—	230,454
Obligations under capital leases	23	556	—	—	579
Deferred gains	1,747	2,480	—	—	4,227
Deferred income taxes	26,097	—	(5)	—	26,092
Total liabilities	393,830	18,111	54,241	(3,962)	462,220

Minority interests	—	381	—	—	381

Total shareholders’ equity	428,587	611,286	4,344	(615,630)	428,587
	$822,417	$629,778	$58,585	$(619,592)	$891,188

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$73,669	$307,172	$7,082	$—	$387,923

Operating expenses	75,038	283,324	6,888	—	365,250
Operating (loss) income	(1,369)	23,848	194	—	22,673

Other (income) expenses:
Interest, net	4,576	5	(50)	—	4,531
Equity in earnings of subsidiaries	(15,348)	—	—	15,348	—
Total other (income) expenses	(10,772)	5	(50)	15,348	4,531

Income from continuing operations, before income taxes	9,403	23,843	244	(15,348)	18,142
Income tax (benefit) expense	(2,103)	8,531	86	—	6,514
Income from continuing operations	11,506	15,312	158	(15,348)	11,628
Loss from discontinued operations, net of tax	—	(122)	—	—	(122)

Net income	$11,506	$15,190	$158	$(15,348)	$11,506

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$222,337	$903,364	$22,999	$—	$1,148,700

Operating expenses	248,790	830,150	21,504	—	1,100,444
Operating (loss) income	(26,453)	73,214	1,495	—	48,256

Other (income) expenses:
Interest, net	13,790	(54)	(108)	—	13,628
Equity in earnings of subsidiaries	(47,632)	—	—	47,632	—
Total other (income) expenses	(33,842)	(54)	(108)	47,632	13,628

Income from continuing operations, before income taxes	7,389	73,268	1,603	(47,632)	34,628
Income tax (benefit) expense	(14,491)	26,383	577	—	12,469
Income from continuing operations	21,880	46,885	1,026	(47,632)	22,159
Loss from discontinued operations, net of tax	—	(279)	—	—	(279)

Net income	$21,880	$46,606	$1,026	$(47,632)	$21,880

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$72,500	$290,986	$1,112	$—	$364,598

Operating expenses	76,078	264,686	985	—	341,749
Operating (loss) income	(3,578)	26,300	127	—	22,849

Other (income) expenses:
Interest, net	(737)	5,320	76	—	4,659
Equity in earnings of subsidiaries	(13,187)	—	—	13,187	—
Total other expenses	(13,924)	5,320	76	13,187	4,659

Income from continuing operations, before income taxes	10,346	20,980	51	(13,187)	18,190
Income tax (benefit) expense	(1,041)	7,689	19	—	6,667
Income from continuing operations	11,387	13,291	32	(13,187)	11,523
Loss from discontinued operations, net of tax	—	(136)	—	—	(136)

Net income	$11,387	$13,155	$32	$(13,187)	$11,387

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$216,908	$846,359	$2,849	$—	$1,066,116

Operating expenses	223,092	775,883	2,450	—	1,001,425
Operating (loss) income	(6,184)	70,476	399	—	64,691

Other (income) expenses:
Interest, net	3,483	10,407	141	—	14,031
Equity in earnings of subsidiaries	(37,819)	—	—	37,819	—
Total other expenses	(34,336)	10,407	141	37,819	14,031

Income from continuing operations, before income taxes	28,152	60,069	258	(37,819)	50,660
Income tax (benefit) expense	(3,543)	22,015	95	—	18,567
Income from continuing operations	31,695	38,054	163	(37,819)	32,093
Loss from discontinued operations, net of tax	—	(398)	—	—	(398)

Net income	$31,695	$37,656	$163	$(37,819)	$31,695

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$21,880	$46,606	$1,026	$(47,632)	$21,880
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,949	8,017	488	—	16,454
Amortization of discount and deferred debt issuance costs on notes	891	—	—	—	891
Share-based compensation	3,577	—	—	—	3,577
Deferred income tax expense	1,459	—	(9)	—	1,450
Excess tax benefit from share-based compensation	(1,049)	—	—	—	(1,049)
Provision for losses on accounts receivable	—	5,221	—	—	5,221
Loss on sale of assets	—	11	—	—	11
Equity in earnings of subsidiaries	(47,632)	—	—	47,632	—
Changes in operating assets and liabilities	82,983	(89,024)	968	3,962	(1,111)
Cash provided by (used in) operating activities	70,058	(29,169)	2,473	3,962	47,324
Investing activities:
Purchases of property and equipment	(8,213)	(5,770)	(167)	—	(14,150)
Acquisitions of businesses	—	(38,979)	—	—	(38,979)
Proceeds from sale of assets	—	571	—	—	571
Cash used in investing activities	(8,213)	(44,178)	(167)	—	(52,558)
Financing activities:
Long-term debt repayments	(1,589)	—	—	—	(1,589)
Short-term borrowings (repayments) – three months or less, net	10,053	(1,410)	5,319	(3,962)	10,000
Payments on obligations under capital leases, net	—	(57)	—	—	(57)
Debt issuance costs	(118)	—	—	—	(118)
Net payments relating to intercompany financing	(75,511)	79,927	(4,416)	—	—
Excess tax benefit from share-based compensation	1,049	—	—	—	1,049
Proceeds received from exercise of stock options	1,339	—	—	—	1,339
Employee withholding payments on share-based compensation	(1,446)	—	—	—	(1,446)
Cash (used in) provided by financing activities	(66,223)	78,460	903	(3,962)	9,178
Effect of exchange rate on cash and cash equivalents	—	—	(432)	—	(432)
(Decrease) increase in cash and cash equivalents	(4,378)	5,113	2,777	—	3,512
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$(2,999)	$8,837	$8,483	$—	$14,321

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$31,695	$37,656	$163	$(37,819)	$31,695
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,908	7,729	17	—	14,654
Impairment charge	—	332	—	—	332
Amortization of discount and deferred debt issuance costs on notes	806	—	—	—	806
Share-based compensation	5,361	—	—	—	5,361
Deferred income tax expense	2,529	—	(1)	—	2,528
Excess tax benefit from share-based compensation	(1,724)	—	—	—	(1,724)
Provision for losses on accounts receivable	—	4,581	—	—	4,581
Loss on sale of assets	—	110	—	—	110
Equity in earnings of subsidiaries	(37,819)	—	—	37,819	—
Changes in operating assets and liabilities	98,510	(87,198)	(2,680)	—	8,632
Cash provided by (used in) operating activities	106,266	(36,790)	(2,501)	—	66,975
Investing activities:
Purchases of property and equipment	(8,364)	(7,846)	(10)	—	(16,220)
Acquisitions of businesses	—	(33,444)	—	—	(33,444)
Proceeds from sale of assets	—	534	—	—	534
Cash used in investing activities	(8,364)	(40,756)	(10)	—	(49,130)
Financing activities:
Long-term debt repayments	(55,918)	(3,048)	—	—	(58,966)
Borrowings of long-term debt	40,000	—	—	—	40,000
Short-term borrowings – three months or less, net	—	—	—	—	—
Payments on obligations under capital leases	—	(174)	—	—	(174)
Proceeds from sale and leaseback transactions	—	1,669	—	—	1,669
Net payments relating to intercompany financing	(80,853)	79,559	1,294	—	—
Excess tax benefit from share-based compensation	1,724	—	—	—	1,724
Proceeds received from exercise of stock options	2,144	—	—	—	2,144
Cash (used in) provided by financing activities	(92,903)	78,006	1,294	—	(13,603)
Increase (decrease) in cash and cash equivalents	4,999	460	(1,217)	—	4,242
Cash and cash equivalents at beginning of period	2,196	26	3,319	—	5,541
Cash and cash equivalents at end of period	$7,195	$486	$2,102	$—	9,783

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

The following Management’s Discussion and Analysis (MD&A) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A complements, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2007 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2008, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Dollars in thousands)

Revenues:
Community Services (1)	$282,619	$270,354	$825,219	$781,856
Job Corps Training Services	39,952	40,074	122,270	122,626
Employment Training Services	55,140	50,904	166,641	147,087
Other (3)	10,212	3,266	34,570	14,547
Consolidated	$387,923	$364,598	$1,148,700	$1,066,116

Operating income:
Community Services (1) (2)	$30,185	$27,674	$64,709	$82,164
Job Corps Training Services	2,974	2,896	8,836	8,705
Employment Training Services	5,229	6,001	17,439	13,436
Other (3) (4)	(685)	(487)	1,715	990
Total Operating Expenses (5)	(15,030)	(13,235)	(44,443)	(40,604)
Consolidated	$22,673	$22,849	$48,256	$64,691

Operating margin:
Community Services (1) (2)	10.7%	10.2%	7.8%	10.5%
Job Corps Training Services	7.4%	7.2%	7.2%	7.1%
Employment Training Services	9.5%	11.8%	10.5%	9.1%
Other (3) (4)	(6.7)%	(14.9)%	5.0%	6.8%
Total Operating Expenses (5)	(3.9)%	(3.6)%	(3.9)%	(3.8)%
Consolidated	5.8%	6.3%	4.2%	6.1%

(1)          Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all periods presented.

(2)          Nine months ended September 30, 2008 includes a $24.4 million charge related to the resolution of three separate legal matters and the ongoing proceedings of another case within our CSG segment.

(3)          Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(4)          Nine months ended September 30, 2007 includes a $0.3 million goodwill impairment charge related to our charter schools.

(5)          Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and nine months ended September 30, 2008 increased 6.4% and 7.7%, respectively, over the same periods in 2007. These increases were primarily related to acquisitions in the Community Services and Other segments, as well as new contracts in the Employment Training Services segment. Revenues are more fully described in the segment discussions.

Consolidated operating income for the quarter ended September 30, 2008, was $22.7 million compared to $22.8 million over the same period in 2007. Consolidated operating margins were 5.8% and 6.3% for the quarterly periods in 2008 and 2007, respectively, due primarily to lower operating margins in the Employment Training Services segment, as well as higher corporate general and administrative expenses.

Consolidated operating income for the nine months ended September 30, 2008 was $48.3 million compared to $64.7 million for the same period in 2007. Consolidated operating margins were 4.2% and 6.1% for the nine month periods in 2008 and 2007, respectively. The reductions in 2008 operating income and margins were primarily related to the second quarter 2008 $24.4 million legal charge, but were favorably offset by $1.8 million in lower share-based compensation expense. The legal charge reduced 2008 operating margins by 2.1 percentage points. Operating income is more fully described in the segment discussions.

Net interest expense decreased $0.1 million for the third quarter and $0.4 million for the nine months ended September 30, 2008, compared to the same periods in 2007. The decreases were attributable to lower rates. Our effective income tax rate for the nine months ended September 30, 2008 was 36.0% as compared to 36.7% over the same period in 2007. The decrease in the effective rate was due primarily to the legal charge.

Community Services

Community Services revenues for the quarter and nine months ended September 30, 2008 increased by 4.5% and 5.5%, respectively over the same periods in 2007. These increases were due primarily to acquisition growth, which were partially offset by softness in the HomeCare business. Operating margin increased from 10.2% in the third quarter of 2007 to 10.7% in the same period in 2008 and decreased from 10.5% to 7.8% for the nine months ended September 30, 2007 compared to 2008. The third quarter increase in operating margin was primarily due to $2.3 million in lower insurance costs and the integration of Kelly Home Care Services, which were partially offset by higher fuel and utility costs. The reduction in the year-to-date operating margin was primarily due to the second quarter 2008 $24.4 million legal charge, which was partially offset by expense control. The legal charge reduced operating margin for the nine months ended September 30, 2008 by 3.0 percentage points.

Job Corps Training Services

Job Corps Training Services revenues remained consistent for the quarter and nine months ended September 30, 2008 and 2007. Operating margin increased from 7.2% in the third quarter of 2007 to 7.4% in the same period in 2008 and increased from 7.1% in the nine months ended September 30, 2007 to 7.2% for the same period in 2008.

Employment Training Services

Employment Training Services revenues increased 8.3% in the quarter and 13.3% in the nine months ended September 30, 2008 over the same periods in 2007, due primarily to the ramping up of the Arizona and Indiana contracts and new contracts in Texas, Arkansas and South Carolina, which were partially offset by lost contracts in Florida due to the state taking services in-house. Operating margin decreased from 11.8% in the third quarter of 2007 to 9.5% in the same period in 2008, due primarily to the timing of performance incentives. Operating margin increased from 9.1% in the nine months ended September 30, 2007 to 10.5% for the first nine months of 2008, due primarily to improvements in performance in the New York City Back to Work contract, incentives received in certain programs, and the ramping up of the Arizona and Indiana contracts, which were partially offset by lost contracts in Florida.

Other

Included in Other is our international job training and placement agencies, as well as a portion of our business dedicated to operating domestic charter and alternative education schools. Revenues increased from $3.3 million in the 2007 third quarter to $10.2 million in the same period in 2008 and from $14.5 million for the nine month period ended September 30, 2007 to $34.6 million in the same period in 2008. This increase was primarily related to the late 2007 acquisitions in international job training and placement agency business. International revenues related to these acquisitions were approximately $6.1 million and $20.3 million for the quarter and nine months ended September 30, 2008, respectively. Operating margin improved from (14.9%) in the third quarter ended September 30, 2007 to (6.7%) in the comparable period in 2008, and decreased from 6.8% in the nine months ended September 30, 2007 to 5.0% in the 2008 nine month period. The lower margin for the nine months ended September 30, 2008 reporting period is due primarily to the low operating income in the international business, which is caused by slower than anticipated revenue growth and higher than anticipated integration costs.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses increased 13.6% and 9.5% for the quarter and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These increases were due primarily to higher information technology department costs, as well as increases associated with revenue growth, which were partially offset by lower share-based compensation expense.

Financial Condition, Liquidity and Capital Resources

Total assets increased 6.8% in 2008 over balances at December 31, 2007. This increase was primarily due to growth from acquisitions. Goodwill and other intangible assets increased $35.6 million from December 31, 2007, primarily as a result of the acquisitions completed during the first nine months of 2008.

Cash and cash equivalents were $14.3 million at September 30, 2008, as compared to $10.8 million at December 31, 2007. The increase in cash and cash equivalents is primarily related to proceeds from short-term borrowings needed for working capital purposes. Cash provided from operations for the nine months ended September 30, 2008 was $47.3 million compared to $67.0 million for the nine months ended September 30, 2007. The decrease in cash provided from operations was primarily related to lower net income due principally to the $24.4 million legal charge from the second quarter 2008.

Net accounts receivable at September 30, 2008 increased to $220.2 million, compared to $206.5 million at December 31, 2007 due primarily to acquisition-related growth. Days of revenue in net accounts receivable were 50.4 days at September 30, 2008 compared with 49.0 days at December 31, 2007.

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

The capital markets remain under duress due to the ongoing financial crisis and may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases. We expect to begin negotiating new renewal terms for our $250 million senior secured revolving credit facility during the second half of 2009 and may face significant rate and pricing increases as well as more restrictive debt covenants over the terms in place currently. Some members of our bank lending group, due to pressure from the financial crisis, may have limitations in providing capital and we may see a significant change in lender participation as a result.

Capital expenditures were consistent with our historical experience. We invested $14.2 million during the first nine months of 2008 on purchases of property and equipment. We also used $39.0 million on acquisitions.

Our financing activities included a net borrowing on the revolver of $10.0 million, offset by payments of debt and capital lease obligations of $1.6 million for the first nine months of 2008. This compares to net borrowings on the revolver of $40.0 million, offset by payments of debt and capital lease obligations of $59.0 million for the same period in 2007. Stock option exercise activity resulted in $1.3 million in proceeds for the 2008 period versus $2.1 million in 2007.

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

As of September 30, 2008, we had $116.5 million available under the revolver with an outstanding balance of $79.3 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of September 30, 2008, the weighted average interest rate was 4.71%. As of September 30, 2008, we had irrevocable standby letters of credit in the principal amount of $54.2 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.38% as of September 30, 2008. The commitment fee on the unused balance was 0.3%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of September 30, 2008 and although the $24.4 million legal charge recorded in the second quarter 2008 negatively impacted the calculation of certain bank covenants, we believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources are approximately 60% through Medicaid reimbursement, 11% from the DOL and 29% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2008 or 2007.

Impact of Recently Issued Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $79.3 million as of September 30, 2008 and $69.3 million as of December 31, 2007. A 100 basis point movement in the interest rate would result in an approximate $0.8 million annualized effect on interest expense and cash flows.

Foreign Currency Exchange Risk

Revenues, operating expenses and other financial transactions with our international operations are denominated in their respective functional currencies. As a result, our results of operations and certain receivables and payables are subject to fluctuations in exchange rates between the local currencies and the U.S. dollar. The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling and the Euro. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated financial position, results of operations or cash flows. International net assets are an immaterial portion of our consolidated net assets.

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                          Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K and our 2008 Quarterly Reports on Form 10-Q.

Our inability to maintain and renew our existing contracts and to obtain additional contracts would adversely affect our revenues.

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Employment Training centers. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every one or two years. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. Although we have a good track record, we can give no assurance these contracts will be renewed.

Changes in economic conditions could adversely affect our business.

The capital markets remain under duress due to the ongoing financial crisis and may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases or increase service levels. We expect to begin negotiating new renewal terms for our $250 million senior secured revolving credit facility during 2009 and may face less favorable terms over those in place currently. Additionally, some members of our bank lending group, due to pressure from the financial crisis, may have limitations in providing capital and we may see a significant change in lender participation or credit availability as a result. Additionally, the financial crisis may contribute to conditions that impact the timing and outcome of our goodwill impairment analysis.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities	None

Issuer Repurchases of Securities:

Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)		Purchased as Part of	That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs

July 1-31, 2008	509	$18.19	N/A	N/A

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

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

RES-CARE, INC.
Registrant

Date:	November 6, 2008	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 6, 2008	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer