Form 10-K
period 2008-12-31
RES CARE INC /KY/
filed 2009-03-13
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes   ☐   No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12-b of the Act.

Large accelerated filer: ☐   Accelerated filer: ☒   Non-accelerated filer: ☐   Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒.

The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ Global Select Market on June 30, 2008, was $495,189,767. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and their affiliates have been deemed affiliates of the registrant. As of February 27, 2009, there were 29,436,872 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2009 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Preliminary Note Regarding Forward-Looking Statements

All references in this Annual Report on Form 10-K to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; and (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping and transportation to the elderly in their own homes. Additionally, we provide services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment, into the workforce and become productive employees.

At December 31, 2008, we provided services to persons with special needs in 39 states, Washington, D.C., Puerto Rico and in a growing number of international locations.

Description of Services by Segment

As of December 31, 2008, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Note 9 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 9 is incorporated herein by reference and should be read in conjunction with this section.

                Community Services

We are the nation’s largest private provider of services for individuals with intellectual, cognitive or other developmental disabilities. We also provide periodic in-home care services to the elderly, a variety of youth programs including foster care and residential services, and a host of services to people with acquired brain injury, including vocational and residential placement. At December 31, 2008, we served approximately 33,000 individuals in 34 states. Our programs, administered in both residential and non-residential settings, are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of our different services including social, functional and vocational skills training, supported employment and emotional and psychological counseling.

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

•                  Group Homes. Our group homes are family-style houses in the community where four to eight individuals live together usually with full-time staffing for supervision and support. Individuals are encouraged to take responsibility for their home, health and hygiene and are encouraged to actively take part in work and community functions.

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

•                  Vocational Skills Training and Day Programs. These programs offer individuals with DD/ID the opportunity to become active in their communities and/or attain meaningful employment. Vocational skills training programs contract with local industries to provide short or long-term work. Day programs provide interactive and educational activities and projects for individuals to assist them in reaching their full potential.

•                  Rest Assured. ResCare has a partnership with the non-profit Wabash Center and Purdue University in Indiana that provides remote “telecare” services to people with DD/ID or seniors in their homes. Rest Assured is a remote monitoring and support service link between care giver and client giving the clients more independence and providing a more cost effective method of providing care either 24 hours a day (seven days a week) or by the hour.

•                  Pharmacy Services. Pharmacy Alternatives, LLC is a non-retail pharmacy providing medications and pharmaceutical supplies to ResCare operations and other service providers. The pharmacy began operations in early 2006 and is one of the only pharmacies in the nation to specialize in serving persons with developmental disabilities. PAL services are currently available in Kentucky, Indiana, North Carolina, Ohio, Texas, Virginia and West Virginia.

We believe that the breadth and quality of our services and support and training programs makes us attractive to state and local governmental agencies and not-for-profit providers who may wish to contract with us. Our programs are designed to offer specialized support that is not generally available in larger state institutions and traditional long-term care facilities and include the following:

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

Many individuals with developmental and other disabilities require behavioral intervention services. We provide these services through psychiatrists, psychologists and behavioral specialists, most of whom serve as consultants on a contract basis. All operations utilize a non-aversive approach to behavior support which is designed to avoid consequences involving punishment or extreme restrictions on individual rights. Whenever possible, the interdisciplinary team and direct support staff employ behavior support techniques rather than medications to modify behavior, the goal being to minimize the use of medications whenever possible. When indicated, medications are administered in strict compliance with all applicable regulations.

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

Revenues for our Community Services operations are derived primarily from services provided under the Medical Assistance Program, Title XIX of the Social Security Act (Medicaid), administered by the states and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. We provide respite, therapeutic and other services on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis. Reimbursement methods vary by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Generally, rates are adjusted annually through state legislative actions, and are affected in large part by economic conditions and their impact on state budgets. At facilities and programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most facilities and programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record.

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

Employment Training Services

We operate job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We currently operate approximately 300 career centers in 23 states and Washington, D.C. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any youth or adult. The services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers.

Our Employment Training Services programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services (DHHS).

Other

A portion of our business is dedicated to operating alternative education programs and charter schools and international job training and placement agencies. Together these represent less than 5% of our total revenues, as of December 31, 2008.

Operations

Community Services

Community Services operations are organized under geographic regions. In general, each cluster of group homes, service sites, supported living program or facility is overseen by an Executive Director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. QMRPs and case managers work with direct support professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. The DOL ranks centers on a 100-point scale. We review performance standards reports and act upon them as appropriate to address areas where improvement is needed. As of December 31, 2008, we were the third highest rated contractor of Job Corps centers under these measures.

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

Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources. The U.S. Office of Management and Budget has a standard set of “Common Measures” that are applied to all human and social services programs operated by various federal agencies — including the DOL and DHHS from which the bulk of our funding originates. The common measures for adults are: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness — measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant. Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.

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

As of December 31, 2008, we operated seventeen Job Corps centers under fourteen separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, six of which expire in 2009, four in 2010, two in 2011 and two in 2013. We intend to selectively pursue additional centers through the Request for Proposals process.

In January 2009, we were informed that the contract to operate the Pittsburgh Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues for this contract were approximately $17 million. An appeal with the DOL was denied. We are in the process of determining whether to file an additional appeal with the General Accounting Office. Our contract currently expires on April 30, 2009.

Employment Training Services Contracts. Contracts for the Employment Training Services operations are awarded through a bid process. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contract amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and DHHS. The contracts vary in duration, generally from 3 to 60 months, including option years.

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

Customers

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. For the year ended December 31, 2008, we derived 10.6% of our revenues under contracts under the federal Job Corps program. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

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

Foreign Operations

We currently operate predominantly in the United States. We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide disabilities services. At the end of 2007, ResCare acquired employment service companies with operations in the Netherlands, United Kingdom and Germany. These companies are private providers of government-funded job reintegration services that include job training and job placement assistance. The operating results of our foreign operations were not significant to our consolidated results of operations in 2008.

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

Funding Levels. Federal and state funding for our Community Services and Employment Training Services businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid and Workforce Investment Act of 1998 (WIA). Although states and localities in general have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In such instances, providers acting through their trade associations may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate. In the Fiscal Year 2008 budget (began October 1, 2007), the WIA program was subjected to a one-time reduction of $250 million or about 10% of its funding, which was restored on October 1, 2008. In the Fiscal Year 2009 budget, WIA funding returned to its base level. At the same time, passage of the American Recovery and Reinvestment Act (ARRA) has increased WIA funding by more than $3.95 billion. These additional funds will be expended over a two-year period beginning in mid-2009 and ending in early 2011. At this time, we cannot predict what effect, if any, the additional funds could have on our business.

Temporary Assistance for Needy Families (TANF) funding is set by statute at almost $17 billion (plus over $10 billion of state matching funds) per year through fiscal year 2010. The ARRA has increased TANF funding by $5.0 billion.  We cannot predict what effect, if any, the additional funds could have on our business.

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

Regulations Affecting Our Business

Health Insurance Portability and Accountability Act of 1996

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

The DHHS, as required by HIPAA, has adopted standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.

The DHHS has also adopted several rules mandating the use of new standards with respect to certain health care transactions and health information. For instance, the DHHS has issued a rule establishing uniform standards for common health care transactions, including: health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.

The DHHS also has released standards and rules relating to the privacy and security of individually identifiable health information. These standards and rules not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Sanctions for failing to comply with the HIPAA health information practices provisions include criminal penalties and civil sanctions.

Federal Trade Commission Red Flag Rules

The recently issued Identity Theft Red Flag and Address Discrepancy Rules, which will come into effect on May 2, 2009, require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identify theft. Any health care providers that do not require full payment at the time of services fall under the rule. Lack of a program after the deadline can result in substantial monetary penalties.

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

We are subject to the Payment Error Rate Measurement program (PERM). Under PERM, we review Medicaid fee-for-service and Medicaid managed care to determine national and state-specific error rates for payments under Medicaid. Groups of states began participation in PERM in 2007. The list of states audited in 2008 includes states where we have significant operations. There can be no assurance that new error rate calculations determined from PERM audits will not have a material adverse effect on our business, financial condition or results of operations.

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

WIA programs have various rules to determine the eligibility of potential service recipients. Federal WIA grants are allocated to states by a formula based on population, poverty levels and unemployment levels. States further allocate funds to local Workforce Investment Areas that, within broad federal guidelines, are negotiated between governors and local elected officials as to the number and size of a state’s local service areas. Variances exist greatly depending on population, urban and rural mix and funding levels. There have been few changes in the number and size of local service areas in the last ten years.

Typically, funding decisions about delivery of services within each service delivery area are made by local elected officials and Workforce Investment Boards (WIBs), which makes the WIA market highly decentralized. About one-third of the nation’s 585 WIBs utilize a competitive bidding model to select third-party contractors to serve their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as the traditional non-profit agencies. During 2008, WIBs in two states took services in-house as a result of state legislative initiatives. We may find ourselves further disadvantaged if more WIA markets are no longer available for our participation.

Temporary Assistance for Needy Families

TANF caseloads have fallen by over 60 percent since the welfare reform law was launched in 1996, although there continue to be increases in caseloads in some states as the economy has weakened. Today’s recipients are more difficult to place into competitive employment than their earlier counterparts. Performance requirements in some contracts may prove more difficult to achieve as clients have more barriers to employment and the overall economy weakens. The program is administered by the states and they may look for new program models as the regulatory and performance expectations of the federal government adapt to new realities.

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

Insurance

We maintain professional and general liability, automobile, workers’ compensation and other business insurance coverages, along with an excess liability policy which covers the general and professional liability program, as well as the automobile liability program. We offer various health insurance plans to full-time and part-time employees. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, we cannot assure that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

As of December 31, 2008, we employed approximately 46,400 employees. As of that date, we were subject to collective bargaining agreements with approximately 5,500 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

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

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Employment Training centers. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. Although we have a good track record, we can give no assurance these contracts will be renewed.

Adverse credit market conditions could affect our ability to finance our business.

The capital markets remain under duress due to the ongoing financial crisis which may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases or increase service levels. We expect to begin negotiating new terms for our $250 million senior secured revolving credit facility during 2009 and anticipate facing terms less favorable than those in place currently. Some members of our current bank lending group, due to pressure from the financial crisis, may have more limited lending capacity than reflected in the current credit facility or may not have the ability to participate in a new credit facility. We may see a significant change in lender participation or credit availability as a result. Additionally, the financial crisis may contribute to conditions that impact the timing and outcome of our goodwill impairment analysis.

Labor changes could reduce our margins and profitability and adversely affect the quality of our care.

Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the ineffective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

The federal minimum wage will increase incrementally to $7.25 per hour in 2009, which will increase our labor costs. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

If the Employee Free Choice Act is adopted, it would be easier for our employees to obtain union representation, which could increase our labor costs.

As of December 31, 2008, only 12% of our employees were represented by a labor union. The Employee Free Choice Act of 2007: H.R. 800 (EFCA) aims to amend the National Labor Relations Act by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. If passed, the EFCA or a variation of the bill, could increase future unionization activities, which may increase our labor and other costs.

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

If the fair values of our reporting units decline we may have to record a material non-cash charge to earnings from impairment of our goodwil.

At December 31, 2008, we had approximately $476 million of goodwill recorded. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on estimates of the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

For our 2008 annual impairment test, our Employment Training Services and International reporting units had fair value that only exceeded their respective carrying values by 4-6%.  We will monitor these two reporting units will need to be monitored closely for impairment during 2009, since changes in forecasted cash flows or discount rates could bring their fair values below carrying value.

The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors resulted in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment before the next annual review in the fourth quarter of 2009 would be necessary and might result in an impairment of goodwill.

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

The human services industry, including our company, is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

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

Like other participants in the human services industry, we receive requests for information from government agencies in connection with the regulatory or investigational authority. In addition, under the False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states and cities have adopted similar whistleblower and false claims provisions.

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

Although we are operating in compliance with established laws and regulations, state regulatory agencies often have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Future increased regulatory oversight could result in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses.

Our operations may subject us to substantial litigation.

Our management of residential, training, educational and support programs for our clients exposes us to potential claims or litigation by our clients, employees or other individuals for wrongful death, personal injury or other damages resulting from contact with our facilities, programs, personnel or other clients. Regulatory agencies may initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and facilities and seek to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the human services industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law, the Fair Labor Standards Act or state wage and hour laws and novel intentional tort claims. Some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation.

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

If downsizing, privatization and consolidation in our industry does not continue, our business may not continue to grow.

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

Our ability to collect accounts receivable is also subject to developments at state payor agencies and other factors outside our control. Changes in reimbursement procedures by the states, including engaging new agents to manage the reimbursement function, may delay reimbursement payments and create backlogs. Paying aged receivables may have a lower priority for states experiencing budgetary pressures despite our meeting applicable billing requirements. Events that delay or prevent our collection of accounts receivable could have a material adverse effect on our revenues.

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

There can be no assurance that we will be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities. The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our obligations under our indebtedness.

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

We completed acquisitions of international companies in 2007 and continue to look for additional opportunities to expand our operations in international markets. These international operations and acquisitions are subject to a number of risks. These risks include not only compliance with U.S. laws when operating in foreign jurisdictions, but also potential conflict between U.S. laws and the laws of foreign countries where we may do business, including, among others, data privacy, laws regarding licensing and labor council requirements. Foreign laws may impose new or different requirements, which may have an adverse impact on our operations. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. If we are unable to manage these risks, it could adversely affect our business, financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2008, we owned approximately 78 properties and operated facilities and programs at approximately 1,870 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.    Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. Trial commenced in June 2008 on the issue of damages only and the jury returned a verdict of $6.0 million which was entered as a judgment in August. Prior to the Judge ruling on various post-trial motions, including pre-judgment interest, attorney’s fees and costs, the case settled and was paid in January 2009. We had previously made provisions in our consolidated financial statements for the liability that resulted from final adjudication of this matter.

During 2008, we recorded a pretax charge of $20.3 million in connection with the resolution of three legal matters and the legal proceeding described in the preceding paragraph. For a description of the legal matters that were resolved in 2008, see Note 14 to the Notes to Consolidated Financial Statements. ResCare or its affiliates are also parties to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of ResCare’s security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ Global Select Market on December 15, 1992, under the symbol “RSCR”. As of January 28, 2009, we had approximately 4,353 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$25.47	$17.06	$18.89	$16.59
June 30	19.54	15.42	21.95	17.24
September 30	20.63	17.00	23.79	17.62
December 31	18.98	10.32	26.44	21.54

We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Stock Performance

The graph below shows the cumulative total shareholder return realized by ResCare’s shareholders during the period from December 31, 2003 through December 31, 2008 as compared to the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Health Care Index. The NASDAQ Health Care Index is prepared for NASDAQ by the Center for Research in Security Prices at the University of Chicago using companies within Standard Industrial Classification code 80 (Health Care). Upon request, ResCare will promptly provide to shareholders a list of all companies included in this index. The graph assumes an investment of $100 in ResCare common shares and the indices at the closing trading price on December 31, 2003.

Comparison of Five Years Cumulative Total Returns Performance Graph for Res-Care, Inc.

Issuer Repurchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased under the Plans or Programs

October 1-31, 2008	809	$16.29	N/A	N/A
November 1-30, 2008	—	—	N/A	N/A
December 1-31, 2008	19,420	13.64	N/A	N/A
Total	20,229	$14.96	N/A	N/A

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

	Year Ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Income Statement Data:
Revenues (1)	$1,543,583	$1,433,298	$1,302,118	$1,046,556	$966,185
Operating income (1)	76,820 (2)	87,164	83,695	54,980 (3)	53,438
Net income
Income from continuing operations, net of tax	36,899	44,233	42,009	24,778	22,103
Loss from discontinued operations, net of tax	(339)	(342)	(5,313)	(3,556)	(596)
Net income	$36,560	$43,891	$36,696	$21,222	$21,507
Net income attributable to common shareholders	31,297	37,571	31,243	17,954	6,117 (4)

Basic earnings per common share:
From continuing operations	$1.11	$1.34	$1.30	$0.79	$0.26
From discontinued operations	(0.01)	(0.01)	(0.17)	(0.11)	(0.02)
Basic earnings per common share	$1.10	$1.33	$1.13	$0.68	$0.24

Diluted earnings per common share:
From continuing operations	$1.10	$1.32	$1.27	$0.77	$0.25
From discontinued operations	(0.01)	(0.01)	(0.16)	(0.11)	(0.02)
Diluted earnings per common share	$1.09	$1.31	$1.11	$0.66	$0.23

Other Financial Data:
Depreciation and amortization (1)	$22,933	$19,756	$16,914	$13,460	$11,933
Share-based compensation expense	4,846	6,621	2,747	141	—
Facility rent (1) (5)	58,686	53,435	47,872	37,519	34,594

Selected Historical Ratios:
Percentage of total debt to total capitalization	37.1%	35.5%	37.4%	34.2%	40.3%
Ratio of earnings to fixed charges (6)	2.7x	3.1x	3.1x	2.3x	2.1x

Balance Sheet Data:
Working capital	$135,562	$109,547	$109,920	$113,313	$134,620

Total assets	914,143	834,543	730,413	601,029	578,436

Long-term obligations	255,386	220,491	205,889	152,584	168,066

Total debt, including capital leases	257,472	223,811	210,427	157,138	182,536

Shareholders’ equity	436,877	406,869	351,477	301,998	270,543

(1)          Amounts for all years have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in Washington, D.C. and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for all periods presented.
(2)	Operating income for the year ended December 31, 2008 includes a charge of $20.3 million ($12.4 million net of tax or $0.37 per diluted share) related to the resolution of four legal matters.
(3)	Operating income for the year ended December 31, 2005 includes a charge of $11.9 million ($7.9 million net of tax or $0.25 per diluted share) related to the debt refinancing.
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

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis (MD&A) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. All references in this MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. The individual sections of MD&A are:

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

Our Business

We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2008, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the Notes to Consolidated Financial Statements.

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

We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services operations. These programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and DHHS.

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

Valuation of Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts during 2008.

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of approximately 4% at December 31, 2008 and 2007. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. There were no material changes to our method of providing reserves for insurance risks during 2008.

Legal Contingencies

We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 14 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2008.

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. During 2006, we recorded asset impairment charges totaling $1.0 million in connection with our withdrawal from the District of Columbia (District) and the State of New Mexico. These changes, which were primarily related to the write down of leasehold improvements, furniture and equipment, are reported as part of Discontinued Operations. We recorded an impairment loss of $0.3 million in the fourth quarter of 2008 related to a building operated under our Community Services segment. No asset valuation losses were recorded in 2007.

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

Discounted cash flow computations depend on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies market multiplies in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of reporting units.

No impairment loss was recognized as a result of the impairment tests in 2008 or 2006; however, a $0.3 million impairment loss was recorded in March 2007 related to the Schools component of our All Other reporting segment.

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

Job Corps Training Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers for education and training programs. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Revenue is recognized in the period associated costs are incurred and services are rendered.

Employment Training Services. Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid and (4) fixed price.

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

Revenues for fixed price contracts are generally recognized in the period services are rendered. Certain of our long-term fixed price contracts may contain performance-based measures that can increase or decrease our revenue. Revenue is deferred in cases where the fixed price is not determinable as a result of these provisions.

Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during 2008.

Results of Operations

	Year Ended December 31
	2008	2007	2006
	(Dollars in thousands)

Revenues:
Community Services (1)	$1,109,275	$1,052,409	$915,878
Job Corps Training Services	163,944	163,904	160,184
Employment Training Services	222,394	197,588	205,502
Other	47,970	19,397	20,554
Consolidated	$1,543,583	$1,433,298	$1,302,118
Operating Income:
Community Services (1)(2)	$99,633	$111,350	$104,676
Job Corps Training Services	11,782	11,588	11,177
Employment Training Services	22,692	17,093	14,293
Other	1,903	1,446	1,055
Total Operating Expenses (3)	(59,190)	(54,313)	(47,506)
Consolidated	$76,820	$87,164	$83,695

Operating Margin:
Community Services (1)(2)	9.0%	10.6%	11.4%
Job Corps Training Services	7.2%	7.1%	7.0%
Employment Training Services	10.2%	8.7%	7.0%
Other	4.0%	7.5%	5.1%
Total Operating Expenses (3)	(3.8%)	(3.8%)	(3.6%)
Consolidated	5.0%	6.1%	6.4%

(1)	Excludes results for Washington, D.C. and New Mexico, which were reclassified to discontinued operations for all years presented.
(2)	Operating income and margin were negatively impacted in 2008 due to a $20.3 million charge related to the resolution of four legal matters. See Note 14 for further discussion.
(3)	Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues increased $110.3 million in 2008, compared to 2007, for an increase of 7.7%. Consolidated revenues increased $131.2 million, or 10.1% in 2007 from 2006. Revenues are more fully described in the segment discussions below.

Consolidated operating income decreased 11.9% in 2008 from 2007. Operating margin decreased from 6.1% in 2007 to 5.0% in 2008. The reductions in operating income and margin were primarily related to the $20.3 million legal charge recorded in 2008 to resolve four legal matters in the Community Services segment. The 2007 consolidated operating income increased $3.5 million, or 4.1%, primarily due to acquisitions in the Community Services segment. Operating margin decreased from 6.4% in 2006 to 6.1% in 2007 primarily due to higher share-based compensation. Operating income is discussed further in the segment sections which follow.

As a percentage of total revenues, total operating expenses were 3.8% in 2008, 3.8% in 2007 and 3.6% in 2006. The 2008 and 2007 percentages were slightly higher due primarily to increases in depreciation expense.

Net interest expense increased $0.6 million in 2008, compared to 2007, due primarily to higher average debt balances. The 2007 net interest expense was $0.2 million higher than 2006.

Our effective income tax rates were 36.1%, 35.6% and 35.8% in 2008, 2007 and 2006, respectively. The 2008 effective tax rate benefited from increases in job credits, offset by an increase in valuation allowances associated with foreign operations. The 2007 effective tax rate is lower than 2006 due primarily to the impact of reversing a valuation allowance related to net operating losses due to certain tax law changes in Texas.

Community Services

Community Services revenues increased 5.4% in 2008 over 2007 due primarily to acquisition growth. In 2008, our Community Services segment acquired 13 operations with annual revenues of $56 million. Operating margin decreased from 10.6% in 2007 to 9.0% in 2008 due primarily to the $20.3 million legal charge for the resolution of four legal matters.

Revenues increased 14.9% in 2007 over 2006 due primarily to acquisitions and growth in periodic in-home services. In 2007, this segment acquired 10 operations with annual revenues of $93 million. Operating margins decreased from 11.4% in 2006 to 10.6% in 2007 as a result of higher share-based compensation (0.2%) and insurance related costs (0.3%), as well as lower overall margins associated with our 2007 Kelly Home Care Services acquisition (0.3%) and pharmacy business (0.1%).

Job Corps Training Services

Job Corps Training Services revenues remained consistent between 2008 and 2007, and increased 2.3% in 2007 over 2006. The 2007 increase was primarily due to contractual increases. Operating margins were 7.2%, 7.1% and 7.0% for 2008, 2007 and 2006, respectively. In January 2009, we were informed that the contract to operate the Pittsburgh Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues for this contract were approximately $17 million. An appeal with the DOL was denied. We are in the process of determining whether to file an additional appeal with the General Accounting Office. Our contract currently expires on April 30, 2009.

Employment Training Services

Employment Training Services revenue increased $24.8 million in 2008 compared to 2007, due primarily to the ramping up of the Arizona and Indiana contracts and new contracts in Texas, Arkansas and South Carolina, which were partially offset by lost contracts in Florida due to certain Workforce Investment Boards taking services in-house. Operating margin improved from 8.7% in 2007 to 10.2% in 2008 due primarily to a 1% increase in margin due to improvement in performance in the New York City Back to Work contract and a 0.5% increase in margin for incentives received in the Calworks programs.

Employment Training Services revenue decreased $7.9 million in 2007 compared to 2006, due primarily to contract non-renewals and concessions in modifications to existing contracts in 2006. In particular, two significant contracts were not renewed when their terms ended shortly after they were acquired in January 2006. Operating margin improved from 7.0% in 2006 to 8.7% in 2007 due to achieving certain performance incentives, the loss of a very low margin contract, stricter monitoring of expenses, and slightly lower share-based compensation costs.

Other

A portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues increased $28.6 million or 147.3% from 2007 to 2008 due primarily to acquisition growth in the schools and international business. Operating margins decreased from 7.5% in 2007 to 4.0% in 2008 due primarily to integration costs associated with the international acquisitions. Revenues decreased $1.2 million from 2006 to 2007 primarily due to a lost school contract in Florida. Operating margins improved from 5.1% in 2006 to 7.5% in 2007 due to higher 2006 costs related to international job training contracts.

Discontinued Operations

Net loss from discontinued operations was $0.3 million for 2008 and 2007 and $5.3 million in 2006. Included in net loss from discontinued operations in 2006 is a pre-tax charge of $3.9 million for impaired assets and abandoned leased facilities and a pretax operational loss of $4.3 million, offset by a tax benefit of $2.9 million. The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $79.6 million, or 9.5%, in 2008 over 2007. This increase was due primarily as a result of the acquisitions, which caused goodwill and other intangibles to increase $46.1 million from December 31, 2007.

Cash and cash equivalents were $13.6 million at December 31, 2008, compared to $10.8 million at December 31, 2007. Cash provided by operating activities for 2008 was $46.6 million compared to $85.8 million for 2007 and $36.2 million for 2006. The increase from 2006 to 2007 was primarily due to improved collection efforts in accounts receivable, as well as an increase in net income. The decrease from 2007 to 2008 was primarily related to lower net income due principally to the $20.3 million legal charge and the result of funding working capital requirements for the acquired operations.

Days revenue in net accounts receivable were 51 days at December 31, 2008 compared with 49 days at December 31, 2007 and 52 days at December 31, 2006. The increase in the number of days is due primarily to one state adopting a new voucher system and payment delays by certain insurance payors. Net accounts receivable at December 31, 2008 increased to $231.0 million, compared to $206.5 million at December 31, 2007 and $197.7 million at December 31, 2006. The increase in net accounts receivable from 2006 to 2008 is primarily due to revenue growth associated with acquisitions. Approximately 4.8%, 4.5% and 3.5% of the total net accounts receivable balance was greater than 540 days at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

The capital markets remain under duress due to the ongoing financial crisis which may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases. We expect to begin negotiating new terms for our $250 million senior secured revolving credit facility during the second half of 2009 and anticipate facing significant rate and pricing increases as well as more restrictive debt covenants over the terms in place currently. Some members of our current bank lending group, due to pressure from the financial crisis, may have more limited lending capacity than reflected in the current credit facility or may not have the ability to participate in a new credit facility. We may see a significant change in lender participation or credit availability as a result.

Capital expenditures were $19 million at December 31, 2008, compared to $24 million at December 31, 2007. The 2007 capital expenditures included increased leasehold improvements related to the relocation of our corporate office. We invested $58 million ($56 million in cash and $2 million in seller notes) on acquisitions in 2008, of which 13 of the acquisitions were completed within the Community Services segment. We invested $80 million ($77 million in cash and $3 million in seller notes) on acquisitions in 2007, of which $38 million related to domestic operations in our Community Services group and $42 million related to international businesses, which we have included in our All Other category for segment purposes. We invested $117 million ($114 million in cash and $3 million in seller notes) in 2006, of which the acquisition of Workforce Services was $70 million and all other acquisitions totaled $47 million.

Our financing activities for 2008 included net borrowings of $34.5 million on the revolver with payments of $2.5 million on our credit facility. Option exercise activity resulted in $1.6 million in proceeds and $0.9 million in tax benefits.

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

Our financing activities during 2006 included net borrowings of $55.0 million on the revolver and $2.7 million in proceeds from sale and leaseback transactions. These inflows were offset by payments of debt of $5.4 million and $0.5 million in debt issuance costs associated with the June 2006 amendment of our credit facility. Option exercise activity resulted in $6.9 million in proceeds and $3.1 million in tax benefits.

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

As of December 31, 2008, we had $94.3 million available under the revolver which had an outstanding balance of $103.8 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of December 31, 2008, the weighted average interest rate was 3.21%. As of December 31, 2008, we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.50% as of December 31, 2008. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of December 31, 2008. Although the $20.3 million legal charge recorded in 2008 negatively impacted the calculation of certain bank covenants, we believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2008 were approximately 61% through Medicaid reimbursement, 11% from the DOL and 28% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

Contractual Obligations and Commitments

Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Long-term Debt	$257,493	$2,008	$104,960	$150,140	$385
Capital Lease Obligations	637	78	150	140	269
Operating Leases	219,104	52,886	75,571	43,569	47,078
Fixed interest payments on Long-term Debt and Capital Lease Obligations(1)	56,749	11,768	23,428	21,440	113
Total Contractual Obligations(2)	$533,983	$66,740	$204,109	$215,289	$47,845

(1)   Excludes any interest payments on our variable rate debt.

(2)   This amount excludes $0.7 million of unrecognized tax benefits under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as we are unable to reasonably estimate the timing of these cash flows.

Other Commercial Commitments	Total Amounts Committed	Amount of Commitments Expiring per Period Twelve Months Ending December 31
		2009	2010-2011	2012-2013	2014 and Thereafter
Standby Letters-of-Credit	$51,937	$51,937	—	—	—
Surety Bonds	$8,597	$8,579	$16	$2	$—

We had no significant off-balance sheet transactions or interests in 2008.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $103.8 million as of December 31, 2008 and $69.3 million as of December 31, 2007. A 100 basis point movement in the interest rate would result in an approximate $1.0 million annualized effect on interest expense and cash flows.

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

Item 8.       Financial Statements and Supplementary Data

Refer to pages F-1 through F-39.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in Item 15.

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

We have adopted a code of ethics applicable to directors, officers and employees, which is included with our Code of Conduct and is posted on our website at http://www.rescare.com. If we amend or waive any of the provisions of the Code of Conduct applicable to our directors, executive officers or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of the Code of Conduct. You can request a copy by contacting our communications department, 9901 Linn Station Road, Louisville, Kentucky, 40223, (telephone) 502-394-2100 or communications@rescare.com.

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

10.4

Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan (as amended effective June 27, 2007). Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 is incorporated herein by reference.

10.5	Form of Restricted Stock Award Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.6	Employment Agreement between the Registrant and Ralph G. Gronefeld, Jr. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2006 is hereby incorporated by reference.

10.7	Employment Agreement between the Registrant and Vincent F. Doran. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2008 is hereby incorporated by reference.

10.8	Amendment to Employment Agreement with Vincent F. Doran. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 10, 2008 is incorporated herein by reference.

10.9	Employment Agreement between the Registrant and Paul G. Dunn. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17, 2008 is hereby incorporated by reference.

10.10	Employment Agreement between the Registrant and David W. Miles. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2008 is hereby incorporated by reference.

10.11

Employment Agreement between the Registrant and Patrick G. Kelley. Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 is hereby incorporated by reference.

10.12	Employment Agreement between the Registrant and Richard L. Tinsley. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 10, 2008 is incorporated herein by reference.

10.13	Employment Agreement between the Registrant and David S. Waskey. Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 10, 2008 is incorporated herein by reference.

10.14	Form of Stock Option Agreement. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.15	Form of Non-Employee Director Stock Option Agreement. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is hereby incorporated by reference.

10.16	Form of Restricted Stock Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is hereby incorporated by reference.

10.17	ResCare Nonemployee Director Deferred Stock Compensation Program. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

10.18

ResCare Nonemployee Director Deferred Stock Compensation Program Election Form. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is hereby incorporated by reference.

10.19

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

10.20

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

RES-CARE, INC

Date: March 13, 2009	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	March 13, 2009
Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ David W. Miles	Chief Financial Officer	March 13, 2009
David W. Miles	(Principal Accounting Officer)

/s/ Ronald G. Geary	Chairman of the Board	March 13, 2009
Ronald G. Geary

/s/ David Braddock	Director	March 13, 2009
David Braddock

/s/ Robert E. Hallagan	Director	March 13, 2009
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	March 13, 2009
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	March 13, 2009
Robert M. Le Blanc

/s/ Steven S. Reed	Director	March 13, 2009
Steven S. Reed

/s/ William E. Brock	Director	March 13, 2009
William E. Brock

/s/ James H. Bloem	Director	March 13, 2009
James H. Bloem

Item 8.       Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm:
Consolidated Financial Statements	F-2
Internal Control Over Financial Reporting	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets - As of December 31, 2008 and 2007	F-4
Consolidated Statements of Income - Years Ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Years Ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-39

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Res-Care, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Res-Care, Inc.:

We have audited Res-Care, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on Page F-1, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

March 13, 2009

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$13,594	$10,809
Accounts receivable, net of allowance for doubtful accounts of $20,306 in 2008 and $15,831 in 2007	230,976	206,529
Refundable income taxes	1,781	2,465
Deferred income taxes	22,702	17,959
Non-trade receivables	4,021	9,445
Prepaid expenses and other current assets	18,409	12,365
Total current assets	291,483	259,572
Property and equipment, net	84,157	83,336
Goodwill	476,196	443,623
Other intangible assets	45,985	32,412
Other assets	16,322	15,600
	$914,143	$834,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$49,216	$54,650
Accrued expenses	103,520	90,496
Current portion of long-term debt	2,008	3,238
Current portion of obligations under capital leases	78	82
Accrued income taxes	1,099	1,559
Total current liabilities	155,921	150,025
Long-term liabilities	31,596	33,465
Long-term debt	254,827	219,681
Obligations under capital leases	559	810
Deferred gains	3,966	4,479
Deferred income taxes	30,397	19,212
Total liabilities	477,266	427,672

Minority interests	—	2
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2008 and 2007	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,864,949 in 2008 and 29,779,435 in 2007, outstanding 29,470,734 in 2008 and 29,161,293 in 2007	50,550	50,412
Additional paid-in capital	91,786	86,079
Retained earnings	258,134	221,574
Accumulated other comprehensive (loss) income	(10,202)	2,195
Total shareholders’ equity	436,877	406,869
	$914,143	$834,543

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006

Revenues	$1,543,583	$1,433,298	$1,302,118
Facility and program expenses	1,407,829	1,292,412	1,163,039
Facility and program contribution	135,754	140,886	139,079

Operating expenses (income):
Corporate general and administrative	58,893	54,293	56,419
Other operating expense (income), net	41	(571)	(1,035)
Total operating expenses	58,934	53,722	55,384

Operating income	76,820	87,164	83,695

Other expenses:
Interest expense	19,908	18,963	19,130
Interest income	(809)	(445)	(818)
Total other expenses, net	19,099	18,518	18,312
Income from continuing operations before income taxes	57,721	68,646	65,383
Income tax expense	20,822	24,413	23,374
Income from continuing operations	36,899	44,233	42,009
Loss from discontinued operations, net of tax	(339)	(342)	(5,313)
Net income	36,560	43,891	36,696
Net income attributable to preferred shareholders	5,263	6,320	5,453
Net income attributable to common shareholders	$31,297	$37,571	$31,243

Basic earnings (loss) per common share:
From continuing operations	$1.11	$1.34	$1.30
From discontinued operations	(0.01)	(0.01)	(0.17)
Basic earnings per common share	$1.10	$1.33	$1.13

Diluted earnings (loss) per common share:
From continuing operations	$1.10	$1.32	$1.27
From discontinued operations	(0.01)	(0.01)	(0.16)
Diluted earnings per common share	$1.09	$1.31	$1.11

Weighted average number of common shares:
Basic	28,462	28,215	27,558
Diluted	28,600	28,589	28,171

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Total

Balance at January 1, 2006	48	$46,609	26,946	$49,603	$63,605	$140,987	$1,194	$301,998

Net income	—	—	—	—	—	36,696	—	36,696
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	8	8
Comprehensive income								36,704
Share-based compensation	—	—	—	—	2,747	—	—	2,747
Shares issued under stock option plans, including related tax benefit	—	—	1,200	607	9,421	—	—	10,028

Balance at December 31, 2006	48	46,609	28,146	50,210	75,773	177,683	1,202	351,477

Net income	—	—	—	—	—	43,891	—	43,891
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	993	993
Comprehensive income								44,884
Share-based compensation	—	—	—	—	6,621	—	—	6,621
Shares issued under stock option plans, including related tax benefit	—	—	1,015	202	3,685	—	—	3,887

Balance at December 31, 2007	48	46,609	29,161	50,412	86,079	221,574	2,195	406,869

Net income	—	—	—	—	—	36,560	—	36,560
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(12,397)	(12,397)
Comprehensive income								24,163
Share-based compensation	—	—	—	—	4,846	—	—	4,846
Shares issued under stock option plans, including related tax benefit	—	—	310	138	861	—	—	999

Balance at December 31, 2008	48	$46,609	29,471	$50,550	$91,786	$258,134	$(10,202)	$436,877

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006

Operating activities:
Net income	$36,560	$43,891	$36,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,943	19,789	17,134
Impairment charges	313	331	1,499
Amortization of discount and deferred debt issuance costs on notes	1,192	1,084	1,004
Share-based compensation	4,846	6,621	2,747
Deferred income taxes	6,311	3,531	3,800
Provision for losses on accounts receivable	7,104	6,364	5,836
Excess tax benefit from share-based compensation	(935)	(1,387)	(3,122)
(Gain) loss on sale of assets	(5)	(72)	139
Changes in operating assets and liabilities:
Accounts receivable	(32,581)	(10,848)	(42,726)
Prepaid expenses and other current assets	(690)	(3,370)	(7,338)
Other assets	4,899	(1,422)	5,768
Accounts payable	(5,325)	7,825	2,435
Accrued expenses	13,011	9,592	14,981
Deferred gains	(513)	(668)	(690)
Accrued income taxes	2,954	(1,248)	575
Long-term liabilities and other	(13,532)	5,762	(2,498)
Cash provided by operating activities	46,552	85,775	36,240
Investing activities:
Purchases of property and equipment	(19,391)	(24,011)	(17,258)
Acquisitions of businesses, net of cash acquired	(56,659)	(72,375)	(113,456)
Proceeds from sale of assets	633	984	680
Purchases of short-term investments	—	—	(39,200)
Redemptions of short-term investments	—	—	66,850
Cash used in investing activities	(75,417)	(95,402)	(102,384)
Financing activities:
Long-term debt repayments	(2,531)	(124,681)	(3,881)
Borrowings of long-term debt	—	80,000	40,000
Short-term borrowings — three months or less, net	34,500	54,300	15,000
Payments on obligations under capital leases	(75)	(193)	(1,472)
Proceeds from sale and leaseback transactions	—	1,966	2,651
Proceeds received from exercise of stock options	1,562	2,341	6,906
Excess tax benefit from share-based compensation	935	1,387	3,122
Debt issuance costs	(118)	(225)	(535)
Employee withholding payments on share-based compensation	(1,593)	—	—
Cash provided by financing activities	32,680	14,895	61,791
Effect of exchange rate changes on cash and cash equivalents	(1,030)	—	—
Increase (decrease) in cash and cash equivalents	2,785	5,268	(4,353)
Cash and cash equivalents at beginning of year	10,809	5,541	9,894
Cash and cash equivalents at end of year	$13,594	$10,809	$5,541

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18,072	$18,605	$17,581
Income taxes (net of refunds of $0.2 million, $1.2 million and $0.1 million, respectively)	17,073	20,213	13,034
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	1,767	3,315	3,313
New capital lease obligations	—	643	329

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

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

We receive revenues primarily from the delivery of residential, therapeutic, job training and educational support services to various populations with special needs.

Fiscal Year

Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. To facilitate consolidated reporting, our 2007 and future international acquisitions will report one month earlier than our period end date. Therefore, these international acquisitions will have a year end date of November 30 for our consolidated reporting purposes. The domestic and Canadian subsidiaries are consolidated as of December 31, 2008.

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

Segments

As of December 31, 2008, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Further information regarding our segments is included in Note 9.

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

Community Services: Revenues are derived primarily from 33 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered.

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

Employment Training Services: Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid, and (4) fixed price.

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

Revenues for fixed price contracts are generally recognized in the period services are rendered. Certain of our long-term fixed price contracts may contain performance-based measures that can increase or decrease our revenue. Revenue is deferred in cases where the fixed price is not determinable as a result of these provisions.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2008 were approximately 61% through Medicaid reimbursement, 11% from the DOL and 28% from other payors. We derived 11%, 11% and 12% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively, under contracts from the DOL under the Federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues. There was no other single customer whose revenue was 10% or more of our consolidated revenue.

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

Short-term Investments

We had no short-term investments during 2008, 2007 and at December 31, 2006. Prior to December 31, 2006, short-term investments were variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Although these securities were issued and rated as long-term securities, they were priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. “Purchases (redemptions) of short-term investments”, included in the accompanying Consolidated Statements of Cash Flows reflect the purchase and sale of variable rate securities during the periods presented.

Valuation of Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. For the year ended December 31, 2008, 12.6% of our accounts receivable relates to the DOL under the federal Job Corps program.

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels and significant litigation. Our evaluation is based on undiscounted cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded an impairment loss of $0.3 million in the fourth quarter of 2008 related to a building operated under our Community Services segment.

Goodwill

We test goodwill for impairment annually as of year end, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. No impairment loss was recognized as a result of the impairment tests in 2008 or 2006; however a $0.3 million impairment loss was recorded in March 2007 related to the Schools component of our All Other reporting segment.

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 4% at December 31, 2008 and 2007. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. Pursuant to SFAS 123R, the income tax benefits exceeding the recorded deferred income tax benefit from share-based compensation awards (the excess tax benefits) are required to be reported in cash provided by financing activities. Our share-based compensation plans and share-based payments are described more fully in Note 11, “Share-Based Compensation” herein.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB also issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which illustrates how an entity would determine fair value when the market for a financial asset is not active. The partial adoption of SFAS 157 did not have a material effect on the consolidated financial statements. We are currently evaluating the provisions for nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. We did not elect the fair value option for any of our existing financial instruments as of December 31, 2008, and we have not determined whether or not we will elect this option for financial instruments which may be acquired in the future.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS No. 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. As a result of the adoption of SFAS 141R, we estimate acquisition related costs of approximately $0.03 per diluted common share in connection with 2009 anticipated acquisitions.

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

Reclassifications

During the first and fourth quarters of 2006, we ceased providing community services in the District of Columbia (the District) and the state of New Mexico, respectively. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the withdrawals have been accounted for as discontinued operations. Accordingly, the results of our community services operations in the District and New Mexico for all periods presented and the related exit costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of income. Additional information regarding discontinued operations can be found in Note 18.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.             Acquisitions

2008

We completed sixteen acquisitions during 2008. Thirteen acquisitions were completed within our Community Services segment, one acquisition was completed within our Employment Services segment and two school acquisitions were completed within the All Other category. Aggregate consideration for these acquisitions was approximately $58.4 million, including $1.8 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $72.0 million. The operating results of these acquisitions are included in the consolidated statements of income from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$440
Other intangible assets	11,699
Goodwill	45,996
Other assets	495
Liabilities assumed	(204)
Aggregate purchase price	$58,426

Approximately $8.9 million of other intangible assets will be amortized over five to fifteen years and consist of $0.9 million of company trade name, $3.1 million of covenants not-to-compete, $4.6 million customer relationships and $0.3 million of other, with the remaining $2.5 million of company trade name and $0.3 million of other not subject to amortization. Amortization expense for the above intangible assets totaled $0.7 million for the year ended December 31, 2008. Approximately $34.5 million of goodwill was allocated to the Community Services segment, $1.6 million was allocated to Employment Training Services segment, and $9.9 million to All Other. We expect 97% of the $46.0 million of goodwill will be deductible for tax purposes.

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

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$1,635
Other intangible assets	7,322
Goodwill	67,453
Acquired cash	4,405
Other assets	5,520
Liabilities assumed	(6,240)
Aggregate purchase price	$80,095

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

3.             Goodwill and Intangible Assets

A summary of changes to goodwill during the year follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at January 1, 2007	$302,587	$7,589	$60,457	$4,861	$375,494

Goodwill added through acquisitions	28,888	—	—	38,565	67,453
Impairment charge	—	—	—	(331)	(331)
Adjustments to previously recorded goodwill (1)	1,007	—	—	—	1,007

Balance at December 31, 2007	332,482	7,589	60,457	43,095	443,623

Goodwill added through acquisitions	34,464	—	1,596	9,936	45,996
Purchase price allocation adjustments, net (3)	—	—	—	(7,318)	(7,318)
Adjustments to previously recorded goodwill (1)	1,236	—	—	(7,341)	(6,105)

Balance at December 31, 2008	$368,182	$7,589	$62,053	$38,372	$476,196

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and earn-out payments. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

(2)          Other is comprised of international and school operations.

(3)          Included within the purchase price allocation adjustments is a $2.0 million deferred tax liability recorded as part of the final purchase price allocation for our 2007 international acquisitions.

Intangible assets are as follows:

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Covenants not to compete	$28,827	$17,873	$25,560	$16,200
Customer relationships	33,049	5,079	23,011	2,743
Other intangibles	9,270	2,209	4,200	1,416
	$71,146	$25,161	$52,771	$20,359

The Company amortizes the covenants not to compete over two to fifteen years, customer relationships over ten years, and other intangibles over one to ten years, with $3.5 million not subject to amortization. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $4.8 million, $4.0 million and $2.9 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2009	$5,412
2010	5,006
2011	4,864
2012	4,429
2013	4,006

4.             Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31
	2008	2007

7.75% senior notes due 2013, net of discount of approximately $0.7 million in 2008 and $0.8 million in 2007	$149,342	$149,203
Senior secured credit facility	103,800	69,300
Obligations under capital leases	637	892
Notes payable and other	3,693	4,416
	257,472	223,811
Less current portion	2,086	3,320
	$255,386	$220,491

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

On November 30, 2007, we amended our existing senior secured credit facility. The amendment increased the revolving credit facility by $50 million to a total of $250 million. Additional capacity of $50 million remains in place, which allows us to expand our total borrowing capacity to $300 million. The credit facility expires on October 3, 2010, and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to interest coverage and leverage. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets. We are in compliance with our debt covenants at December 31, 2008.

As of December 31, 2008, we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. As of December 31, 2008, we had $94.3 million available under the revolver with an outstanding balance of $103.8 million. Outstanding balances bear interest at 1.38% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of December 31, 2008, the weighted average interest rate was 3.21%. Letters of credit had a borrowing rate of 1.50% as of December 31, 2008. The commitment fee on the unused balance is .30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2009	$2,086
2010	104,973
2011	138
2012	141
2013	150,138
Thereafter	654
$258,130

5.             Income Taxes

Income tax expense attributable to income from continuing operations is summarized as follows:

	Year Ended December 31
	2008	2007	2006
Current:
Federal	$12,381	$17,986	$15,449
State	2,616	3,494	3,094
Foreign	1,274	258	465
Total current	16,271	21,738	19,008
Deferred:
Federal	3,979	3,024	3,359
State	744	(349)	1,007
Foreign	(172)	—	—
Total deferred	4,551	2,675	4,366

Total income tax expense	$20,822	$24,413	$23,374

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income from continuing operations follows:

	Year Ended December 31
	2008	2007	2006

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State and foreign income taxes, net of federal benefits	4.0	4.0	4.4
Jobs tax credits, net	(5.4)	(3.0)	(3.0)
Nondeductible expenses and other	0.7	0.9	0.3
Reserves for income tax contingencies	0.6	—	(0.9)
Deferred tax valuation allowance	1.2	(1.3)	—
	36.1%	35.6%	35.8%

During the years ended December 31, 2008, 2007 and 2006, we credited additional paid-in capital for the tax benefits associated with share-based compensation in the amounts of $0.9 million, $1.4 million and $3.1 million, respectively.

As of December 31, 2008, we have state net operating loss carryforwards of approximately $37 million which are available to offset future taxable income, if any, of certain entities in certain states. These carryforwards will expire between 2009 and 2027. These carryforwards have been partially or fully offset by valuation allowances as our ability to apply these carryforwards may be limited.

As of December 31, 2008, we have federal foreign tax credit carryovers of approximately $2.3 million. If not used, these carryforwards will expire between 2009 and 2018. These credit carryovers have been fully offset by a valuation allowance as our ability to apply these carryforwards is subject to limitation.

We have not recognized a deferred tax liability of approximately $1.9 million for the undistributed earnings of our foreign subsidiaries that arose in 2008 and prior years as we consider these earnings to be indefinitely reinvested. As of December 31, 2008, the undistributed earnings of these subsidiaries were approximately $4.9 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2008	2007
Deferred tax assets:
Accounts receivable	$7,839	$5,978
Covenants not to compete and other intangible assets	1,066	2,028
Workers’ compensation costs	10,057	9,668
Compensated absences	3,175	3,077
Other insurance reserves	4,212	6,702
Share-based compensation	2,277	1,976
Other liabilities and reserves	5,804	2,603
Deferred gains and revenues	2,310	1,842
Deferred state income tax net operating loss carryforwards	4,231	3,390
Deferred tax credits, foreign tax credit carryforwards and other	3,824	2,288
Total gross deferred tax assets	44,795	39,552
Less valuation allowance	5,353	3,235
Net deferred tax assets	39,442	36,317

Deferred tax liabilities:
Goodwill and other intangible assets	46,796	37,072
Other	341	498
Total deferred tax liabilities	47,137	37,570
Net deferred tax liability	$(7,695)	$(1,253)

Classified as follows:
Current deferred income tax asset	$22,702	$17,959
Noncurrent deferred income tax liability	(30,397)	(19,212)
Net deferred tax liability	$(7,695)	$(1,253)

A valuation allowance for deferred tax assets was provided as of December 31, 2008 and 2007 related to state and foreign income tax net operating loss carryforwards and federal foreign tax credit carryovers. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	2008	2007

Balance at beginning of year	$483	$496
Increase related to prior year tax positions	328	48
Decrease related to prior year tax positions	(17)	(5)
Increase related to current year tax positions	88	83
Lapse of statute of limitations	(157)	(139)
Balance at end of year	$725	$483

Included in the balance of total unrecognized tax benefits at December 31, 2008 are potential benefits of $0.3 million, which if recognized, would affect the effective tax rate on income from continuing operations.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2004. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Total accrued interest and penalties as of December 31, 2008 were less than $0.1 million and are included in accrued expenses.

6.             Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	December 31
	2008	2007

Land and land improvements	$7,031	$6,882
Furniture and equipment	101,814	91,210
Buildings	39,462	38,693
Leasehold improvements	32,005	27,816
Buildings under capital lease	659	264
Equipment under capital lease	4,583	4,548
Construction in progress	1,269	4,571
	186,823	173,984
Less accumulated depreciation and amortization	102,666	90,648
Net property and equipment	$84,157	$83,336

Other assets are as follows:

	December 31
	2008	2007

Long-term receivables and advances to managed facilities	$2,669	$1,643
Deposits	3,739	3,547
Deferred debt issuance costs	2,763	3,699
Insurance recoveries	6,023	5,490
Other assets	1,128	1,221
	$16,322	$15,600

Accrued expenses are as follows:

	December 31
	2008	2007

Wages and payroll taxes	$38,313	$32,928
Compensated absences	12,363	11,801
Health insurance	4,848	3,968
Workers’ compensation insurance	12,845	12,811
Automobile insurance	1,752	2,023
Professional services	9,443	4,149
General and professional liability insurance	1,825	2,997
Taxes other than income taxes	9,657	7,977
Interest	3,297	2,951
Deferred revenue	6,047	4,894
Other	3,130	3,997
	$103,520	$90,496

Long-term liabilities are as follows:

	December 31
	2008	2007

Workers’ compensation insurance	$20,118	$15,082
Automobile insurance	3,695	9,360
General and professional liability insurance	4,499	6,277
Other	3,284	2,746
	$31,596	$33,465

7.             Preferred Stock Issuance

On June 23, 2004, ResCare issued 48,095 shares of preferred stock to four investment funds controlled by Onex Corporation (the Onex Partners), at a purchase price of $1,050 per share or a total price of $50.5 million. The preferred shares are convertible into approximately 4.8 million shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity.

The preferred stock was designated as Series A convertible preferred stock and is entitled to a liquidation preference of $1,050 per share plus all unpaid, accrued dividends. There were no dividends declared in 2006, 2007 and 2008. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends. Commencing 18 months after the issuance, the holders of the preferred stock have the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise.

Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $0.4 million for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Partners no longer holds at least 26,452 shares of preferred stock. Under this agreement, annual fees of $0.4 million were paid to Onex Corporation for all periods presented.

8.             Earnings per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2008	2007	2006
Income from continuing operations	$36,899	$44,233	$42,009
Attributable to preferred shareholders	5,312	6,370	6,243
Attributable to common shareholders	$31,587	$37,863	$35,766

Loss from discontinued operations, net of tax	$(339)	$(342)	$(5,313)
Attributable to preferred shareholders	(49)	(50)	(790)
Attributable to common shareholders	$(290)	$(292)	$(4,523)

Net income	$36,560	$43,891	$36,696
Attributable to preferred shareholders	5,263	6,320	5,453
Attributable to common shareholders	$31,297	$37,571	$31,243

Weighted average number of common shares used in basic earnings per common share	28,462	28,215	27,558
Effect of dilutive securities:
Stock options	48	266	534
Restricted stock	90	108	79

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,600	28,589	28,171

There are no antidilutive average shares for the periods presented above.

9.             Segment Information

As of December 31, 2008, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

The following table sets forth information about reportable segment operating results and assets:

As of and for the year ended December 31:	Community Services	Job Corps Training Services	Employment Training Services	All Other (1)	Consolidated Totals

2008
Revenues (2)	$1,109,275	$163,944	$222,394	$47,970	$1,543,583
Operating income (2) (3)	99,633	11,782	22,692	(57,287)	76,820
Total assets	606,681	39,074	133,814	134,574	914,143
Capital expenditures	8,097	—	1,043	10,251	19,391
Depreciation and amortization	10,037	—	2,321	10,585	22,943

2007
Revenues (2)	$1,052,409	$163,904	$197,588	$19,397	$1,433,298
Operating income (2)	111,350	11,588	17,093	(52,867)	87,164
Total assets	547,369	32,532	134,355	120,287	834,543
Capital expenditures	9,814	—	1,425	12,772	24,011
Depreciation and amortization	9,929	—	1,962	7,898	19,789

2006
Revenues (2)	$915,878	$160,184	$205,502	$20,554	$1,302,118
Operating income (2)	104,676	11,177	14,293	(46,451)	83,695
Total assets	496,115	32,944	130,126	66,871	726,056
Capital expenditures	8,326	—	659	8,273	17,258
Depreciation and amortization (2)	8,810	—	1,851	6,253	16,914

(1)          All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals have been restated to exclude the effects of Washington, D.C. and New Mexico, which operations were discontinued effective March 31, 2006 and October 31, 2006, respectively.

(3)          Operating income includes a $20.3 million charge related to the resolution of four legal matters within our Community Services segment.

10.          Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $5.2 million, $4.9 million and $4.4 million in 2008, 2007 and 2006, respectively.

11.          Share-Based Compensation

As of December 31, 2008, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to four years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest over three to four years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility of our stock price is based on historical volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. There were no stock option grants in 2008, 2007 or 2006.

Total share-based compensation expense by type of award for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended December 31
	2008	2007	2006

Stock options	$—	$66	$635
Restricted stock, service-based	3,164	3,537	671
Restricted stock, performance-based	1,682	3,018	1,441
Total share-based compensation expense	4,846	6,621	2,747
Tax effect	1,885	2,575	834
Share-based compensation expense, net of tax	$2,961	$4,046	$1,913

We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

Stock Options

As of December 31, 2008, a total of 310 options were outstanding under the plans. Share-based compensation expense recognized for 2008 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123. The intrinsic value of the stock options exercised during 2008, 2007 and 2006 was $2.4 million, $4.0 million and $9.6 million, respectively. The fair value of the stock options which vested during 2008, 2007 and 2006 was approximately $0.7 million, $0.8 million and $1.8 million, respectively.

As of December 31, 2008, there was no share-based compensation related to nonvested stock options.

A summary of our stock option activity and related information for 2008 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at December 31, 2007	551	$12.09	2.6
Exercised	(230)	7.38
Forfeited/canceled	(11)	6.64
Outstanding at December 31, 2008	310	15.78	2.4

Exercisable at December 31, 2008	310	$15.78	2.4

Restricted Stock, service-based

As of December 31, 2008, 441 shares of service-based restricted stock were outstanding which vest based on years of service. During the twelve months ended December 31, 2008, we awarded 193 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for 2008 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of service-based restricted shares which vested during 2008, 2007 and 2006 was approximately $2.9 million, $3.1 million and $0.4 million, respectively.

As of December 31, 2008, there was $5.8 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately four years.

A summary of our service-based restricted stock activity and related information for 2008 is as follows:

	Service-Based Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	435	$18.10
Granted	193	18.60
Issued	(150)	18.11
Forfeited/canceled	(37)	18.80
Outstanding at December 31, 2008	441	$18.09

Restricted Stock, performance-based

As of December 31, 2008, a total of 336 shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. The fair value of the restricted stock awards are based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for 2008 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of performance-based restricted shares which vested during 2008 and 2007 was approximately $1.5 million and $1.1 million, respectively. No performance-based restricted shares vested during 2006.

As of December 31, 2008, there was $9.0 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, all of this is considered probable.

A summary of performance-based restricted stock activity and related information for 2008 is as follows:

	Performance- Based Restricted Stock	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	394	$18.70
Granted	9	25.16
Issued	(67)	18.24
Forfeited/canceled	—	—

Outstanding at December 31, 2008	336	$18.97

12.          Lease Arrangements

We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $70.4 million, $65.5 million and $60.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $59.0 million, $53.8 million and $49.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2020 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008, are as follows:

Year Ended December 31	Capital Leases	Operating Leases

2009	$130	$52,886
2010	123	44,415
2011	111	31,156
2012	102	24,159
2013	96	19,410
Thereafter	310	47,078
Total minimum lease payments	872	$219,104
Less amounts representing interest	235
Present value of minimum lease payments	637
Less current maturities	78
Total long-term obligations under capital leases	$559

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $0.7 million and $0.7 million of buildings and $4.6 million and $4.5 million of equipment as of December 31, 2008 and 2007, respectively. The accumulated depreciation related to assets under capital leases was $4.0 million and $3.5 million as of December 31, 2008 and 2007, respectively.

During 2007, we sold five properties with an aggregate net book value of $1.8 million. Proceeds from the sale totaled $2.0 million, resulting in a gain on the sale totaling $0.2 million. All five properties are used in our Community Services segment. The properties have been leased back to us under lease agreements with terms of five to twelve years. As a result of the sale-leaseback transactions, the deferred gain is being recognized over the terms of the leases. The minimum lease payments required under these operating leases have been incorporated into the future minimum lease payments above. There were no sale-leaseback transactions in 2008.

13.          Financial Instruments

At December 31, 2008 and 2007, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
7.75% senior notes	$149,342	$127,050	$149,203	$148,875
Senior secured credit facility	103,800	103,800	69,300	69,300
Notes payable and other	3,693	3,619	4,416	4,279

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

In July 2000, American International Specialty Lines Insurance Company, or AISL, filed a Complaint for Declaratory Judgment against us and certain of our subsidiaries in the U.S. District Court for the Southern District of Texas, Houston Division. In the Complaint, AISL sought a declaration of what insurance coverage was available to ResCare in the case styled In re: Estate of Trenia Wright, Deceased, et al. v. Res-Care, Inc., et al., which was filed in Probate Court No. 1 of Harris County, Texas (the Lawsuit). After the filing, we entered into an agreement with AISL whereby any settlement reached in the Lawsuit would not be dispositive of whether the claims in the Lawsuit were covered under the insurance policies issued by AISL. AISL thereafter settled the Lawsuit. The case was tried, without a jury, in late December 2003. On March 31, 2004, the Court entered a judgment in favor of AISL in the amount of $5.0 million which we appealed to the Fifth Circuit Court of Appeals. In June 2008 the Court of Appeals affirmed the judgment but denied AISL’s petition for attorney fees and pre-judgment interest. We filed a Motion for Rehearing which was denied in July 2008 thus ending the litigation. We made provisions in our consolidated financial statements for the liability that resulted from final adjudication of this matter. The liability was paid in July 2008.

In October 2005, a lawsuit was filed in Fulton County, Georgia Court styled Freddie Fitts v. Res-Care, Inc., et al. The lawsuit sought unspecified damages for permanent injuries received by Mr. Fitts in an October 2003 automobile accident involving one of our vehicles. In February 2006, we transferred the case to the U.S. District Court, Northern District of Georgia, Atlanta Division. We admitted liability and in June 2008 settled the lawsuit during trial. We made provisions in our consolidated financial statements for the liability that resulted from final adjudication of this matter. The liability was paid in July 2008.

In January 2006, a lawsuit was filed in San Mateo County Superior Court styled Conservatorship of the Person and Estate of Theresa Rodriguez v. Res-Care, Inc, Res-Care California, Inc. dba RCCA Services, et al. The lawsuit alleges violations of the Elder and Dependent Adult Abuse Act, Breach of Fiduciary Duty, Negligence and Unfair Business Practices as a result of Ms. Rodriguez being severely burned in May 2004 one week after the replacement of a water heater at a group home in California where she resided. Plaintiff also sought attorneys’ fees and punitive damages against RCCA Services. We initiated settlement discussions which were successful after the second quarter of 2008, thus ending the litigation. We made provisions in our consolidated financial statements for the liability that resulted from final adjudication of this matter. Furthermore, we have preserved our rights for indemnity against the plumbing installers/manufacturers of the water heater. The liability was paid in August 2008.

In January 2007, the U.S. Court of Appeals for the Seventh Circuit reversed a Summary Judgment we had received from the U.S. District Court, Southern District of Indiana, in Omega Healthcare Investors, Inc. v. Res-Care Health Services, Inc. In the case, Omega was initially seeking $3.7 million for breach of contract in the closing of a facility in 1999 located in Lexington, Kentucky. Trial commenced in June 2008 on the issue of damages only and the jury returned a verdict of $6.0 million which was entered as a judgment in August. Prior to the Judge ruling on various post-trial motions, including pre-judgment interest, attorney’s fees and costs, the case settled and was paid in January 2009. We had previously made provisions in our consolidated financial statements for the liability that resulted from final adjudication of this matter.

During 2008, we recorded a pretax charge of $20.3 million in connection with the resolution of the legal matters described in the preceding paragraphs. ResCare or its affiliates are also parties to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

15.          Related Party Transactions

We lease certain of our facilities under an operating lease with Ventas, Inc., a publicly traded healthcare real estate investment trust. Ronald Geary, our Chairman of the Board and former President and Chief Executive Officer, is a member of Ventas’ board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $1.0 million for the years ended December 31, 2008 and $0.9 million for 2007 and 2006. Aggregate future rentals are estimated to be approximately $2.8 million, subject to annual increases based on the consumer price index.

16.          Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2008 (1) (2)
Revenues	$375,399	$385,378	$387,923	$394,883	$1,543,583
Facility and program contribution	38,224	16,616	37,758	43,156	135,754
Net income:
Income (loss) from continuing operations, net of tax	$12,100	$(1,569)	$11,628	$14,740	$36,899
Loss from discontinued operations, net of tax	(54)	(103)	(122)	(60)	(339)
Net income (loss)	$12,046	$(1,672)	$11,506	$14,680	$36,560
Net income (loss) attributable to common shareholders	10,308	(1,672)	9,856	12,568	31,297
Basic earnings (loss) per common share:
From continuing operations	$0.36	$(0.06)	$0.35	$0.44	$1.11
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Basic earnings (loss) per common share	$0.36	$(0.06)	$0.35	$0.44	$1.10
Diluted earnings (loss) per common share:
From continuing operations	$0.36	$(0.06)	$0.35	$0.44	$1.10
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)
Diluted earnings (loss) per common share	$0.36	$(0.06)	$0.34	$0.44	$1.09

2007 (1)
Revenues	$338,495	$363,023	$364,598	$367,182	$1,433,298
Facility and program contribution	33,753	35,152	35,976	36,005	140,886
Net income:
Income from continuing operations, net of tax	$10,291	$10,279	$11,523	$12,140	$44,233
Loss from discontinued operations, net of tax	(139)	(123)	(136)	56	(342)
Net income	$10,152	$10,156	$11,387	$12,196	$43,891
Net income attributable to common shareholders	$8,695	$8,689	$9,750	$10,446	$37,571
Basic earnings (loss) per common share:
From continuing operations	$0.31	$0.32	$0.34	$0.37	$1.34
From discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)
Basic earnings per common share	$0.31	$0.31	$0.34	$0.37	$1.33
Diluted earnings (loss) per common share:
From continuing operations	$0.31	$0.31	$0.34	$0.36	$1.32
From discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)	(0.01)
Diluted earnings per common share	$0.31	$0.30	$0.34	$0.36	$1.31

(1)          Amounts have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in the District of Columbia and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for all periods presented.

(2)          Second quarter of 2008 includes a $24.4 million ($14.9 million, net of tax, or $0.45 per diluted share) charge related to the resolution of three separate legal matters and the ongoing proceedings of another case. Fourth quarter of 2008 includes a $4.1 million ($2.5 million, net of tax, or $0.07 per diluted share) reduction of the legal reserves due to final judgment of one case.

17.          Minority Interests

The accompanying consolidated financial statements include the financial information of ResCare and that of several subsidiaries in which we hold a majority interest. For consolidated majority-owned subsidiaries in which we own less than 100%, we recognize a minority interest for the ownership interest of the minority owners. During 2008 ResCare held a 67.5% interest in Pharmacy Alternatives, LLC, a closed-door pharmacy providing products and services to both ResCare operations and other providers of services to persons with developmental disabilities. On December 31, 2008, ResCare purchased the remaining 32.5% membership interest from Pharmapro, Inc.

ResCare currently holds a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities, and an 81% interest in ResCare Maatwerk B.V., a private limited liability company under Dutch law providing government funded job reintegration services. The minority interest represents the share of the equity that is attributable to the minority owner and is disclosed separately in the consolidated balance sheet. The minority interest impact of $0.4 million and $0.2 million for the years ended December 31, 2008 and 2007, respectively, are not material to our results of operations, and therefore has been classified as other operating expense in the consolidated statements of income.

18.          Discontinued Operations

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

In connection with the withdrawals, we recorded a charge for exit costs totaling $2.9 million during the year ended December 31, 2006. Also in 2006, an additional $1.0 million was recorded for impaired assets, which were principally leaseholds and furniture. The following table describes the 2006, 2007 and 2008 activity for the exit liability:

	One-time Benefit Arrangements And Related Costs	Lease Termination Activity	Total

Balance at January 1, 2006	$—	$—	$—

Accruals	101	2,779	2,880
Payments	(101)	(176)	(277)
Balance at December 31, 2006	—	2,603	2,603

Reversals	—	(141)	(141)
Payments	—	(2,046)	(2,046)
Balance at December 31, 2007	—	416	416

Accruals	—	16	16
Payments	—	(432)	(432)
Balance at December 31, 2008	$—	$—	$—

Summarized financial information for the discontinued operations is set forth below:

	Year Ended December 31
	2008	2007	2006

Revenues	$—	$13	$22,252
Facility and program expenses	514	694	26,592
Facility and program loss	(514)	(681)	(4,340)
Exit costs	(16)	141	(2,880)
Impairment charges	—	—	(1,049)
Loss from discontinued operations, before income taxes	(530)	(540)	(8,269)
Income tax benefit	191	198	2,956
Loss from discontinued operations, net of tax	$(339)	$(342)	$(5,313)

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$146	$4,048	$9,400	$—	$13,594
Accounts receivable, net	50,172	177,149	3,655	—	230,976
Refundable income taxes	2,222	—	(441)	—	1,781
Deferred income taxes	22,694	—	8	—	22,702
Non-trade receivables	475	3,710	(164)	—	4,021
Prepaid expenses and other current assets	12,102	6,060	247	—	18,409
Total current assets	87,811	190,967	12,705	—	291,483

Property and equipment, net	38,195	45,410	552	—	84,157
Goodwill	94,785	353,474	27,937	—	476,196
Other intangible assets	6,876	32,880	6,229	—	45,985
Investment in subsidiaries	572,440	41,741	80,228	(694,409)	—
Other assets	10,614	5,246	462	—	16,322
	$810,721	$669,718	$128,113	$(694,409)	$914,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,623	$19,205	$3,388	$—	$49,216
Accrued expenses	49,565	53,450	505	—	103,520
Current portion of long-term debt	—	2,008	—	—	2,008
Current portion of obligations under capital leases	13	65	—	—	78
Accrued income taxes	849	—	250	—	1,099
Total current liabilities	77,050	74,728	4,143	—	155,921

Intercompany	(18,190)	12,286	5,904	—	—
Long-term liabilities	29,799	1,559	238	—	31,596
Long-term debt	253,142	1,685	—	—	254,827
Obligations under capital leases	19	540	—	—	559
Deferred gains	1,623	2,343	—	—	3,966
Deferred income taxes	30,401	—	(4)	—	30,397
Total liabilities	373,844	93,141	10,281	—	477,266

Total shareholders’ equity	436,877	576,577	117,832	(694,409)	436,877
	$810,721	$669,718	$128,113	$(694,409)	$914,143

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,379	$3,724	$5,706	$—	$10,809
Accounts receivable, net	39,989	162,420	4,120	—	206,529
Refundable income taxes	2,026	—	439	—	2,465
Deferred income taxes	17,959	—	—	—	17,959
Non-trade receivables	542	8,835	68	—	9,445
Prepaid expenses and other current assets	6,894	5,161	310	—	12,365
Total current assets	68,789	180,140	10,643	—	259,572

Property and equipment, net	36,884	45,827	625	—	83,336
Goodwill	85,699	313,954	43,970	—	443,623
Other intangible assets	4,576	27,836	—	—	32,412
Investment in subsidiaries	492,487	—	—	(492,487)	—
Other assets	11,210	4,290	100	—	15,600
	$699,645	$572,047	$55,338	$(492,487)	$834,543

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$32,863	$18,615	$3,172	$—	$54,650
Accrued expenses	44,897	44,550	1,049	—	90,496
Current portion of long-term debt	271	2,967	—	—	3,238
Current portion of obligations under capital leases	13	69	—	—	82
Accrued income taxes	1,146	—	413	—	1,559
Total current liabilities	79,190	66,201	4,634	—	150,025

Intercompany	(57,476)	14,501	42,975	—	—
Long-term liabilities	31,721	1,744	—	—	33,465
Long-term debt	218,503	1,178	—	—	219,681
Obligations under capital leases	34	776	—	—	810
Deferred gains	1,587	2,892	—	—	4,479
Deferred income taxes	19,217	—	(5)	—	19,212
Total liabilities	292,776	87,292	47,604	—	427,672

Minority interests	—	2	—	—	2

Total shareholders’ equity	406,869	484,753	7,734	(492,487)	406,869
	$699,645	$572,047	$55,338	$(492,487)	$834,543

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenues	$300,052	$1,216,375	$27,156	$—	$1,543,583

Operating expenses	323,845	1,116,592	26,326	—	1,466,763

Operating (loss) income	(23,793)	99,783	830	—	76,820

Other (income) expenses:
Interest, net	19,159	(75)	15	—	19,099
Equity in earnings of subsidiaries	(64,018)	—	—	64,018	—
Total other expenses	(44,859)	(75)	15	64,018	19,099

Income from continuing operations before income taxes	21,066	99,858	815	(64,018)	57,721
Income tax (benefit) expense	(15,494)	36,022	294	—	20,822

Income from continuing operations	36,560	63,836	521	(64,018)	36,899
Loss from discontinued operations, net of tax	—	(339)	—	—	(339)

Net income	$36,560	$63,497	$521	$(64,018)	$36,560

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Revenues	$267,083	$1,029,420	$5,615	$—	$1,302,118

Operating expenses	259,289	954,192	4,942	—	1,218,423

Operating income	7,794	75,228	673	—	83,695

Other (income) expenses:
Interest, net	8,807	9,444	61	—	18,312
Equity in earnings of subsidiaries	(37,347)	—	—	37,347	—
Total other expenses	(28,540)	9,444	61	37,347	18,312

Income from continuing operations before income taxes	36,334	65,784	612	(37,347)	65,383
Income tax (benefit) expense	(362)	23,517	219	—	23,374

Income from continuing operations	36,696	42,267	393	(37,347)	42,009
Loss from discontinued operations, net of tax	—	(5,313)	—	—	(5,313)

Net income	$36,696	$36,954	$393	$(37,347)	$36,696

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(In thousands)

	ResCare, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Total

Operating activities:
Net income	$36,560	$63,497	$521	$(64,018)	$36,560
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,883	11,161	899	—	22,943
Impairment charge	—	313	—	—	313
Amortization of discount and deferred debt issuance costs on notes	1,192	—	—	—	1,192
Share-based compensation	4,846	—	—	—	4,846
Deferred income taxes, net	6,449	(131)	(7)	—	6,311
Provision for losses on accounts receivable	—	7,104	—	—	7,104
Excess tax benefit from exercise of stock options	(935)	—	—	—	(935)
Loss on sale of assets	—	(5)	—	—	(5)
Equity in earnings of subsidiaries	(64,018)	—	—	64,018	—
Changes in operating assets and liabilities	(3,790)	(2,139)	(25,848)	—	(31,777)
Cash (used in) provided by operating activities	(8,813)	79,800	(24,435)	—	46,552
Investing activities:
Purchases of property and equipment	(11,625)	(7,576)	(190)	—	(19,391)
Acquisitions of businesses, net of cash acquired	—	(56,659)	—	—	(56,659)
Proceeds from sale of assets	—	633	—	—	633
Cash used in investing activities	(11,625)	(63,602)	(190)	—	(75,417)
Financing activities:
Long-term debt repayments	(2,531)	—	—	—	(2,531)
Borrowings of long-term debt	—	—	—	—	—
Short-term borrowings-three months or less, net	36,885	(2,385)	—	—	34,500
Payments on obligations under capital leases	—	(75)	—	—	(75)
Proceeds from sale and leaseback transaction	—	—	—	—	—
Net payments relating to intercompany financing	(15,935)	(13,414)	29,349	—	—
Proceeds received from exercise of stock options	1,562	—	—	—	1,562
Excess tax benefits from share-based compensation	935	—	—	—	935
Employee withholding payments on share-based compensation	(1,593)	—	—	—	(1,593)
Debt issuance costs	(118)	—	—	—	(118)
Cash provided by (used in) financing activities	19,205	(15,874)	29,349	—	32,680
Effect of exchange rate on cash and cash equivalents	—	—	(1,030)	—	(1,030)
Increase in cash and cash equivalents	(1,233)	324	3,694	—	2,785
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$146	$4,048	$9,400	$—	$13,594

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

ResCare, Inc.

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2008	$15,831	$7,104	$(2,629)	$—	$20,306
Year ended December 31, 2007	11,327	6,364	(1,860)	—	15,831
Year ended December 31, 2006	9,279	5,836	(3,788)	—	11,327

Investor Information

AUDITORS

KPMG LLP

Louisville, KY

ANNUAL MEETING

The annual meeting of shareholders will be held at 10:00 a.m., June 26, 2009, at ResCare, 9901 Linn Station Road, Louisville, KY 40223

REGISTRAR AND TRANSFER AGENT

National City Bank

Shareholder Services Department

LOC 01-5352

P.O. Box 94980

Cleveland, OH 44101-4980

(800) 622-6757

Inquiries regarding stock transfers, lost certificates or address changes should be sent to the above address.

COMMON STOCK

ResCare stock is traded on NASDAQ (RSCR)

FORM 10-K AND OTHER INFORMATION

The Annual Report to the Securities and Exchange Commission on Form 10-K and other financial information such as interim and annual reports to shareholders are available without charge upon request from:

Investor Relations Department

ResCare

9901 Linn Station Road

Louisville, KY 40223

Phone: (502) 394-2100

Fax: (502) 394-2249

communication@rescare.com

ResCare’s 2009 Proxy Statement and Annual Report are available on our website.

www.ResCare.com