Form 10-Q
period 2009-03-31
RES CARE INC /KY/
filed 2009-05-08
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2009 was 29,429,847.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,243	$13,594
Accounts receivable, net of allowance for doubtful accounts of $21,581 in 2009 and $20,306 in 2008	230,677	230,976
Refundable income taxes	—	1,781
Deferred income taxes	23,627	22,702
Non-trade receivables	4,456	4,021
Prepaid expenses and other current assets	14,219	18,409
Total current assets	287,222	291,483
Property and equipment, net	83,477	84,157
Goodwill	473,802	476,196
Other intangible assets, net	46,120	45,985
Other assets	15,612	16,322
Total assets	$906,233	$914,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,540	$49,216
Accrued expenses	103,907	103,520
Current portion of long-term debt	1,942	2,008
Current portion of obligations under capital leases	80	78
Accrued income taxes	4,402	1,099
Total current liabilities	156,871	155,921
Long-term liabilities	31,666	31,596
Long-term debt	233,617	254,827
Obligations under capital leases	538	559
Deferred gains	3,673	3,966
Deferred income taxes	32,347	30,397
Total liabilities	458,712	477,266
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2009 and 2008	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,824,985 in 2009 and 29,864,949 in 2008, outstanding 29,436,872 in 2009 and 29,470,734 in 2008	50,563	50,550
Additional paid-in capital	92,768	91,786
Retained earnings	270,205	258,134
Accumulated other comprehensive loss	(12,624)	(10,202)
Total shareholders’ equity	447,521	436,877
Total liabilities and shareholders’ equity	$906,233	$914,143

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2009	2008

Revenues	$390,827	$375,399
Facility and program expenses	351,929	337,175
Facility and program contribution	38,898	38,224

Corporate general and administrative expenses	15,535	14,575

Operating income	23,363	23,649

Interest expense, net	4,323	4,594
Income from continuing operations before income taxes	19,040	19,055
Income tax expense	6,969	6,955
Income from continuing operations	12,071	12,100
Loss from discontinued operations, net of tax	—	(54)
Net income	12,071	12,046

Net income attributable to preferred shareholders	1,733	1,738
Net income attributable to common shareholders	$10,338	$10,308

Basic earnings (loss) per common share:
From continuing operations	$0.36	$0.36
From discontinued operations	—	(0.00)
Basic earnings per common share	$0.36	$0.36

Diluted earnings (loss) per common share:
From continuing operations	$0.36	$0.36
From discontinued operations	—	(0.00)
Diluted earnings per common share	$0.36	$0.36

Weighted average number of common shares:
Basic	28,693	28,338
Diluted	28,693	28,528

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2009	2008

Cash flows from operating activities:
Net income	$12,071	$12,046
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,836	5,236
Amortization of discount and deferred debt issuance costs on notes	302	292
Share-based compensation	1,271	1,096
Deferred income taxes, net	1,025	1,969
Excess tax benefit from share-based compensation	—	(738)
Provision for losses on accounts receivable	1,658	1,569
Gain on purchase of business	(562)	—
Changes in operating assets and liabilities	4,963	(673)
Cash provided by operating activities	27,564	20,797

Cash flows from investing activities:
Purchases of property and equipment	(3,213)	(3,969)
Acquisitions of businesses	(1,711)	(10,400)
Proceeds from sale of assets	120	25
Cash used in investing activities	(4,804)	(14,344)

Cash flows from financing activities:
Long-term debt repayments	(707)	—
Short-term repayments — three months or less, net	(20,800)	(1,068)
Payments on obligations under capital lease, net	(19)	(20)
Debt issuance costs	(14)	(99)
Excess tax benefit from share-based compensation	—	738
Proceeds received from exercise of stock options	168	730
Employee withholding payments on share-based compensation	(506)	(779)
Cash used in financing activities	(21,878)	(498)

Effect of exchange rate changes on cash and cash equivalents	(233)	—

Increase in cash and cash equivalents	649	5,955

Cash and cash equivalents at beginning of period	13,594	10,809

Cash and cash equivalents at end of period	$14,243	$16,764

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

For further information refer to the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2008.

Note 2.                   Acquisitions

We completed two acquisitions during the first quarter of 2009 within our Community Services segment. Aggregate consideration for these acquisitions was approximately $1.9 million, including $0.2 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $7.6 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$937
Other intangible assets	1,305
Goodwill	257
Other assets	5
Gain on purchase of business	(562)
Aggregate purchase price	$1,942

The other intangible assets consist primarily of customer relationships, licenses and covenants not to compete. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life.

Note 3.                   Goodwill

A summary of changes to goodwill during the three months ended March 31, 2009 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at December 31, 2008	$368,182	$7,589	$62,053	$38,372	$476,196

Goodwill added through acquisitions	257	—	—	—	257
Adjustments to previously recorded goodwill (1)	(1,225)	—	5	(1,431)	(2,651)

Balance at March 31, 2009	$367,214	$7,589	$62,058	$36,941	$473,802

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)          Other is comprised of international and school operations.

Note 4.                   Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31
	2009	2008

Net income	$12,071	$12,046
Foreign currency translation adjustments arising during the period	(2,422)	340
Comprehensive income	$9,649	$12,386

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	Dec. 31
	2009	2008
7.75% senior notes due 2013, net of discount of approximately $0.7 million in 2009 and 2008	$149,377	$149,342
Senior secured credit facility	83,000	103,800
Obligations under capital leases	618	637
Notes payable and other	3,182	3,693
	236,177	257,472
Less current portion	2,022	2,086
	$234,155	$255,386

Note 6.                   Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended
	March 31
	2009	2008

Income from continuing operations	$12,071	$12,100
Attributable to preferred shareholders	1,733	1,746
Attributable to common shareholders	$10,338	$10,354

Loss from discontinued operations, net of tax	$—	$(54)
Attributable to preferred shareholders	—	(8)
Attributable to common shareholders	$—	$(46)

Net income	$12,071	$12,046
Attributable to preferred shareholders	1,733	1,738
Attributable to common shareholders	$10,338	$10,308

Weighted average number of common shares used in basic earnings per common share	28,693	28,338
Effect of dilutive securities:
Stock options	—	157
Restricted stock	—	33

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,693	28,528

Basic earnings (loss) per common share:
From continuing operations	$0.36	$0.36
From discontinued operations	—	(0.00)
Basic earnings per common share	$0.36	$0.36

Diluted earnings (loss) per common share:
From continuing operations	$0.36	$0.36
From discontinued operations	—	(0.00)
Diluted earnings per common share	$0.36	$0.36

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended
	March 31
	2009	2008

Restricted shares	419	—
Stock options	233	225

Note 7.                   Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended March 31:	Services	Services	Services	Other (1)	Totals

2009
Revenues	$281,423	$40,587	$55,066	$13,751	$390,827
Operating income	32,107	3,176	4,603	(16,523)	23,363
Total assets	610,849	34,751	136,044	124,589	906,233
Capital expenditures	1,836	—	581	796	3,213
Depreciation and amortization	2,691	—	609	3,536	6,836

2008
Revenues (2)	$268,872	$41,695	$53,075	$11,757	$375,399
Operating income (2)	29,583	3,085	4,918	(13,937)	23,649
Total assets	564,387	30,905	133,552	125,016	853,860
Capital expenditures	1,774	—	207	1,988	3,969
Depreciation and amortization	2,379	—	467	2,390	5,236

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Amounts for both Community Services and the Consolidated Totals exclude the effects of Washington, D.C. and New Mexico, which operations were discontinued effective March 31, 2006 and October 31, 2006, respectively.

Note 8.                   Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the results of these proceedings or claims, individually or in the aggregate, will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Note 9.                   Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS 157 did not have a material effect on the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS No. 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. We adopted SFAS 141R effective January 1, 2009. This statement will apply prospectively to business combinations completed on or after that date. Thus far, SFAS 141R has not had a material impact to our condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and the disclosure requirements must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must also be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. We adopted SFAS 160 effective January 1, 2009. The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.

Note 10.                 Subsidiary Guarantors

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,238	$4,643	$8,362	$—	$14,243
Accounts receivable, net	47,891	179,959	2,827	—	230,677
Deferred income taxes	23,620	—	7	—	23,627
Non-trade receivables	783	3,659	14	—	4,456
Prepaid expenses and other current assets	7,283	6,677	259	—	14,219
Total current assets	80,815	194,938	11,469	—	287,222

Property and equipment, net	36,803	46,150	524	—	83,477
Goodwill	93,457	353,909	26,436	—	473,802
Other intangible assets, net	8,050	33,091	4,979	—	46,120
Investment in subsidiaries	677,550	41,741	80,228	(799,519)	—
Other assets	10,628	4,840	144	—	15,612
	$907,303	$674,669	$123,780	$(799,519)	$906,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,057	$19,912	$2,571	$—	$46,540
Accrued expenses	44,834	58,773	300	—	103,907
Current portion of long-term debt	—	1,942	—	—	1,942
Current portion of obligations under capital leases	14	66	—	—	80
Accrued income taxes	4,207	—	195	—	4,402
Total current liabilities	73,112	80,693	3,066	—	156,871

Intercompany	90,634	(93,926)	3,292	—	—
Long-term liabilities	29,825	1,620	221	—	31,666
Long-term debt	232,377	1,240	—	—	233,617
Obligations under capital leases	16	522	—	—	538
Deferred gains	1,467	2,206	—	—	3,673
Deferred income taxes	32,351	—	(4)	—	32,347
Total liabilities	459,782	(7,645)	6,575	—	458,712

Total shareholders’ equity	447,521	682,314	117,205	(799,519)	447,521
	$907,303	$674,669	$123,780	$(799,519)	$906,233

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$76,843	$309,095	$4,889	$—	$390,827

Operating expenses	76,077	284,869	6,518	—	367,464
Operating income (loss)	766	24,226	(1,629)	—	23,363

Other (income) expenses:
Interest, net	4,354	(18)	(13)	—	4,323
Equity in earnings of subsidiaries	(14,346)	—	—	14,346	—
Total other (income) expenses	(9,992)	(18)	(13)	14,346	4,323

Income (loss) from continuing operations, before income taxes	10,758	24,244	(1,616)	(14,346)	19,040
Income tax (benefit) expense	(1,313)	8,873	(591)	—	6,969
Income (loss) from continuing operations	12,071	15,371	(1,025)	(14,346)	12,071

Net income	$12,071	$15,371	$(1,025)	$(14,346)	$12,071

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$74,471	$293,090	$7,838	$—	$375,399

Operating expenses	73,923	270,568	7,259	—	351,750
Operating income	548	22,522	579	—	23,649

Other (income) expenses:
Interest, net	4,673	(38)	(41)	—	4,594
Equity in earnings of subsidiaries	(14,666)	—	—	14,666	—
Total other (income) expenses	(9,993)	(38)	(41)	14,666	4,594

Income from continuing operations, before income taxes	10,541	22,560	620	(14,666)	19,055
Income tax (benefit) expense	(1,505)	8,234	226	—	6,955
Income (loss) from continuing operations	12,046	14,326	394	(14,666)	12,100
Loss from discontinued operations, net of tax	—	(54)	—	—	(54)

Net income	$12,046	$14,272	$394	$(14,666)	$12,046

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$12,071	$15,371	$(1,025)	$(14,346)	$12,071
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,917	2,994	925	—	6,836
Amortization of discount and deferred debt issuance costs on notes	302	—	—	—	302
Share-based compensation	1,271	—	—	—	1,271
Deferred income tax expense	1,024	—	1	—	1,025
Provision for losses on accounts receivable	—	1,658	—	—	1,658
Gain on purchase of business	—	(562)	—	—	(562)
Equity in earnings of subsidiaries	(14,346)	—	—	14,346	—
Changes in operating assets and liabilities	111,004	(104,958)	(1,083)	—	4,963
Cash provided by (used in) operating activities	114,243	(85,497)	(1,182)	—	27,564
Investing activities:
Purchases of property and equipment	(1,269)	(1,923)	(21)	—	(3,213)
Acquisitions of businesses	—	(1,711)	—	—	(1,711)
Proceeds from sale of assets	—	120	—	—	120
Cash used in investing activities	(1,269)	(3,514)	(21)	—	(4,804)
Financing activities:
Long-term debt (repayments) borrowings	(938)	231	—	—	(707)
Short-term repayments — three months or less, net	(19,828)	(972)	—	—	(20,800)
Payments on obligations under capital leases, net	—	(19)	—	—	(19)
Debt issuance costs	(14)	—	—	—	(14)
Net payments relating to intercompany financing	(90,764)	90,366	398	—	—
Proceeds received from exercise of stock options	168	—	—	—	168
Employee withholding payments on share-based compensation	(506)	—	—	—	(506)
Cash (used in) provided by financing activities	(111,882)	89,606	398	—	(21,878)
Effect of exchange rate changes on cash and cash equivalents	—	—	(233)	—	(233)
Increase (decrease) in cash and cash equivalents	1,092	595	(1,038)		649
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$1,238	$4,643	$8,362	$—	$14,243

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$12,046	$14,272	$394	$(14,666)	$12,046
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,576	2,555	105	—	5,236
Amortization of discount and deferred debt issuance costs on notes	292	—	—	—	292
Share-based compensation	1,096	—	—	—	1,096
Deferred income tax expense	1,979	—	(10)	—	1,969
Excess tax benefit from share-based compensation	(1,349)	—	—	—	(1,349)
Provision for losses on accounts receivable	—	1,569	—	—	1,569
Equity in earnings of subsidiaries	(14,666)	—	—	14,666	—
Changes in operating assets and liabilities	89,282	(90,662)	371	947	(62)
Cash provided by (used in) operating activities	91,256	(72,266)	860	947	20,797
Investing activities:
Purchases of property and equipment	(2,283)	(1,570)	(116)	—	(3,969)
Acquisitions of businesses	—	(10,400)	—	—	(10,400)
Proceeds from sale of assets	—	25	—	—	25
Cash used in investing activities	(2,283)	(11,945)	(116)	—	(14,344)
Financing activities:
Short-term borrowings (repayments) — three months or less, net	31	(1,099)	947	(947)	(1,068)
Payments on obligations under capital leases, net	—	(20)	—	—	(20)
Debt issuance costs	(99)	—	—	—	(99)
Net payments relating to intercompany financing	(86,426)	85,701	725	—	—
Excess tax benefit from share-based compensation	738	—	—	—	738
Proceeds received from exercise of stock options	730	—	—	—	730
Employee withholding payments on share-based compensation	(779)	—	—	—	(779)
Cash (used in) provided by financing activities	(85,805)	84,582	1,672	(947)	(498)
Increase in cash and cash equivalents	3,168	371	2,416	—	5,955
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$4,547	$4,095	$8,122	$—	$16,764

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report and in our 2008 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Historically, strong demand for the services we provide continues during cyclical economic downturns such as the ongoing crisis in the financial markets and general recessionary environment. Despite cost containment efforts, many states are dealing with budget deficits or shortfalls as a result of current economic conditions, including their Medicaid budgets that fund a significant portion of the services we provide.

States continue to evaluate the impact of the federal stimulus plan on their budgets for human services. In general, we believe the stimulus will be advantageous to the states. We are actively working with state governments and at the federal level, and will continue to monitor developments. ResCare may also benefit from opportunities for additional services and contracts as a result of the stimulus plan.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2008 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2009, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2009	2008
	(Dollars in thousands)
Revenues:
Community Services	$281,423	$268,872
Job Corps Training Services	40,587	41,695
Employment Training Services	55,066	53,075
Other (1)	13,751	11,757
Consolidated	$390,827	$375,399

Operating income:
Community Services	$32,107	$29,583
Job Corps Training Services	3,176	3,085
Employment Training Services	4,603	4,918
Other (1)	(881)	835
Total Operating Expenses (2)	(15,642)	(14,772)
Consolidated	$23,363	$23,649

Operating margin:
Community Services	11.4%	11.0%
Job Corps Training Services	7.8%	7.4%
Employment Training Services	8.4%	9.3%
Other (1)	(6.4)%	7.1%
Total Operating Expenses (2)	(4.0)%	(3.9)%
Consolidated	6.0%	6.3%

(1)          Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(2)          Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2009 increased $15.4 million, or 4.1%, over the same period in 2008. This increase was primarily related to acquisitions in the Community Services and Other segments, as well as new contracts in the Employment Training Services segment. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2009, was $23.4 million compared to $23.6 million over the same period in 2008. Consolidated operating margins were 6.0% and 6.3% for the quarterly periods in 2009 and 2008, respectively, due primarily to lower operating margins in the Employment Training Services segment.

Net interest expense decreased $0.3 million for the first quarter of 2009 over the same period in 2008. The decreases were attributable to lower rates. Our effective income tax rate for the three months ended March 31, 2009 was 36.6% as compared to 36.5% over the same period in 2008.

Community Services

Community Services revenues for the quarter ended March 31, 2009 increased by $12.6 million, or 4.7%, over the same period in 2008. This increase was due primarily to acquisition growth, which was partially offset by softness in the HomeCare business. Operating margin increased from 11.0% in the first quarter of 2008 to 11.4% in the same period in 2009 due primarily to effective cost containment.

Job Corps Training Services

Job Corps Training Services revenues for the quarter ended March 31, 2009 decreased $1.1 million, or 2.7%, from the same period in 2008 primarily due to decreased spending. Operating margin increased from 7.4% in the first quarter of 2008 to 7.8% in the same period in 2009 primarily due to a reduction in general and administrative expenses related to travel and professional services. In January 2009, we were informed the contract to operate the Pittsburgh Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues for this contract are approximately $17 million. Our contract expires on June 30, 2009. We were informed in April 2009 the contract to operate the Treasure Island Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues are approximately $17 million. Our contract expires on May 31, 2009.

Employment Training Services

Employment Training Services revenues increased $2.0 million, or 3.8%, in the quarter ended March 31, 2009 over the same period in 2008, due primarily to the Indiana contract and the addition of new contracts which were partially offset by lost contracts in Florida due to the state taking services in-house during 2008 and the timing of performance incentives. Operating margin decreased from 9.3% in the first quarter of 2008 to 8.4% in the same period in 2009, due primarily to the timing of performance incentives.

Other

A portion of our business is dedicated to alternative education and international job training and placement agencies. Revenues increased from $11.8 million in the 2008 first quarter to $13.8 million in the same period in 2009 primarily due to the acquisition of Care Resources. Operating income decreased from $0.8 million in the first quarter of 2008 to an operating loss of $0.9 million for the same period in 2009 due primarily to out-of-period adjustments within the international business totaling $1.8 million related to foreign exchange losses and amortization on intangible assets, offset by current quarter foreign exchange gains of $0.5 million.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses increased $0.9 million, or 5.9%, for the quarter ended March 31, 2009, compared to the same period in 2008 principally due to an increase in payroll-related expenses of $0.5 million.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $7.9 million, or 1.0%, in 2009 over balances at December 31, 2008. This was primarily due to decrease of $5.0 million for prepaid taxes and insurance, $1.4 million foreign exchange effect on goodwill, and approximately $1.0 million increase of amortization on other intangible assets.

Cash and cash equivalents were $14.2 million at March 31, 2009, as compared to $13.6 million at December 31, 2008. Cash provided from operations for the three months ended March 31, 2009 was $27.6 million compared to $20.8 million for the three months ended March 31, 2008. The increase is primarily due to the favorable changes to accounts receivable, other assets and accounts payable totaling $12.4 million, with an offset for the settlement payment for the Omega case during the first quarter of 2009.

Net accounts receivable at March 31, 2009 decreased to $230.7 million, compared to $231.0 million at December 31, 2008. Days of revenue in net accounts receivable were 50.5 days at March 31, 2009 compared with 51.1 days at December 31, 2008.

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

The capital markets remain under duress due to the ongoing financial crisis and may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases. We expect to begin negotiating new terms for our $250 million senior secured revolving credit facility during the second half of 2009 and anticipate facing significant rate and pricing increases, as well as more restrictive debt covenants over the terms in place currently. Some members of our bank lending group, due to pressure from the financial crisis, may have more limited lending capacity than reflected in the current credit facility or may not have the ability to participate in a new credit facility. We may see a significant change in lender participation as a result or credit availability as a result.

Capital expenditures were consistent with our historical experience. We invested $3.2 million during the first three months of 2009 on purchases of property and equipment. We also used $1.7 million on acquisitions during the first three months of 2009 compared to $10.4 million during the same period of 2008.

Our financing activities included a net payment of debt and capital lease obligations of $21.5 million for the first three months of 2009. This compares to a net payment of debt and capital lease obligations of $1.1 million for the same period in 2008. Stock option exercise activity resulted in $0.2 million in proceeds for the 2009 period versus $0.7 million in 2008.

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

As of March 31, 2009, we had $115.1 million available under the revolver with an outstanding balance of $83.0 million. Outstanding balances bear interest at 1.63% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of March 31, 2009, the weighted average interest rate was 2.58%. As of March 31, 2009, we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.75% as of March 31, 2009. The commitment fee on the unused balance was 0.35%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of March 31, 2009 and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 62% through Medicaid reimbursement, 10% from the DOL and 28% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2009 or 2008.

Impact of Recently Issued Accounting Pronouncements

See Note 9 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $83.0 million as of March 31, 2009 and $103.8 million as of December 31, 2008. A 100 basis point movement in the interest rate would result in an approximate $0.8 million annualized effect on interest expense and cash flows.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Information regarding the legal proceedings is described in Note 8 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.                 Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

If the fair values of our reporting units decline, we may have to record a material non-cash charge to earnings from impairment of our goodwill.

At March 31, 2009, we had approximately $474 million of goodwill recorded. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on estimates of the fair values of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging, and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors result in the decline in the fair value of one or more of our reporting units, it is reasonably likely that a goodwill impairment assessment before the next annual review in the fourth quarter of 2009 would be necessary and might result in an impairment of goodwill.

For our 2008 annual impairment test, our Employment Training Services and International reporting units had fair values that exceeded their respective carrying values by only 4-6%. These reporting units have goodwill balances at March 31, 2009 of $62 million and $22 million, respectively. While the operating results for the three months ended March 31, 2009 for these two reporting units were below our expectations, we do not consider this to be a triggering event at this time. However, if the operating results of these reporting units continue to be below our expectations, we may test for goodwill impairment which could result in a charge against earnings prior to the annual test in the fourth quarter of 2009.

Our inability to maintain and renew our existing contracts and to obtain additional contracts could adversely affect our revenues.

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Employment Training centers. Regardless of operating performance, our Job Corps contracts are re-bid at least every five years and our Employment Training Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies also could adversely affect our ability to obtain and retain these contracts.

As a subcontractor, we can be adversely affected by, but unable to control or influence, disputes arising between the principal parties to the contract.

Occasionally, we may be engaged as subcontractors to provide services to the prime contractor’s customers. We currently have this relationship in our Job Corps, International and Employment Training Services businesses. In these subcontractor, we may not be able to influence or control issues that arise between the prime contractor and its customer. Disputes between the prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities	None

Issuer Repurchases of Securities:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)	Average Price	Purchased as Part of	That May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
January 1-31, 2009	33,634	$14.15	N/A	N/A
February 1-28, 2009	205	13.94	N/A	N/A
March 1-31, 2009	—	—	N/A	N/A
	33,839	$14.92	N/A	N/A

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

RES-CARE, INC.
Registrant

Date:	May 8, 2009	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 8, 2009	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and
Chief Financial Officer