Form 10-Q
period 2009-06-30
RES CARE INC /KY/
filed 2009-08-07
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2009, was 29,482,181.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                FINANCIAL INFORMATION

Item 1.                   Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,613	$13,594
Accounts receivable, net of allowance for doubtful accounts of $21,317 in 2009 and $20,306 in 2008	230,253	230,976
Refundable income taxes	4,763	1,781
Deferred income taxes	23,349	22,702
Non-trade receivables	6,058	4,021
Prepaid expenses and other current assets	13,209	18,409
Total current assets	293,245	291,483
Property and equipment, net	82,771	84,157
Goodwill	485,984	476,196
Other intangible assets, net	47,448	45,985
Other assets	14,689	16,322
Total assets	$924,137	$914,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$51,294	$49,216
Accrued expenses	101,515	103,520
Current portion of long-term debt	1,659	2,008
Current portion of obligations under capital leases	96	78
Accrued income taxes	1,101	1,099
Total current liabilities	155,665	155,921
Long-term liabilities	36,239	31,596
Long-term debt	231,254	254,827
Obligations under capital leases	563	559
Deferred gains	3,502	3,966
Deferred income taxes	35,976	30,397
Total liabilities	463,199	477,266
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2009 and 2008	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,829,569 in 2009 and 29,864,949 in 2008, outstanding 29,461,481 in 2009 and 29,470,734 in 2008	50,574	50,550
Additional paid-in capital	93,426	91,786
Retained earnings	278,832	258,134
Accumulated other comprehensive loss	(8,084)	(10,202)
Total shareholders’ equity — Res-Care, Inc.	461,357	436,877
Noncontrolling interests	(419)	—
Total shareholders’ equity	460,938	436,877
Total liabilities and shareholders’ equity	$924,137	$914,143

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$405,263	$385,378	$796,090	$760,777
Facility and program expenses	373,005	368,762	724,934	705,937
Facility and program contribution	32,258	16,616	71,156	54,840

Corporate general and administrative expenses	14,893	14,682	30,428	29,257

Operating income	17,365	1,934	40,728	25,583

Interest expense, net	4,180	4,503	8,503	9,097
Income (loss) from continuing operations before income taxes	13,185	(2,569)	32,225	16,486
Income tax expense (benefit)	4,977	(1,000)	11,946	5,955
Income (loss) from continuing operations	8,208	(1,569)	20,279	10,531
Loss from discontinued operations, net of tax	—	(103)	—	(157)
Net income (loss) – including noncontrolling interests	8,208	(1,672)	20,279	10,374
Net loss – noncontrolling interest	(135)	—	(419)	—
Net income (loss) – Res-Care, Inc.	8,343	(1,672)	20,698	10,374

Net income attributable to preferred shareholders	1,194	—	2,966	1,496
Net income (loss) attributable to common shareholders	$7,149	$(1,672)	$17,732	$8,878

Basic earnings (loss) per common share:
From continuing operations	$0.25	$(0.06)	$0.62	$0.32
From discontinued operations	—	(0.00)	—	(0.01)
Basic earnings (loss) per common share	$0.25	$(0.06)	$0.62	$0.31

Diluted earnings (loss) per common share:
From continuing operations	$0.25	$(0.06)	$0.62	$0.32
From discontinued operations	—	(0.00)	—	(0.01)
Diluted earnings (loss) per common share	$0.25	$(0.06)	$0.62	$0.31

Weighted average number of common shares:
Basic	28,795	28,466	28,751	28,401
Diluted	28,795	28,466	28,751	28,531

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2009	2008

Cash flows from operating activities:
Net income – including noncontrolling interest	$20,279	$10,374
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	13,154	10,843
Amortization of discount and deferred debt issuance costs on notes	606	592
Share-based compensation	2,488	2,233
Deferred income taxes	4,932	(1,997)
Excess tax benefit from share-based compensation	—	(851)
Provision for losses on accounts receivable	3,927	3,519
Gain on purchase of business	(559)	—
Loss (gain) on sale of assets	53	(49)
Changes in operating assets and liabilities	1,939	7,017
Cash provided by operating activities	46,819	31,681

Cash flows from investing activities:
Purchases of property and equipment	(7,251)	(9,383)
Acquisitions of businesses	(12,723)	(20,840)
Proceeds from sale of assets	146	535
Cash used in investing activities	(19,828)	(29,688)

Cash flows from financing activities:
Long-term debt repayments	(1,431)	(1,789)
Short-term (repayments) borrowings – three months or less, net	(23,200)	10,000
Payments on obligations under capital lease	(46)	(39)
Debt issuance costs	(36)	(98)
Excess tax benefit from share-based compensation	—	851
Proceeds received from exercise of stock options	360	962
Employee withholding payments on share-based compensation	(1,282)	(1,442)
Cash (used in) provided by financing activities	(25,635)	8,445

Effect of exchange rate changes on cash and cash equivalents	663	(40)

Increase in cash and cash equivalents	2,019	10,398

Cash and cash equivalents at beginning of period	13,594	10,809

Cash and cash equivalents at end of period	$15,613	$21,207

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$777	$1,600

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (SFAS 160). SFAS 160 applies to all companies that prepare consolidated financial statements but will only affect companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. SFAS 160 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, SFAS 160 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 31, 2008	$—
Net loss — noncontrolling interests	(419)
Noncontrolling interests as of June 30, 2009	$(419)

Effective this quarter, we implemented SFAS No. 165, Subsequent Events (SFAS 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 7, 2009, the date these financial statements were issued. During this period we did not have any material recognizable or disclosable subsequent events.

For further information refer to the consolidated financial statements and footnotes thereto in our 2008 Annual Report on Form 10-K.

Note 2.                   Acquisitions

We completed six acquisitions during the first half of 2009 within our Community Services segment. Aggregate consideration for these acquisitions was approximately $13.5 million, including $0.8 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $31.7 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$1,004
Other intangible assets	3,594
Goodwill	9,461
Other assets	37
Liabilities assumed	(37)
Gain on purchase of business	(559)
Aggregate purchase price	$13,500

The other intangible assets consist primarily of customer relationships, licenses, covenants not to compete and company name. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life.

Note 3.                  Goodwill

A summary of changes to goodwill during the six months ended June 30, 2009 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at December 31, 2008	$368,182	$7,589	$62,053	$38,372	$476,196

Goodwill added through acquisitions	9,461	—	—	—	9,461
Adjustments to previously recorded goodwill (1)	(1,003)	—	5	1,325	327

Balance at June 30, 2009	$376,640	$7,589	$62,058	$39,697	$485,984

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)          Other is comprised of international and school operations.

Note 4.                  Comprehensive Income

The following table sets forth the computation of comprehensive income (loss) attributable to Res-Care, Inc.:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net income (loss) – Res-Care, Inc.	$8,343	$(1,672)	$20,698	$10,374
Foreign currency translation adjustments arising during the period	4,540	(1,703)	2,118	(1,363)
Comprehensive income (loss)	$12,883	$(3,375)	$22,816	$9,011

Note 5.                  Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	Dec. 31
	2009	2008

7.75% senior notes due 2013, net of discount of approximately $0.6 million and $0.7 million in 2009 and 2008, respectively	$149,411	$149,342
Senior secured credit facility	80,600	103,800
Obligations under capital leases	659	637
Notes payable and other	2,902	3,693
	233,572	257,472
Less current portion	1,755	2,086
	$231,817	$255,386

Note 6.                  Financial Instruments

At June 30, 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,411	$140,625	$149,342	$127,050
Senior secured credit facility	80,600	80,600	103,800	103,800
Notes payable and other	2,902	2,846	3,693	3,619

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 7.                  Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock attributable to Res-Care, Inc.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Income (loss) from continuing operations	$8,343	$(1,569)	$20,698	$10,531
Attributable to preferred shareholders	1,194	—	2,966	1,519
Attributable to common shareholders	$7,149	$(1,569)	$17,732	$9,012

Loss from discontinued operations, net of tax	$—	$(103)	$—	$(157)
Attributable to preferred shareholders	—	—	—	(23)
Attributable to common shareholders	$—	$(103)	$—	$(134)

Net income (loss)	$8,343	$(1,672)	$20,698	$10,374
Attributable to preferred shareholders (1)	1,194	—	2,966	1,496
Attributable to common shareholders	$7,149	$(1,672)	$17,732	$8,878

Weighted average number of common shares used in basic earnings per common share	28,795	28,466	28,751	28,401
Effect of dilutive securities:
Stock options	—	—	—	130

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,795	28,466	28,751	28,531

Basic earnings (loss) per common share:
From continuing operations	$0.25	$(0.06)	$0.62	$0.32
From discontinued operations	—	(0.00)	—	(0.01)
Basic earnings (loss) per common share	$0.25	$(0.06)	$0.62	$0.31

Diluted earnings (loss) per common share:
From continuing operations	$0.25	$(0.06)	$0.62	$0.32
From discontinued operations	—	(0.00)	—	(0.01)
Diluted earnings (loss) per common share	$0.25	$(0.06)	$0.62	$0.31

(1)   Preferred shareholders are not contractually obligated to share in a net loss at any time during the year.

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Stock options	243	413	243	—
Restricted shares	343	304	343	304

Note 8.                  Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended June 30:
2009
Revenues	$290,627	$40,825	$59,224	$14,587	$405,263
Operating income	24,750	2,930	2,999	(13,314)	17,365
Total assets	623,639	32,760	142,830	124,908	924,137
Capital expenditures	2,638	—	79	1,321	4,038
Depreciation and amortization	2,792	—	613	2,913	6,318

2008
Revenues	$273,728	$40,623	$58,426	$12,601	$385,378
Operating income (2)	4,941	2,777	7,292	(13,076)	1,934
Total assets	587,908	25,213	132,709	141,350	887,180
Capital expenditures	1,717	—	178	3,519	5,414
Depreciation and amortization	2,336	—	604	2,667	5,607

Six months ended June 30:
2009
Revenues	$572,050	$81,412	$114,290	$28,338	$796,090
Operating income	56,857	6,106	7,602	(29,837)	40,728
Capital expenditures	4,474	—	660	2,117	7,251
Depreciation and amortization	5,483	—	1,222	6,449	13,154

2008
Revenues	$542,600	$82,318	$111,501	$24,358	$760,777
Operating income (2)	34,524	5,862	12,210	(27,013)	25,583
Capital expenditures	3,491	—	385	5,507	9,383
Depreciation and amortization	4,715	—	1,071	5,057	10,843

(1)          All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)          Three months and six months ended June 30, 2008 includes a $24.4 million charge related to four legal matters within our Community Services segment. See Note 10 in our Form 10-Q for the period ended June 30, 2008 for further discussion.

Note 9.                  Legal Proceedings

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

Note 10.                Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 at the beginning of 2009 for nonfinancial assets and liabilities, which include goodwill and intangibles. The adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 166.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of General Accepted Accounting Principles (SFAS 168). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and established only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the Codification) will become the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to U.S. GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) 107-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Option No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods beginning after June 15, 2009. We adopted the provisions of FSP 107-1 on June 30, 2009. See Note 6 for information related to the fair value of our financial instruments.

Note 11.                Subsidiary Guarantors

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$(4,412)	$9,955	$10,070	$—	$15,613
Accounts receivable, net	44,052	182,771	3,430	—	230,253
Refundable income taxes	4,747	—	16		4,763
Deferred income taxes	23,341	—	8	—	23,349
Non-trade receivables	1,145	4,832	81	—	6,058
Prepaid expenses and other current assets	5,885	7,009	315	—	13,209
Total current assets	74,758	204,567	13,920	—	293,245

Property and equipment, net	35,786	46,379	606	—	82,771
Goodwill	93,481	363,107	29,396	—	485,984
Other intangible assets, net	7,807	34,329	5,312	—	47,448
Investment in subsidiaries	697,018	41,794	80,255	(819,067)	—
Other assets	10,195	4,306	188	—	14,689
	$919,045	$694,482	$129,677	$(819,067)	$924,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,628	$23,504	$2,162	$—	$51,294
Accrued expenses	45,760	55,548	207	—	101,515
Current portion of long-term debt	—	1,659	—	—	1,659
Current portion of obligations under capital leases	14	82	—	—	96
Accrued income taxes	894	—	207	—	1,101
Total current liabilities	72,296	80,793	2,576	—	155,665

Intercompany	84,122	(89,250)	5,128	—	—
Long-term liabilities	34,253	1,736	250	—	36,239
Long-term debt	230,011	1,243	—	—	231,254
Obligations under capital leases	12	551	—	—	563
Deferred gains	1,433	2,069	—	—	3,502
Deferred income taxes	35,980	—	(4)	—	35,976
Total liabilities	458,107	(2,858)	7,950	—	463,199

Total shareholders’ equity	460,938	697,340	121,727	(819,067)	460,938
	$919,045	$694,482	$129,677	$(819,067)	$924,137

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

 RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$77,739	$321,665	$5,859	$—	$405,263

Operating expenses	88,570	293,958	5,370	—	387,898
Operating (loss) income	(10,831)	27,707	489	—	17,365

Other (income) expenses:
Interest, net	4,159	(15)	36	—	4,180
Equity in earnings of subsidiaries	(17,624)	—	—	17,624	—
Total other (income) expenses	(13,465)	(15)	36	17,624	4,180

Income (loss) from continuing operations, before income taxes	2,634	27,722	453	(17,624)	13,185
Income tax (benefit) expense	(5,574)	10,391	160	—	4,977
Income (loss) from continuing operations	8,208	17,331	293	(17,624)	8,208

Net income (loss) — including noncontrolling interests	8,208	17,331	293	(17,624)	8,208
Net loss — noncontrolling interests	—	(35)	(100)	—	(135)
Net income (loss) — Res-Care, Inc.	$8,208	$17,366	$393	$(17,624)	$8,343

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$154,582	$630,760	$10,748	$—	$796,090

Operating expenses	164,647	578,827	11,888	—	755,362
Operating (loss) income	(10,065)	51,933	(1,140)	—	40,728

Other (income) expenses:
Interest, net	8,513	(33)	23	—	8,503
Equity in earnings of subsidiaries	(31,970)	—	—	31,970	—
Total other (income) expenses	(23,457)	(33)	23	31,970	8,503

Income (loss) from continuing operations, before income taxes	13,392	51,966	(1,163)	(31,970)	32,225

Income tax (benefit) expense	(6,887)	19,264	(431)	—	11,946
Income (loss) from continuing operations	20,279	32,702	(732)	(31,970)	20,279

Net income (loss) — including noncontrolling interests	20,279	32,702	(732)	(31,970)	20,279
Net loss — noncontrolling interests	—	(73)	(346)	—	(419)
Net income (loss) — Res-Care, Inc.	$20,279	$32,775	$(386)	$(31,970)	$20,698

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$148,668	$596,192	$15,917	$—	$760,777

Operating expenses	173,752	546,826	14,616	—	735,194
Operating (loss) income	(25,084)	49,366	1,301	—	25,583

Other (income) expenses:
Interest, net	9,214	(59)	(58)	—	9,097
Equity in earnings of subsidiaries	(32,284)	—	—	32,284	—
Total other (income) expenses	(23,070)	(59)	(58)	32,284	9,097

(Loss) income from continuing operations, before income taxes	(2,014)	49,425	1,359	(32,284)	16,486
Income tax (benefit) expense	(12,388)	17,852	491	—	5,955
Income from continuing operations	10,374	31,573	868	(32,284)	10,531
Loss from discontinued operations, net of tax	—	(157)	—	—	(157)

Net income (loss)	$10,374	$31,416	$868	$(32,284)	$10,374

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss) — including noncontrolling interests	$20,279	$32,702	$(732)	$(31,970)	$20,279
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by (used in) operating activities:
Depreciation and amortization	5,806	6,094	1,254	—	13,154
Amortization of discount and deferred debt issuance costs on notes	606	—	—	—	606
Share-based compensation	2,488	—	—	—	2,488
Deferred income tax expense	4,932	—	—	—	4,932
Provision for losses on accounts receivable	3,927	—	—	—	3,927
Gain on purchase of business	—	(559)	—	—	(559)
Loss on sale of assets	—	53	—	—	53
Equity in earnings of subsidiaries	(31,970)	—	—	31,970	—
Changes in operating assets and liabilities	108,974	(102,191)	(4,844)	—	1,939
Cash provided by (used in) operating activities	115,042	(63,901)	(4,322)	—	46,819
Investing activities:
Purchases of property and equipment	(2,898)	(4,198)	(155)	—	(7,251)
Acquisitions of businesses	—	(12,723)	—	—	(12,723)
Proceeds from sale of assets	—	146	—	—	146
Cash used in investing activities	(2,898)	(16,775)	(155)	—	(19,828)
Financing activities:
Long-term debt (repayments) borrowings	(2,208)	777	—	—	(1,431)
Short-term repayments — three months or less, net	(20,928)	(2,272)	—	—	(23,200)
Payments on obligations under capital leases, net	—	(46)	—	—	(46)
Debt issuance costs	(36)	—	—	—	(36)
Net payments relating to intercompany financing	(92,608)	88,008	4,600	—	—
Proceeds received from exercise of stock options	360	—	—	—	360
Employee withholding payments on share-based compensation	(1,282)	—	—	—	(1,282)
Cash (used in) provided by financing activities	(116,702)	86,467	4,600	—	(25,635)
Effect of exchange rate changes on cash and cash equivalents	—	116	547	—	663
(Decrease) increase in cash and cash equivalents	(4,558)	5,907	670	—	2,019
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$(4,412)	$9,955	$10,070	$—	$15,613

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income	$10,374	$31,416	$868	$(32,284)	$10,374
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,253	5,201	389	—	10,843
Amortization of discount and deferred debt issuance costs on notes	592	—	—	—	592
Share-based compensation	2,233	—	—	—	2,233
Deferred income tax expense	(1,987)	—	(10)	—	(1,997)
Excess tax benefit from share-based compensation	(851)	—	—	—	(851)
Provision for losses on accounts receivable	—	3,519	—	—	3,519
Gain on sale of assets	—	(49)	—	—	(49)
Equity in earnings of subsidiaries	(32,284)	—	—	32,284	—
Changes in operating assets and liabilities	101,867	(96,142)	(2,670)	3,962	7,017
Cash provided by (used in) operating activities	85,197	(56,055)	(1,423)	3,962	31,681
Investing activities:
Purchases of property and equipment	(5,984)	(3,242)	(157)	—	(9,383)
Acquisitions of businesses	—	(20,840)	—	—	(20,840)
Proceeds from sale of assets	—	535	—	—	535
Cash used in investing activities	(5,984)	(23,547)	(157)	—	(29,688)
Financing activities:
Long-term debt repayments	(1,789)	—	—	—	(1,789)
Borrowings of long-term debt	—	—	—	—	—
Short-term borrowings (repayments) — three months or less, net	9,787	(1,851)	6,026	(3,962)	10,000
Payments on obligations under capital leases, net	—	(39)	—	—	(39)
Debt issuance costs	(98)	—	—	—	(98)
Net payments relating to intercompany financing	(81,851)	82,864	(1,013)	—	—
Excess tax benefit from share-based compensation	851	—	—	—	851
Proceeds received from exercise of stock options	962	—	—	—	962
Employee withholding payments on share-based compensation	(1,442)	—	—	—	(1,442)
Cash (used in) provided by financing activities	(73,580)	80,974	5,013	(3,962)	8,445
Effect of exchange rate changes on cash and cash equivalents	—	(40)	—	—	(40)
Increase in cash and cash equivalents	5,633	1,332	3,433	—	10,398
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$7,012	$5,056	$9,139	$—	$21,207

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) is intended to help the reader understand ResCare’s financial performance and condition. MD&A complements, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in MD&A to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

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

Overview of Our Business

We recognize revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping and transportation to the elderly in their own homes. Additionally, we provide services to welfare recipients, young people and people who have been laid off or have special barriers to employment, to transition into the workforce and become productive employees.

We have three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the notes to condensed consolidated financial statements.

Revenues for our Community Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies, private pay home care and management contracts with not-for-profit or other providers that contract with state government agencies. Our services include activities of daily living, functional and vocational skills training, socialization, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs.

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

We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Employment Training Services and international operations. These programs are administered under contracts with local and state governments. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are generally funded by government agencies.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2008 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2009, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues:
Community Services	$290,627	$273,728	$572,050	$542,600
Job Corps Training Services	40,825	40,623	81,412	82,318
Employment Training Services	59,224	58,426	114,290	111,501
Other (2)	14,587	12,601	28,338	24,358
Consolidated	$405,263	$385,378	$796,090	$760,777

Operating income:
Community Services (1)	$24,750	$4,941	$56,857	$34,524
Job Corps Training Services	2,930	2,777	6,106	5,862
Employment Training Services	2,999	7,292	7,602	12,210
Other (2)	1,666	1,565	785	2,400
Total Operating Expenses (3)	(14,980)	(14,641)	(30,622)	(29,413)
Consolidated	$17,365	$1,934	$40,728	$25,583

Operating margin:
Community Services (1)	8.5%	1.8%	9.9%	6.4%
Job Corps Training Services	7.2%	6.8%	7.5%	7.1%
Employment Training Services	5.1%	12.5%	6.7%	11.0%
Other (2)	11.4%	12.4%	2.8%	9.9%
Total Operating Expenses (3)	(3.7)%	(3.8)%	(3.8)%	(3.9)%
Consolidated	4.3%	0.5%	5.1%	3.4%

(1)

Three months and six months ended June 30, 2008 includes a $24.4 million charge related to four legal matters within our Community Services segment. See Note 10 in our Form 10-Q for the period ended June 30, 2008 for further discussion.

(2)	Represents our international job training and placement agencies, as well as our charter and alternative education schools.
(3)	Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2009 increased $19.9 million and $35.3 million, or 5.2% and 4.6%, respectively, over the same periods in 2008. These increases were primarily related to acquisitions in the Community Services segment, new contracts in the Employment Training Services segment and a December 2008 school acquisition included in Other. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2009, was $17.4 million compared to $1.9 million over the same period in 2008. The increase in operating income was primarily due to the $24.4 million charge recorded in 2008 to resolve four legal matters and 2009 acquisition growth in the Community Services segment, offset by increased incremental insurance costs in 2009 totaling $11.8 million. Consolidated operating margins were 4.3% and 0.5% for the quarterly periods in 2009 and 2008, respectively, with improvement for the current year margin due primarily to the 2008 legal charge and acquisition growth, offset by increased insurance costs.

Consolidated operating income for the six months ended June 30, 2009 was $40.7 million compared to $25.6 million for the same period in 2008. Consolidated operating margins were 5.1% and 3.4% for the six month periods in 2009 and 2008, respectively. The increases in 2009 operating income and margins were primarily related to the $24.4 million legal charge and 2009 acquisition growth, offset by an incremental increase of $11.0 million in 2009 insurance costs.

Net interest expense decreased $0.3 million for the second quarter and $0.6 million for the six months ended June 30, 2009, compared to the same periods in 2008. The decreases were attributable to lower rates. Our effective income tax rate for the six months ended June 30, 2009 was 37.1% as compared to 36.1% over the same period in 2008. The increase in the effective rate was primarily due to the 2008 legal charge and the international operations, offset by an increase in insurance costs.

Community Services

Community Services revenues for the quarter and six months ended June 30, 2009 increased by $16.9 million and $29.5 million, or 6.2% and 5.4%, respectively, over the same periods in 2008. These increases were due primarily to acquisition growth in the HomeCare and residential businesses. Operating margin increased from 1.8% in the second quarter of 2008 to 8.5% in the same period in 2009 and from 6.4% to 9.9% for the six months ended June 30, 2008, and 2009, due primarily to the 2008 legal charge and 2009 acquisition and organic growth of approximately $3.5 million for the quarter and $4.6 million for the six months ended, offset by an incremental increase in 2009 insurance costs totaling $9.2 million for the quarter and $8.8 million for the six months ended.

Job Corps Training Services

Job Corps Training Services revenues for the quarter remained consistent with 2008. The six months ended June 30, 2009 decreased $0.9 million, or 1.1%, from the same periods in 2008 primarily due to decreased spending. Operating margin increased from 6.8% in the second quarter of 2008 to 7.2% in the same period in 2009 and increased from 7.1% to 7.5% for the six months ended June 30, 2008 as compared to June 30, 2009, primarily due to a reduction in general and administrative expenses related to travel and professional services. In January 2009, we were informed the contract to operate the Pittsburgh Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues for this contract were approximately $17 million. Our contract expired on June 30, 2009. We were informed in April 2009 the contract to operate the Treasure Island Job Corps center had been awarded to another operator through the re-bidding process. Annual revenues were approximately $17 million. Our contract expired on May 31, 2009.

Employment Training Services

Employment Training Services revenues increased $0.8 million and $2.8 million, or 1.4% and 2.5%, respectively, in the quarter and six months ended June 30, 2009 over the same periods in 2008, due primarily to the Indiana contract and the addition of new contracts. These were partially offset by lost contracts in Florida due to the state taking services in-house during 2008 and the timing of performance incentives. Operating margin decreased from 12.5% in the second quarter of 2008 to 5.1% in the same period in 2009 and decreased from 11.0% in the six months ended June 30, 2008 to 6.7% in the same period in 2009 due to increased current year expenses incurred in connection with our contracts in New York and Indiana, and an additional $1.1 million in insurance costs.

Other

A portion of our business is dedicated to alternative education and international job training and placement agencies. Revenues increased from $12.6 million in the second quarter of 2008 to $14.6 million in the same period in 2009 and from $24.4 million for the six month period ended June 30, 2008 to $28.3 million in the same period in 2009, primarily due to an acquisition completed in December 2008. Operating income increased from $1.6 million in the second quarter of 2008 to $1.7 million for the same period in 2009. Operating income decreased from $2.4 million in the six months ended June 30, 2008 to $0.8 million in the 2009 six month period due to out-of-period adjustments within the international business totaling $1.8 million related to foreign exchange losses and amortization on intangible assets, offset by current quarter foreign exchange gains of $0.4 million.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses were consistent with the 2008 quarter. The increase of $1.2 million, or 4.1%, for the six months ended June 30, 2009, compared to the same period in 2008 is principally due to increased wages and employee benefits totaling $1.1 million.

Financial Condition, Liquidity and Capital Resources

Total assets increased $10.0 million, or 1.1%, in 2009 over balances at December 31, 2008. This was primarily due to the $9.5 million increase in goodwill due to 2009 acquisitions.

Cash and cash equivalents were $15.6 million at June 30, 2009, as compared to $13.6 million at December 31, 2008. Cash provided from operations for the six months ended June 30, 2009 was $46.8 million compared to $31.7 million for the six months ended June 30, 2008. The increase is primarily due to the increase in net income and change in deferred income taxes.

Net accounts receivable at June 30, 2009 decreased to $230.3 million, compared to $231.0 million at December 31, 2008. Due to strong cash collections, days of revenue in net accounts receivable decreased 1.9 days to 49.2 days at June 30, 2009 compared with 51.1 days at December 31, 2008.

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

The capital markets remain under duress due to the ongoing financial crisis and may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases. We are negotiating new terms for our $250 million senior secured revolving credit facility and may face significant rate and pricing increases when the refinancing is completed, as well as more restrictive debt covenants over the terms in place currently. Some members of our bank lending group, due to pressure from the financial crisis, may have more limited lending capacity than reflected in the current credit facility or may not have the ability to participate in a new credit facility. We may see a significant change in lender participation as a result or credit availability as a result.

Capital expenditures were consistent with our historical experience. We invested $7.3 million during the first six months of 2009 on purchases of property and equipment as compared to $9.4 million during the same period in 2008. We also used $12.7 million on six acquisitions during the first six months of 2009 compared to $20.8 million on nine acquisitions during the same period in 2008.

Our financing activities included a net payment of debt and capital lease obligations of $24.7 million for the first six months of 2009. This compares to a net borrowing of $10.0 million, offset by a net payment of debt and capital lease obligations of $1.8 million for the same period in 2008. Stock option exercise activity resulted in $0.4 million in proceeds for the 2009 period versus $1.0 million in 2008.

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

As of June 30, 2009, we had $117.5 million available under the revolver with an outstanding balance of $80.6 million. Outstanding balances bear interest at 1.375% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of June 30, 2009, the weighted average interest rate was 2.02%. As of June 30, 2009, we had irrevocable standby letters of credit in the principal amount of $51.9 million issued primarily in connection with our insurance programs. Subsequent to June 30, 2009, and in conjunction with the renewal of our insurance programs on July 1, 2009, we have increased our letters of credit outstanding by $10.0 million for a total issued and undrawn amount of $61.9 million. Letters of credit had a borrowing rate of 1.50% as of June 30, 2009. The commitment fee on the unused balance was 0.30%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of June 30, 2009 and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                                        Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $80.6 million as of June 30, 2009 and $103.8 million as of December 31, 2008. A 100 basis point movement in the interest rate would result in an approximate $0.8 million annualized effect on interest expense and cash flows.

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

Item 4.                                                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.              OTHER INFORMATION

Item 1.                   Legal Proceedings

Information regarding the legal proceedings is described in Note 9 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.                Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K and first quarter 2009 Form 10-Q.

If the fair values of our reporting units decline, we may have to record a material non-cash charge to earnings from impairment of our goodwill.

At June 30, 2009, we had approximately $486.0 million of goodwill recorded. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate whether the carrying value of our goodwill is impaired, based on estimates of the fair values of our reporting units. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging, and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors result in the decline in the fair value of one or more of our reporting units, it would become reasonably likely that a goodwill impairment assessment would be necessary before the next annual review in the fourth quarter of 2009 and might result in an impairment of goodwill.

For our 2008 annual impairment test, our Employment Training Services and International reporting units had fair values that exceeded their respective carrying values by only 4-6%. These reporting units have goodwill balances at June 30, 2009 of $62 million and $25 million, respectively. While the operating results for the six months ended June 30, 2009 for these two reporting units were below our expectations, we do not consider this to be a triggering event at this time. However, if the operating results of these reporting units continue to be below our expectations, we may test for goodwill impairment which could result in a charge against earnings prior to the annual test in the fourth quarter of 2009.

When we are a subcontractor, we can be adversely affected by, but unable to control or influence, disputes arising between the principal parties to the contract.

Occasionally, we may be engaged as a subcontractor to provide services to the prime contractor’s customers. We currently have this relationship in our Job Corps, International and Employment Training Services businesses. As a subcontractor, we may not be able to influence or control issues that arise between the prime contractor and its customer. Disputes between the prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results.

Item 2.                                                        Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities  None

Issuer Repurchases of Securities:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)	Average Price	Purchased as Part of	That May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
April 1-30, 2009	2,560	$14.72	N/A	N/A
May 1-31, 2009	240	15.07	N/A	N/A
June 1-30, 2009	47,975	14.38	N/A	N/A
	50,775	$14.40	N/A	N/A

(1)

These repurchases are made under a provision in our restricted stock compensation programs for the indirect repurchase of shares through a net-settlement feature upon the vesting of shares in order to satisfy minimum statutory tax-withholding requirements.

Item 4.                                                        Submission of Matters to a Vote of Security Holders

(a)                                  On June 26, 2009, ResCare held its regular annual meeting of shareholders in Louisville, Kentucky. The common and preferred shareholders present at the meeting, in person or by proxy, were entitled to cast 33,241,021 shares on a common-share equivalent basis, or 97.1% of the 34,239,347 votes that all eligible shareholders were entitled to cast.

(b)                                 At the annual meeting, the following two directors were elected to serve as directors for three year terms.

NAME	VOTES FOR	VOTES WITHHELD

James H. Bloem	32,614,534	626,487
Steven S. Reed	23,770,737	9,470,284

(c)                                  The Company’s shareholders also ratified the appointment of KPMG LLP as independent auditors for ResCare for the 2009 fiscal year.

Votes for	32,952,847
Votes against	275,426
Votes abstaining	12,748

(d)                                 As provided under ResCare’s Article of Incorporation, the preferred shareholders unanimously elected Ralph G. Gronefeld, Jr. to a three year term on our board. The preferred shareholders have the right to elect two directors.

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

On August 4, 2009, Paul G. Dunn submitted his resignation as president of ResCare’s Employment Training Services segment, effective September 3, 2009.

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

RES-CARE, INC.
Registrant

Date:	August 7, 2009	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 7, 2009	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer