Form 10-Q
period 2009-09-30
RES CARE INC /KY/
filed 2009-11-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2009, was 29,466,112.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,677	$13,594
Accounts receivable, net of allowance for doubtful accounts of $21,773 in 2009 and $20,306 in 2008	240,139	230,976
Refundable income taxes	1,326	1,781
Deferred income taxes	25,185	22,702
Non-trade receivables	4,958	4,021
Prepaid expenses and other current assets	15,854	18,409
Total current assets	292,139	291,483
Property and equipment, net	83,183	84,157
Goodwill	490,107	476,196
Other intangible assets, net	47,317	45,985
Other assets	14,643	16,322
Total assets	$927,389	$914,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$50,251	$49,216
Accrued expenses	107,664	103,520
Current portion of long-term debt	2,329	2,008
Current portion of obligations under capital leases	95	78
Accrued income taxes	1,988	1,099
Total current liabilities	162,327	155,921
Long-term liabilities	36,507	31,596
Long-term debt	210,882	254,827
Obligations under capital leases	539	559
Deferred gains	3,221	3,966
Deferred income taxes	40,264	30,397
Total liabilities	453,740	477,266
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2009 and 2008	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,851,194 in 2009 and 29,864,949 in 2008, outstanding 29,483,106 in 2009 and 29,470,734 in 2008	50,577	50,550
Additional paid-in capital	94,431	91,786
Retained earnings	290,487	258,134
Accumulated other comprehensive loss	(7,877)	(10,202)
Total shareholders’ equity – Res-Care, Inc.	474,227	436,877
Noncontrolling interests	(578)	—
Total shareholders’ equity	473,649	436,877
Total liabilities and shareholders’ equity	$927,389	$914,143

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Revenues	$395,837	$387,923	$1,191,927	$1,148,700
Facility and program expenses	358,829	350,165	1,083,763	1,056,102
Facility and program contribution	37,008	37,758	108,164	92,598

Corporate general and administrative expenses	14,382	15,085	44,810	44,342

Operating income	22,626	22,673	63,354	48,256

Interest expense, net	3,972	4,531	12,475	13,628
Income from continuing operations before income taxes	18,654	18,142	50,879	34,628
Income tax expense	7,158	6,514	19,104	12,469
Income from continuing operations	11,496	11,628	31,775	22,159
Loss from discontinued operations, net of tax	—	(122)	—	(279)
Net income – including noncontrolling interests	11,496	11,506	31,775	21,880
Net loss – noncontrolling interests	(159)	—	(578)	—
Net income – Res-Care, Inc.	11,655	11,506	32,353	21,880

Net income attributable to preferred shareholders	1,665	1,650	4,636	3,149
Net income attributable to common shareholders	$9,990	$9,856	$27,717	$18,731

Basic earnings (loss) per common share:
From continuing operations	$0.35	$0.35	$0.96	$0.67
From discontinued operations	—	(0.00)	—	(0.01)
Basic earnings per common share	$0.35	$0.35	$0.96	$0.66

Diluted earnings (loss) per common share:
From continuing operations	$0.35	$0.35	$0.96	$0.66
From discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per common share	$0.35	$0.34	$0.96	$0.65

Weighted average number of common shares:
Basic	28,858	28,553	28,757	28,425
Diluted	28,858	28,747	28,757	28,617

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2009	2008

Cash flows from operating activities:
Net income – including noncontrolling interests	$31,775	$21,880
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	19,658	16,454
Amortization of discount and deferred debt issuance costs on notes	909	891
Share-based compensation	3,413	3,577
Deferred income taxes	7,384	1,450
Excess tax benefit from share-based compensation	—	(1,049)
Provision for losses on accounts receivable	5,666	5,221
Gain on purchase of business	(559)	—
Loss on sale of assets	248	11
Changes in operating assets and liabilities	(1,546)	(1,111)
Cash provided by operating activities	66,948	47,324

Cash flows from investing activities:
Purchases of property and equipment	(12,654)	(14,150)
Acquisitions of businesses	(17,994)	(38,979)
Proceeds from sale of assets	169	571
Cash used in investing activities	(30,479)	(52,558)

Cash flows from financing activities:
Long-term debt repayments	(981)	(1,589)
Short-term (repayments) borrowings – three months or less, net	(43,800)	10,000
Payments on obligations under capital lease	(70)	(57)
Debt issuance costs	(38)	(118)
Excess tax benefit from share-based compensation	—	1,049
Proceeds received from exercise of stock options	415	1,339
Employee withholding payments on share-based compensation	(1,302)	(1,446)
Cash (used in) provided by financing activities	(45,776)	9,178

Effect of exchange rate changes on cash and cash equivalents	390	(432)

(Decrease) increase in cash and cash equivalents	(8,917)	3,512

Cash and cash equivalents at beginning of period	13,594	10,809

Cash and cash equivalents at end of period	$4,677	$14,321

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$1,224	$1,784

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

The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for comprehensive annual financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. During this quarter we eliminated the one-month lag between the reporting periods of our international operations and the rest of the company. Therefore, our international results include one additional month for the quarter and year to date periods ended September 30, 2009. This adjustment, a $0.5 million loss, did not have a material effect on our results of operations.

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

Note 2.           Acquisitions

We completed eleven acquisitions during the first nine months of 2009, all of which are within our Community Services segment. Aggregate consideration for these acquisitions was approximately $19.2 million, including $1.2 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $40.1 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Receivables	$255
Property and equipment	1,015
Goodwill	13,316
Other intangible assets	5,204
Other assets	67
Liabilities assumed	(80)
Gain on purchase of business	(559)
Aggregate purchase price	$19,218

The other intangible assets consist primarily of customer relationships, licenses, covenants not to compete and company name. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life.

Note 3.           Goodwill

A summary of changes to goodwill during the nine months ended September 30, 2009 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total
Balance at December 31, 2008	$368,182	$7,589	$62,053	$38,372	$476,196

Goodwill added through acquisitions	13,316	—	—	—	13,316
Adjustments to previously recorded goodwill (1)	(606)	—	5	1,196	595

Balance at September 30, 2009	$380,892	$7,589	$62,058	$39,568	$490,107

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)          Other is comprised of international and school operations.

Note 4.           Comprehensive Income

The following table sets forth the computation of comprehensive income attributable to Res-Care, Inc.:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net income – Res-Care, Inc.	$11,655	$11,506	$32,353	$21,880
Foreign currency translation adjustments arising during the period	207	(3,369)	2,325	(4,732)
Comprehensive income	$11,862	$8,137	$34,678	$17,148

Note 5.           Debt

Long-term debt and obligations under capital leases consist of the following:

	Sept. 30	Dec. 31
	2009	2008
7.75% senior notes due 2013, net of discount of approximately $0.6 million and $0.7 million in 2009 and 2008, respectively	$149,446	$149,342
Senior secured credit facility	60,000	103,800
Obligations under capital leases	634	637
Notes payable and other	3,765	3,693
	213,845	257,472
Less current portion	2,424	2,086
	$211,421	$255,386

Note 6.           Financial Instruments

At September 30, 2009, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,446	$144,000	$149,342	$127,050
Senior secured credit facility	60,000	60,000	103,800	103,800
Notes payable and other	3,765	3,712	3,693	3,619

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 7.           Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock attributable to Res-Care, Inc.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Income from continuing operations	$11,655	$11,628	$32,353	$22,159
Attributable to preferred shareholders	1,665	1,667	4,636	3,189
Attributable to common shareholders	$9,990	$9,961	$27,717	$18,970

Loss from discontinued operations, net of tax	$—	$(122)	$—	$(279)
Attributable to preferred shareholders	—	(17)	—	(40)
Attributable to common shareholders	$—	$(105)	$—	$(239)

Net income	$11,655	$11,506	$32,353	$21,880
Attributable to preferred shareholders	1,665	1,650	4,636	3,149
Attributable to common shareholders	$9,990	$9,856	$27,717	$18,731

Weighted average number of common shares used in basic earnings per common share	28,858	28,553	28,757	28,425
Effect of dilutive securities:
Stock options	—	79	—	97
Restricted stock	—	115	—	95

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,858	28,747	28,757	28,617

Basic earnings per common share:
From continuing operations	$0.35	$0.35	$0.96	$0.67
From discontinued operations	—	(0.00)	—	(0.01)
Basic earnings per common share	$0.35	$0.35	$0.96	$0.66

Diluted earnings per common share:
From continuing operations	$0.35	$0.35	$0.96	$0.66
From discontinued operations	—	(0.01)	—	(0.01)
Diluted earnings per common share	$0.35	$0.34	$0.96	$0.65

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Stock options	243	—	243	—
Restricted shares	344	—	344	—

Note 8.           Segment Information

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended September 30:
2009
Revenues	$292,138	$31,966	$61,167	$10,566	$395,837
Operating income	30,747	2,241	5,009	(15,371)	22,626
Total assets	617,689	38,249	152,546	118,905	927,389
Capital expenditures	2,274	—	660	2,469	5,403
Depreciation and amortization	2,859	—	611	3,034	6,504

2008
Revenues	$282,619	$39,952	$55,140	$10,212	$387,923
Operating income	30,185	2,974	5,229	(15,715)	22,673
Total assets	607,724	30,960	133,873	118,631	891,188
Capital expenditures	3,080	—	382	1,305	4,767
Depreciation and amortization	2,507	—	613	2,491	5,611

Nine months ended September 30:
2009
Revenues	$864,188	$113,378	$175,457	$38,904	$1,191,927
Operating income	87,604	8,346	12,611	(45,207)	63,354
Capital expenditures	6,748	—	1,320	4,586	12,654
Depreciation and amortization	8,342	—	1,833	9,483	19,658

2008
Revenues	$825,219	$122,270	$166,641	$34,570	$1,148,700
Operating income (2)	64,709	8,836	17,439	(42,728)	48,256
Capital expenditures	6,571	—	767	6,812	14,150
Depreciation and amortization	7,222	—	1,684	7,548	16,454

(1)

All Other is comprised of our international operations, schools and corporate general and administrative expenses. Our international results include one additional month for the quarter and year to date periods ended September 30, 2009 in order to eliminate the one-month lag period. This adjustment did not have a material effect on our results of operations.

(2)

Nine months ended September 30, 2008 includes a $24.4 million charge related to four legal matters within our Community Services segment. See Note 10 in our Form 10-Q for the period ended September 30, 2008 for further discussion.

Note 9.           Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit seeks compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions to date have been unsuccessful. A jury trial has been set for November 9, 2009 on the remaining issue of negligence. We have made provisions in our condensed consolidated financial statements for the final adjudication of this matter. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

Note 10.         Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February

2008, the FASB issued ASC 820-10-55-23A which deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We adopted ASC 820 at the beginning of 2009 for nonfinancial assets and liabilities, which include goodwill and intangibles. The adoption of ASC 820 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations (ASC 805). ASC 805 retains the fundamental requirements of purchase method accounting for acquisitions set forth previously. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination. ASC 805 also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. ASC 805 also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill”. We adopted ASC 805 effective January 1, 2009. This statement applies prospectively to business combinations completed on or after that date. ASC 805 has not had a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued ASC 350-30-35, Determining the Useful Life of an Intangible Asset (ASC 350-30-35). ASC 350-30-35 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This change is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other U.S. GAAP. ASC 350-30-35 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives and the disclosure requirements must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must also be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of ASC 350-30-35 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-50, Disclosures about Fair Value of Financial Instruments (ASC 825-10-50). ASC 825-10-50 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This statement also amends ASC 270, Interim Reporting, to require those disclosures in summarized financial information at interim reporting periods beginning after June 15, 2009. We adopted the provisions of ASC 825-10-50 on June 30, 2009. See Notes 6 and 12 for information related to the fair value of our financial instruments.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued. The adoption of ASC 855 did not impact our financial position or results of operations. All events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date these financials were issued, have been evaluated. See Note 14 for disclosure of subsequent events.

In June 2009, the FASB issued ASC 860-10-05, Transfers and Servicing of Financial Assets (ASC 860-10-05) which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of ASC 860-10-05.

In June 2009, the FASB issued ASC 105, General Accepted Accounting Principles (ASC 105). This standard establishes two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards

Codification (the Codification) became the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative U.S. GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when VSOE or TPE is unavailable. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted as of the beginning of a fiscal year. We are currently evaluating the impact of ASU 2009-13.

Note 11.         Derivative Instruments

We are exposed to certain market risks related to our ongoing business operations, including the effects of changes in foreign currency exchange rates. Beginning in the third quarter of 2009, we entered into foreign currency forward contracts with the objective of reducing our exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency denominated inter-company short-term receivables and payables. The notional amount, maturity date, and currency of these contracts match those of the underlying receivables and payables.

Foreign currency forward contracts are recognized in the Condensed Consolidated Balance Sheet at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as a hedging instrument, or any ineffective portion of the gain or loss on a derivative instrument, the gain or loss is immediately recognized in the results of operations.

As a result of the use of derivative instruments, we are exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and continually assess the creditworthiness of counterparties. At September 30, 2009, our counterparty had an investment grade rating.

At September 30, 2009, the foreign currency forward contracts outstanding had a total notional value of $4.8 million. The change in fair value of the foreign currency forwards, which was less than $0.1 million, was recognized in our results of operations as the derivative instrument was not designated as a hedging instrument in accordance with ASC-815-30.

	Fair	Condensed Consolidated
	Value	Balance Sheet Location

Foreign currency forwards – Asset	$17	Other Current Assets

We did not enter into any foreign currency forward contracts during 2008.

Note 12.         Fair Value

The following table presents the fair value for those assets or liabilities measured at fair value on a recurring basis:

		Quoted Prices	Other
	Fair Value	in Active	Observable	Unobservable
	at	Markets	Inputs	Inputs
	09/30/2009	Level 1 (a)	Level 2 (b)	Level 3 (c)

Foreign currency forwards — Asset	$17	$—	$17	$—

The three levels of hierarchy are:

(a)	Level 1	Quoted prices in active markets for identified assets or liabilities.
(b)	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability.
(c)	Level 3	Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets or liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We utilize the market approach to measure fair value for our derivative assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and therefore are classified as Level 2.

Note 13.         Noncontrolling Interests

In December 2007, the FASB issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements (ASC 810). ASC 810 applies to all companies that prepare consolidated financial statements but only affects companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. ASC 810 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

A reconciliation of the beginning and ending carrying amount of the equity attributable to noncontrolling interests is as follows:

Noncontrolling interests as of December 31, 2008	$—
Net loss — noncontrolling interests	(578)
Noncontrolling interests as of September 30, 2009	$(578)

Note 14.         Subsequent Events

On October 16, 2009, we were advised by the State of Indiana that our Employment Training Services contract with IBM would end on December 14, 2009. This contract was originally scheduled to run through 2016 with revenues totaling $109 million from 2010 through 2016. Indiana’s Family and Social Services Administration (FSSA) informed us that we will be a vital part of the welfare service delivery system going forward. At this time, we are in the process of negotiating a contract with FSSA and evaluating the impact, if any, the contract cancellation may have on our condensed consolidated financial statements

There were no other material recognizable or disclosable subsequent events.

Note 15.         Subsidiary Guarantors

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$(1,961)	$2,496	$4,142	$—	$4,677
Accounts receivable, net	48,841	187,275	4,023	—	240,139
Refundable income taxes	1,167	—	159	—	1,326
Deferred income taxes	25,177	—	8	—	25,185
Non-trade receivables	877	3,795	286	—	4,958
Prepaid expenses and other current assets	8,487	7,037	330	—	15,854
Total current assets	82,588	200,603	8,948	—	292,139

Property and equipment, net	35,829	46,678	676	—	83,183
Goodwill	93,482	366,960	29,665	—	490,107
Other intangible assets, net	7,564	34,870	4,883	—	47,317
Investment in subsidiaries	710,551	41,794	80,255	(832,600)	—
Other assets	9,186	5,267	190	—	14,643
	$939,200	$696,172	$124,617	$(832,600)	$927,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,786	$21,517	$1,948	$—	$50,251
Accrued expenses	45,964	60,910	790	—	107,664
Current portion of long-term debt	—	1,694	635	—	2,329
Current portion of obligations under capital leases	14	81	—	—	95
Accrued income taxes	1,817	—	171	—	1,988
Total current liabilities	74,581	84,202	3,544	—	162,327

Intercompany	105,539	(105,143)	(396)	—	—
Long-term liabilities	34,419	1,840	248	—	36,507
Long-term debt	209,446	1,436	—	—	210,882
Obligations under capital leases	8	531	—	—	539
Deferred gains	1,289	1,932	—	—	3,221
Deferred income taxes	40,269	—	(5)	—	40,264
Total liabilities	465,551	(15,202)	3,391	—	453,740

Total shareholders’ equity	473,649	711,374	121,226	(832,600)	473,649
	$939,200	$696,172	$124,617	$(832,600)	$927,389

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$66,990	$321,846	$7,001	$—	$395,837

Operating expenses	70,313	295,331	7,567	—	373,211
Operating (loss) income	(3,323)	26,515	(566)	—	22,626

Other (income) expenses:
Interest, net	3,919	(6)	59	—	3,972
Equity in earnings of subsidiaries	(15,977)	—	—	15,977	—
Total other (income) expenses	(12,058)	(6)	59	15,977	3,972

Income (loss) from continuing operations, before income taxes	8,735	26,521	(625)	(15,977)	18,654
Income tax (benefit) expense	(2,761)	10,158	(239)	—	7,158
Income (loss) from continuing operations	11,496	16,363	(386)	(15,977)	11,496

Net income (loss) – including noncontrolling interests	11,496	16,363	(386)	(15,977)	11,496
Net loss – noncontrolling interests	—	(37)	(122)	—	(159)
Net income (loss) – Res-Care, Inc.	$11,496	$16,400	$(264)	$(15,977)	$11,655

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$221,572	$952,606	$17,749	$—	$1,191,927

Operating expenses	234,960	874,158	19,455	—	1,128,573
Operating (loss) income	(13,388)	78,448	(1,706)	—	63,354

Other (income) expenses:
Interest, net	12,432	(39)	82	—	12,475
Equity in earnings of subsidiaries	(47,947)	—	—	47,947	—
Total other (income) expenses	(35,515)	(39)	82	47,947	12,475

Income (loss) from continuing operations, before income taxes	22,127	78,487	(1,788)	(47,947)	50,879

Income tax (benefit) expense	(9,648)	29,422	(670)	—	19,104
Income (loss) from continuing operations	31,775	49,065	(1,118)	(47,947)	31,775

Net income (loss) – including noncontrolling interests	31,775	49,065	(1,118)	(47,947)	31,775
Net loss – noncontrolling interests	—	(110)	(468)	—	(578)
Net income (loss) – Res-Care, Inc.	$31,775	$49,175	$(650)	$(47,947)	$32,353

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$73,669	$307,172	$7,082	$—	$387,923

Operating expenses	75,038	283,324	6,888	—	365,250
Operating (loss) income	(1,369)	23,848	194	—	22,673

Other (income) expenses:
Interest, net	4,576	5	(50)	—	4,531
Equity in earnings of subsidiaries	(15,348)	—	—	15,348	—
Total other (income) expenses	(10,772)	5	(50)	15,348	4,531

Income (loss) from continuing operations, before income taxes	9,403	23,843	244	(15,348)	18,142
Income tax (benefit) expense	(2,103)	8,531	86	—	6,514
Income (loss) from continuing operations	11,506	15,312	158	(15,348)	11,628
Loss from discontinued operations, net of tax	—	(122)	—	—	(122)

Net income (loss)	$11,506	$15,190	$158	$(15,348)	$11,506

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$222,337	$903,364	$22,999	$—	$1,148,700

Operating expenses	248,790	830,150	21,504	—	1,100,444
Operating (loss) income	(26,453)	73,214	1,495	—	48,256

Other (income) expenses:
Interest, net	13,790	(54)	(108)	—	13,628
Equity in earnings of subsidiaries	(47,632)	—	—	47,632	—
Total other (income) expenses	(33,842)	(54)	(108)	47,632	13,628

Income (loss) from continuing operations, before income taxes	7,389	73,268	1,603	(47,632)	34,628
Income tax (benefit) expense	(14,491)	26,383	577	—	12,469
Income (loss) from continuing operations	21,880	46,885	1,026	(47,632)	22,159
Loss from discontinued operations, net of tax	—	(279)	—	—	(279)

Net income (loss)	$21,880	$46,606	$1,026	$(47,632)	$21,880

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)–including noncontrolling interests	$31,775	$49,065	$(1,118)	$(47,947)	$31,775
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,662	9,255	1,741	—	19,658
Amortization of discount and deferred debt issuance costs on notes	909	—	—	—	909
Share-based compensation	3,413	—	—	—	3,413
Deferred income tax expense	7,385	—	(1)	—	7,384
Provision for losses on accounts receivable	—	5,666	—	—	5,666
Gain on purchase of business	—	(559)	—	—	(559)
Loss on sale of assets	—	248	—	—	248
Equity in earnings of subsidiaries	(47,947)	—	—	47,947	—
Changes in operating assets and liabilities	134,045	(124,776)	(10,815)	—	(1,546)
Cash provided by (used in) operating activities	138,242	(61,101)	(10,193)	—	66,948
Investing activities:
Purchases of property and equipment	(5,554)	(6,797)	(303)	—	(12,654)
Acquisitions of businesses	—	(17,994)	—	—	(17,994)
Proceeds from sale of assets	—	169	—	—	169
Cash used in investing activities	(5,554)	(24,622)	(303)	—	(30,479)
Financing activities:
Long-term debt (repayments) borrowings	(2,205)	1,224	—	—	(981)
Short-term (repayments) borrowings – three months or less, net	(41,501)	(2,934)	635	—	(43,800)
Payments on obligations under capital leases, net	—	(70)	—	—	(70)
Debt issuance costs	(38)	—	—	—	(38)
Net payments relating to intercompany financing	(90,164)	85,679	4,485	—	—
Proceeds received from exercise of stock options	415	—	—	—	415
Employee withholding payments on share-based compensation	(1,302)	—	—	—	(1,302)
Cash (used in) provided by financing activities	(134,795)	83,899	5,120	—	(45,776)
Effect of exchange rate changes on cash and cash equivalents	—	272	118	—	390
Decrease in cash and cash equivalents	(2,107)	(1,552)	(5,258)	—	(8,917)
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$(1,961)	$2,496	$4,142	$—	$4,677

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,880	$46,606	$1,026	$(47,632)	$21,880
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,949	8,017	488	—	16,454
Amortization of discount and deferred debt issuance costs on notes	891	—	—	—	891
Share-based compensation	3,577	—	—	—	3,577
Deferred income tax expense	1,459	—	(9)	—	1,450
Excess tax benefit from share-based compensation	(1,049)	—	—	—	(1,049)
Provision for losses on accounts receivable	—	5,221	—	—	5,221
Loss on sale of assets	—	11	—	—	11
Equity in earnings of subsidiaries	(47,632)	—	—	47,632	—
Changes in operating assets and liabilities	82,983	(89,024)	968	3,962	(1,111)
Cash provided by (used in) operating activities	70,058	(29,169)	2,473	3,962	47,324
Investing activities:
Purchases of property and equipment	(8,213)	(5,770)	(167)	—	(14,150)
Acquisitions of businesses	—	(38,979)	—	—	(38,979)
Proceeds from sale of assets	—	571	—	—	571
Cash used in investing activities	(8,213)	(44,178)	(167)	—	(52,558)
Financing activities:
Long-term debt repayments	(1,589)	—	—	—	(1,589)
Short-term borrowings (repayments) – three months or less, net	10,053	(1,410)	5,319	(3,962)	10,000
Payments on obligations under capital leases, net	—	(57)	—	—	(57)
Debt issuance costs	(118)	—	—	—	(118)
Net payments relating to intercompany financing	(75,511)	79,927	(4,416)	—	—
Excess tax benefit from share-based compensation	1,049	—	—	—	1,049
Proceeds received from exercise of stock options	1,339	—	—	—	1,339
Employee withholding payments on share-based compensation	(1,446)	—	—	—	(1,446)
Cash (used in) provided by financing activities	(66,223)	78,460	903	(3,962)	9,178
Effect of exchange rate on cash and cash equivalents	—	—	(432)	—	(432)
(Decrease) increase in cash and cash equivalents	(4,378)	5,113	2,777	—	3,512
Cash and cash equivalents at beginning of period	1,379	3,724	5,706	—	10,809
Cash and cash equivalents at end of period	$(2,999)	$8,837	$8,483	$—	$14,321

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Historically, strong demand for the services we provide continues during cyclical economic downturns such as the current challenges in the financial markets and general recessionary environment. Despite cost containment efforts, many states are dealing with budget deficits or shortfalls as a result of current economic conditions, including their Medicaid budgets that fund a significant portion of the services we provide.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2008 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2009, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Dollars in thousands)
Revenues:
Community Services	$292,138	$282,619	$864,188	$825,219
Job Corps Training Services	31,966	39,952	113,378	122,270
Employment Training Services	61,167	55,140	175,457	166,641
Other (2)	10,566	10,212	38,904	34,570
Consolidated	$395,837	$387,923	$1,191,927	$1,148,700

Operating income:
Community Services (1)	$30,747	$30,185	$87,604	$64,709
Job Corps Training Services	2,241	2,974	8,346	8,836
Employment Training Services	5,009	5,229	12,611	17,439
Other (2)	(1,132)	(685)	(347)	1,715
Total Operating Expenses (3)	(14,239)	(15,030)	(44,860)	(44,443)
Consolidated	$22,626	$22,673	$63,354	$48,256

Operating margin:
Community Services (1)	10.5%	10.7%	10.1%	7.8%
Job Corps Training Services	7.0%	7.4%	7.4%	7.2%
Employment Training Services	8.2%	9.5%	7.2%	10.5%
Other (2)	(10.7)%	(6.7)%	(0.9)%	5.0%
Total Operating Expenses (3)	(3.6)%	(3.9)%	(3.8)%	(3.9)%
Consolidated	5.7%	5.8%	5.3%	4.2%

(1)          Nine months ended September 30, 2008 includes a $24.4 million charge related to four legal matters within our Community Services segment. See Note 10 in our Form 10-Q for the period ended September 30, 2008 for further discussion.

(2)          Other is comprised of our international operations and schools. Our international results include one additional month for the quarter and year to date periods ended September 30, 2009, in order to eliminate the one-month lag period. This adjustment did not have a material effect on our results of operations.

(3)          Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and nine months ended September 30, 2009 increased $7.9 million and $43.2 million, or 2.0% and 3.8%, respectively, over the same periods in 2008. These increases were primarily related to acquisitions in the Community Services segment, new contracts in the Employment Training Services segment and a December 2008 school acquisition included in Other, offset by loss of the Pittsburgh and Treasure Island Job Corps Training Services contracts. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended September 30, 2009, was $22.6 million compared to $22.7 million over the same period in 2008. Consolidated operating margins were 5.7% and 5.8% for the quarterly periods in 2009 and 2008, respectively.

Consolidated operating income for the nine months ended September 30, 2009 was $63.4 million compared to $48.3 million for the same period in 2008. Consolidated operating margins were 5.3% and 4.2% for the nine month periods in 2009 and 2008, respectively. The increases in 2009 operating income and margins were primarily related to the $24.4 million legal charge recorded in June 2008 and 2009 acquisition growth of approximately $3.2 million, offset by an incremental increase of $12.9 million in 2009 insurance costs.

Net interest expense decreased $0.6 million for the third quarter and $1.2 million for the nine months ended September 30, 2009, compared to the same periods in 2008. The decreases were attributable to lower rates and debt levels. Our effective income tax rate for the nine months ended September 30, 2009 was 37.5% as compared to 36.0% over the same period in 2008 due to the impact of the international operating results.

Community Services

Community Services revenues for the quarter and nine months ended September 30, 2009 increased by $9.5 million and $39.0 million, or 3.4% and 4.7%, respectively, over the same periods in 2008. These increases were due primarily to acquisition growth in the HomeCare and residential businesses. Operating margin decreased from 10.7% in the third quarter of 2008 to 10.5% in the same period in 2009 and increased from 7.8% to 10.1% for the nine months ended September 30, 2008 and 2009. The increase was due primarily to the 2008 legal charge and 2009 acquisitions of approximately $2.5 million for the nine months ended, offset by an incremental increase in 2009 insurance costs totaling $10.8 million.

Job Corps Training Services

Job Corps Training Services revenues for the quarter and nine months ended September 30, 2009 decreased $8.0 million and $8.9 million, or 20.0% and 7.3%, respectively, over the same periods in 2008 due to the loss of the Pittsburgh and Treasure Island contracts during the second quarter of 2009. Total annual revenue for these contracts was approximately $34 million. Operating margin decreased from 7.4% in the third quarter of 2008 to 7.0% in the same period in 2009 primarily due to higher expenses related to the closeout of the Pittsburgh and Treasure Island contracts. Operating margins increased from 7.2% to 7.4% for the nine months ended September 30, 2008 as compared to September 30, 2009, primarily due to a reduction in general and administrative expenses related to travel and professional services.

Employment Training Services

Employment Training Services revenues increased $6.0 million and $8.8 million, or 10.9% and 5.3%, respectively, in the quarter and nine months ended September 30, 2009 over the same periods in 2008. The increase for the quarter change is due to $6.3 million of American Recovery and Reimbursement Act of 2009 (ARRA) funding for youth services program and $2.3 million for new contracts in Texas, offset by shortfalls in the WeCare contract and the loss of Florida contracts in 2008. The increase for the nine months ended September 30, 2009 is primarily due to $12.9 million for new contracts in Texas, $6.3 million for ARRA funding and $3.4 million for the Indiana contract, offset primarily by the loss of Florida contracts of $10.2 million. Operating margin decreased from 9.5% in the third quarter of 2008 to 8.2% in the same period in 2009 and decreased from 10.5% in the nine months ended September 30, 2008 to 7.2% in the same period in 2009 due to increased current year expenses incurred in connection with our contracts in New York and Indiana, and an additional $1.6 million in insurance costs. On October 16, 2009, we were advised by the State of Indiana that our Employment Training Services contract with IBM would end on December 14, 2009. This contract was originally scheduled to run through 2016 with revenues totaling $109 million from 2010 through 2016. Indiana’s Family and Social Services Administration (FSSA) informed us that we will be a vital part of the welfare service delivery system going forward. At this time, we are in the process of negotiating a contract with FSSA.

Other

A portion of our business is dedicated to alternative education and international job training and job placement assistance. Revenues increased from $10.2 million in the third quarter of 2008 to $10.6 million in the same period in 2009 primarily due to an acquisition within schools completed in December 2008, which increased revenue $1.5 million, offset by loss of revenue of $1.1 million due to the closing of six Florida Excel schools. Revenues increased from $34.6 million for the nine month period ended September 30, 2008 to $38.9 million in the same period in 2009, primarily due to the acquisition completed in December 2008, which increased revenues year to date by approximately $8.1 million, offset by a reduction of international revenues of approximately $4.7 million due to winding down of certain contracts. Operating loss in the third quarter of 2008 of $0.7 million increased to a loss of $1.1 million for the same period in 2009 principally due to the elimination of the one-month lag period, which was a loss of $0.5 million. Operating income decreased from $1.7 million in the nine months ended September 30, 2008 to a loss of $0.3 million in the 2009 nine month period due primarily to out-of-period adjustments within the international business totaling $1.8 million related to foreign exchange losses and amortization on intangible assets and the additional month of results included in international.

In October 2009, we were awarded five contracts under the Flexible New Deal initiative to operate job training and development programs serving adults in the United Kingdom. The contracts have five-year terms and we expect to have combined total revenues of approximately $90 million over the next five years.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses were $0.8 million, or 5.3%, less than the 2008 quarter due to a reduction in wage and benefit expenses. The increase of $0.4 million, or 0.9%, for the nine months ended September 30, 2009, compared to the same period in 2008 is principally due to increased depreciation and maintenance expense of $0.8 million due to new and updated systems, offset by a decrease in travel expense.

Financial Condition, Liquidity and Capital Resources

Total assets increased $13.2 million, or 1.5%, in 2009 over balances at December 31, 2008. This was primarily due to the $13.9 million increase in goodwill and $1.3 million of net intangible assets due to 2009 acquisitions and an increase in net accounts receivable totaling $9.2 million, offset by a decrease of $8.9 million in cash and $1.7 million of other assets.

Cash and cash equivalents were $4.7 million at September 30, 2009, as compared to $13.6 million at December 31, 2008. Cash provided from operations for the nine months ended September 30, 2009 was $66.9 million compared to $47.3 million for the nine months ended September 30, 2008. The increase is primarily due to the increase in net income, change in deferred income taxes and increase in depreciation and amortization.

Net accounts receivable at September 30, 2009 increased to $240.1 million, compared to $231.0 million at December 31, 2008. Days of revenue in net accounts receivable increased 0.3 days to 51.4 days at September 30, 2009 compared with 51.1 days at December 31, 2008.

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

Our investing activities at September 30, 2009 decreased $22.1 million over the same period in 2008. We invested $12.7 million during the first nine months of 2009 on purchases of property and equipment as compared to $14.2 million during the same period in 2008. We also used $18.0 million on eleven acquisitions during the first nine months of 2009 compared to $39.0 million on fourteen acquisitions during the same period in 2008.

Our financing activities included a net payment of debt and capital lease obligations of $44.9 million for the first nine months of 2009. This compares to a net borrowing of $10.0 million, offset by a net payment of debt and capital lease obligations of $1.6 million for the same period in 2008. Stock option exercise activity resulted in $0.4 million in proceeds for the 2009 period versus $1.3 million in 2008.

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

As of September 30, 2009, we had $131.1 million available under the revolver with an outstanding balance of $60.0 million. Outstanding balances bear interest at 1.125% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of September 30, 2009, the weighted average interest rate was 1.59%. As of September 30, 2009, we had irrevocable standby letters of credit in the principal amount of $58.9 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.25% as of September 30, 2009. The commitment fee on the unused balance was 0.25%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

The capital markets remain challenging due to the recessionary environment and may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the recessionary environment may put further pressure on reimbursement rates and limit our ability to receive rate increases. We are negotiating new terms for our $250 million senior secured revolving credit facility and may face significant rate and pricing increases when the refinancing is completed, as well as more restrictive debt covenants over the terms in place currently. Some members of our bank lending group, due to pressure from the financial crisis, may have more limited lending capacity than reflected in the current credit facility or may not have the ability to participate in a new credit facility. We may see a significant change among the lenders participating in the credit facility and the credit underwritten by each participant.

The credit facility contains various financial covenants relating to net worth, capital expenditures and rentals and requires us to maintain specified ratios with respect to our interest and leverage. We are in compliance with our debt covenants as of September 30, 2009 and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 63% through Medicaid reimbursement, 10% from the DOL and 27% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

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

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $60 million as of September 30, 2009 and $103.8 million as of December 31, 2008. A 100 basis point movement in the interest rate would result in an approximate $0.6 million annualized effect on interest expense and cash flows.

Foreign Currency Exchange Risk

Revenues, operating expenses and other financial transactions with our international operations are denominated in their respective functional currencies. As a result, our results of operations and certain receivables and payables are subject to fluctuations in exchange rates between the local currencies and the U.S. dollar. The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling and the Euro. At September 30, 2009, we had $4.8 million notional amount of foreign currency forward contracts outstanding to hedge our risk of foreign currency rate fluctuation. International net assets are an immaterial portion of our consolidated net assets. See Note 11 for disclosure of our derivative instruments.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q.

Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability and collectibility of receivables.

We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments to decrease or eliminate appropriations for these services, which could reduce our revenues materially. The majority of states have forecasted budget shortfalls as a result of the recessionary environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

Our ability to collect accounts receivable is also subject to developments at state payor agencies, state budget pressures, economic conditions and other factors outside our control which may cause payment delays. Changes in reimbursement procedures by the states, including engaging new agents to manage the reimbursement function, may delay reimbursement payments and create backlogs. Paying aged receivables may have a lower priority for states experiencing budgetary pressures despite our meeting applicable billing requirements. Events that delay or prevent our collection of accounts receivable could have a material adverse effect on our revenues.

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

The current recessionary environment continues to be challenging, and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. At September 30, 2009, we had $490 million of goodwill recorded. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate whether the carrying value of our goodwill is impaired, based on estimates of the fair values of our reporting units. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

For our 2008 annual impairment test, our Employment Training Services and International reporting units had fair values that exceeded their respective carrying values by approximately 5%. These reporting units have goodwill balances at September 30, 2009 of $62 million and $25 million, respectively. While the operating results for the nine months ended September 30, 2009 for these two reporting units were below our expectations, we do not consider this to be a triggering event at this time. All reporting units are subject to an annual impairment analysis during the fourth quarter.

When we are a subcontractor, we can be adversely affected by, but unable to control or influence, disputes arising between the principal parties to the contract.

Occasionally, we may be engaged as a subcontractor to provide services to the prime contractor’s customers. We currently have this relationship in our Job Corps, International and Employment Training Services businesses. As a subcontractor, we may not be able to influence or control issues that arise between the prime contractor and its customer. Disputes between the prime contractor and its customer could result in a customer terminating the contract, which could negatively impact our operating results. At this time, a contract we have with IBM as a subcontractor to provide job training services in Indiana through 2016 will cease on December 14, 2009. Indiana’s Family Social Services Administration (FSSA) informed us that we will be a vital part of the welfare service delivery system going forward. We are in the process of negotiating a new contract with FSSA.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities                                         None

Issuer Repurchases of Securities:

Maximum
Number (or Approximate
	(1)		Total Number of Shares	Dollar Value) of Shares
	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Plans or Programs	under the Plans or Programs
July 1-31, 2009	300	$15.19	N/A	N/A
August 1-31, 2009	—	—	N/A	N/A
September 1-30, 2009	—	—	N/A	N/A
	300	$15.19	N/A	N/A

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

RES-CARE, INC.
Registrant

Date:	November 6, 2009	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 6, 2009	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer