Form 10-K
period 2009-12-31
RES CARE INC /KY/
filed 2010-03-09
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12-b of the Act:

Large accelerated filer: ☐   Accelerated filer: ☒   Non-accelerated filer: ☐   Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒.

The aggregate market value of the shares of registrant held by non-affiliates of the registrant, based on the closing price of such on the NASDAQ Global Select Market on June 30, 2009, was $405,635,402. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and their affiliates have been deemed affiliates of the registrant. As of February 28, 2010, there were 29,424,753 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2010 annual meeting of shareholders are incorporated by reference into Part III.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

Item

PART I.

Preliminary Note Regarding Forward Looking Statements
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Reserved

PART II.

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III.

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services

PART IV.

15.	Exhibits, Consolidated Financial Statement Schedules
SIGNATURES

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in Item 1A – “Risk Factors.” Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping, transportation and some skilled nursing care to the elderly in their own homes. Additionally, we provide services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment, into the workforce and become productive employees.

At December 31, 2009, we provided services to persons with special needs in 41 states, Washington, D.C., Puerto Rico, Canada and in a number of international locations in Europe.

Description of Services by Segment

As of December 31, 2009, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Note 9 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 9 is incorporated herein by reference and should be read in conjunction with this section.

Community Services

We are the nation’s largest private provider of services for individuals with intellectual, cognitive or other developmental disabilities. We also provide periodic in-home care services to the elderly, a variety of youth programs including foster care and residential services, and a host of services to people with acquired brain injury, including vocational and residential placement. At December 31, 2009, we served approximately 41,000 individuals in 36 states and Canada. Our programs, administered in both residential and non-residential settings, are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of our different services including social, functional and vocational skills training, supported employment and emotional and psychological counseling.

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

Our community services are provided in a variety of different environments including:

•                  Periodic In-Home Services. These programs offer periodic and customized support for individuals and primary caregivers to assist and provide respite care. Our services enable select individuals with developmental and intellectual disabilities (DD/ID) to return home and receive care away from large, state-run institutions. This is often an alternative that states offer to assist the caregivers of individuals with DD/ID who are on a waiting list for long-term care placement. Our services also enable elderly individuals who need assistance to be served in the comfort of their own homes. For both individuals with DD/ID and the elderly, service is provided on an hourly basis and is coordinated in response to the individual’s identified needs and may include personal care, habilitation, respite care, attendant care, housekeeping and some skilled nursing care.

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

•                  Pharmacy Services. Pharmacy Alternatives, LLC (PAL) is a non-retail pharmacy providing medications and pharmaceutical supplies to ResCare operations and other service providers. PAL is one of the only pharmacies in the nation to specialize in serving persons with developmental disabilities. PAL services are currently available in eight states.

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

We operate sixteen Job Corps centers in seven states and Puerto Rico. Our centers currently operate at approximately 102% capacity due to high demand; however, only approximately 1% of the eligible population in the United States is served by some type of Job Corps program due to funding constraints. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region. Students are required to participate in basic education classes to improve their academic skills and complement their vocational training. High school equivalency classes are available to obtain General Educational Development (GED) certificates. We provide these services in campus-style settings utilizing housing and classroom facilities owned and managed by the DOL. Upon completion of the program, each student is referred to the nearest job placement agency for assistance in finding a job or enrolling in a school or training program. Approximately 79% of the students completing our programs have obtained jobs or continue their education elsewhere.

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

Employment Training Services

We operate job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We currently operate approximately 300 career centers in 21 states and Washington, D.C. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any youth or adult. The services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers.

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

Other

A portion of our business is dedicated to operating alternative education programs and charter schools and international job training and placement agencies. Together these represent less than 5% of our total revenues, as of December 31, 2009.

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

The provision of community services is subject to complex and substantial state and federal regulations and we strive to ensure that our internal controls and reporting systems comply with Medicaid and other program requirements, policies and guidelines. We design and implement programs, often in coordination with appropriate state agencies, in order to assist the state in meeting its objectives and to facilitate the efficient delivery of quality services. With the support of our Compliance department, management and staff keep current with new laws, regulations and policy directives affecting the quality and reimbursement of the services provided.

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

An outcome performance measurement report for each center, issued by the DOL monthly, measures two primary categories of performance: (i) education results, as measured by GED/HSD achievement and/or vocational completion and attainment of employability skills; and (ii) placements of graduates. These are then combined into an overall performance rating. The DOL ranks centers on a 100-point scale. We review performance standards reports and act upon them as appropriate to address areas where improvement is needed. As of December 31, 2009 and 2008, we were the third highest rated contractor of Job Corps centers under these measures.

Employment Training Services

We operate our programs under contracts with local and state funding sources, such as Workforce Investment Boards, who receive federal funds allotted to states and localities – cities, counties, or consortia thereof. The physical facilities that house these programs are leased by us, either from private landlords or from local funding sources under resource sharing agreements. The management structure is two-tiered, with on-site staff in the field receiving technical assistance and support in operations and financial management from a regional office. Field level program directors are responsible for day-to-day operation of their program, supervising staff that provides varying combinations of assessment, counseling, case management, instruction, job development and placement, and job retention/career advancement services. Each field director reports to a regional project director in the support office, who is responsible for overall management of each contract.

Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources. The U.S. Office of Management and Budget has a standard set of “Common Measures” that are applied to all human and social services programs operated by various federal agencies – including the DOL and DHHS, from which the bulk of our funding originates. The common measures for adults are: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness – measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant. Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.

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

As of December 31, 2009, we operated sixteen Job Corps centers under thirteen separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, one of which expired at the end of 2009, six of which expire in 2010, two in 2011, two in 2013 and two in 2014. We intend to selectively pursue additional centers through the Request for Proposals (RFP) process.

In December 2009, we were notified by the DOL that the contract to operate the Phoenix Job Corps center had been awarded to another operator through the re-bidding process. At that time, the Phoenix Job Corps center was ranked 29th out of over 120 centers in the country and was recognized for its Best Practices in serving students with disabilities. Annual revenues for this contract were approximately $10 million. We filed a protest during the last week of January 2010 and are currently waiting on an official response. Our contract to operate the center ended January 31, 2010.

On December 28, 2009, we were notified by the DOL that our contract to operate the Pinellas Job Corps center was terminated effective January 17, 2010. The DOL’s decision to terminate the contract was the result of the contract being protested. The DOL is currently re-evaluating all of the proposals to operate the Pinellas Job Corps center, including ResCare’s, and the contract will be awarded upon the completion of the DOL Regional reviews. Annual revenue for this contract was anticipated to be approximately $6 million.

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

Marketing and Development

Our marketing activities focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of services offered by us, and identifying other providers who may consider a management contract arrangement or other transaction with us. Additionally, multi-channel campaigns targeting decision makers and key influences detailing the benefits experienced from the array of services offered by ResCare provide an intensified effort pursuant to our plan to diversify our funding sources.

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

With the recent creation of a marketing department and branding of ResCare HomeCare, a new consumer-oriented marketing strategy has been introduced; increasing the application of metrics and research, implementing interactive initiatives, including website enhancements, and delivering targeted multi-channel campaigns to ensure growth in our home care services to seniors.

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

Foreign Operations

We currently operate predominantly in the United States. We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide disabilities services. We also operate companies with operations in the Netherlands, United Kingdom and Germany. These companies are private providers of government-funded job reintegration services that include job training and job placement assistance. The operating results of our foreign operations were not significant to our consolidated results of operations in 2009.

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

Funding Levels. Federal and state funding for our Community Services and Employment Training Services businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid and Workforce Investment Act of 1998 (WIA). Although states and localities have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In response, providers may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate. In the Fiscal Year 2008 budget (began October 1, 2007), the WIA program was reduced by $250 million or about 10% of its funding. However, in fiscal years 2009 and 2010, WIA funding for state and local programs was restored to pre-2008 levels. The passage of the American Recovery and Reinvestment Act (ARRA) has increased WIA funding by more than $3.95 billion for a two-year period from mid-2009 to mid-2011. The additional funds have resulted in only small increases in workforce business.

Temporary Assistance for Needy Families (TANF) funding is set by statute at almost $17 billion (plus over $10 billion of state matching funds) per year through fiscal year 2010. We expect funding at this level to continue into 2011. The ARRA has increased TANF funding by $5.0 billion. Most states have only recently begun to apply for these funds and the additional funds have not impacted our business.

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

Restrictions on Acquisitions and Additions. All states in which we currently operate have adopted laws or regulations which generally require that a state agency approve us as a provider and many require a determination that a need exists prior to the addition of covered individuals or services.

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

The DHHS, as required by HIPAA and the Health Information Technology and Clinical Health Act of 2009 (HITECH), has promulgated standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.

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

The DHHS also has released standards and rules relating to the privacy and security of individually identifiable health information. These standards and rules not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. Sanctions for failing to comply with the HIPAA and HITECH health information practices provisions include enhanced criminal penalties and civil sanctions against not only covered entities, but also individuals who obtain or disclose protected health information without authorization.

Federal Trade Commission Red Flag Rules

The Identity Theft Red Flag and Address Discrepancy Rules require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identify theft. Any health care providers that do not require full payment at the time of services fall under the rule. Although we have sought to comply with this rule, the rule could ultimately be interpreted in a manner inconsistent with our practices or business transactions.

Deficit Reduction Act

The Deficit Reduction Act of 2005 (DRA), which was signed into law on February 8, 2006, contains provisions aimed at reducing Medicaid fraud and abuse and directly affects healthcare providers that receive at least $5 million in annual Medicaid payments.

The DRA also provides resources to establish the Medicaid Integrity Program (MIP). Historically, the states have been primarily responsible for addressing Medicaid fraud and abuse. With the MIP, Centers for Medicare and Medicaid Services (CMS) will be more involved in detecting and preventing Medicaid fraud and abuse. Among other things, CMS will engage Medicaid Integrity Contractors (MIC) to conduct audits, identify overpayments and educate providers on payment integrity. The DRA further provides incentives to states to enact their own false claims acts. It is likely that a number of states, including those where we operate, will enact such legislation in the near future. While we believe that our operations comply with Medicaid billing requirements, the added scrutiny that could result from the DRA may have an adverse impact on our operations and financial results.

The DRA also adds certain mandatory provisions to our compliance program. Specifically, we are required to implement written policies educating our employees, agents and contractors regarding federal and state false claims acts, whistleblower protections for plaintiffs in qui tam actions and our policies and procedures for detecting fraud and abuse. While we are in compliance, this requirement, together with the MIP, could result in an increase in frivolous investigations or suits against us.

Also under the DRA, states are required to obtain proper documentation of citizenship for Medicaid recipients. This provision may delay coverage for some individuals and will result in denials for individuals who are unable to provide the documentation. Similar enhanced documentation requirements have been implemented in some states, including certain states where we provide Medicaid reimbursed services. These requirements could have an adverse impact on our operations and financial results.

Payment Error Rate Measurement Program

We are subject to the Payment Error Rate Measurement program (PERM). CMS implemented the PERM program to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (CHIP). Groups of states began participation in PERM in 2007. The list of states audited in 2009 includes states where we have significant operations. The new error rate calculations determined from PERM audits could have a material adverse effect on our business, financial condition or results of operations.

Fraud Enforcement and Recovery Act 2009 (FERA)

FERA increases funding for federal financial fraud enforcement and amends sections of the United States Criminal Code related to fraud against the government. FERA also expands liability under the False Claims Act (FCA) 31 U.S.C. §§ 3729-3733, which imposes liability on those who make false statements or claims for reimbursement to the government. FERA expands the scope of liability under the FCA to include: anyone who makes a false statement or claim to virtually any recipient of federal funds; and anyone who knowingly retains a government overpayment without regard to whether or not that entity used a false statement or claim to do so. FERA also expands the right of action for retaliation under the FCA. While we believe that our operations comply with Medicaid billing requirements, this could result in an increase in investigations or suits against us.

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

Typically, funding decisions about delivery of services within each service delivery area are made by local elected officials and Workforce Investment Boards (WIBs), which makes the WIA market highly decentralized. About one-third of the nation’s 585 WIBs utilize a competitive bidding model to select third-party contractors to serve their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as the traditional non-profit agencies. During 2008, WIBs in two states took services in-house as a result of state legislative initiatives. We may find ourselves further disadvantaged if more WIA markets are no longer available for our participation. In addition, the majority of our contracts have performance pay points for successfully placing our clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed in achieving these benchmarks and impacted our revenue.

Temporary Assistance for Needy Families

TANF caseloads have fallen by over 60 percent since the welfare reform law was launched in 1996, although there continue to be increases in caseloads in some states as the economy has weakened. Today’s recipients are more difficult to place into competitive employment than their earlier counterparts. The majority of our contracts have performance pay points for successfully placing our clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed in achieving these benchmarks and impacted our revenue. The program is administered by the states and they may look for new program models as the regulatory and performance expectations of the federal government adapt to new realities. Since TANF legislation expires in 2010, it is possible that programs under the legislation could be changed late in

2010. However, we anticipate that the program will be extended under current law and with current funding for at least one additional year.

Environmental Laws. Certain federal and state laws govern the handling and disposal of medical, infectious, and hazardous waste. Failure to comply with those laws or the regulations promulgated under them could subject an entity covered by these laws to fines, criminal penalties, and other enforcement actions.

Occupational Safety and Health Administration (OSHA). Federal regulations promulgated by OSHA impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are implemented, and regulations might adversely affect our operations.

Insurance

We maintain professional and general liability, automobile, workers’ compensation and other business insurance coverages. Beginning on July 1, 2005, we have excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, we cannot assure that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

As of December 31, 2009, we employed approximately 45,700 employees. As of that date, we were subject to collective bargaining agreements with approximately 4,800 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

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

Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability and collectability of receivables.

We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments to significantly decrease or eliminate appropriations for these services, which could reduce our revenues materially. The majority of states have forecasted budget shortfalls as a result of the recessionary environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. Future federal or state initiatives could institute managed care programs for individuals we serve, eliminate programs or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

Our ability to collect accounts receivable is also subject to developments at state payor agencies, state budget pressures, economic conditions and other factors outside our control which may cause us to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity. Changes in reimbursement procedures by the states, including engaging new agents to manage the reimbursement function, may delay reimbursement payments and create backlogs. Paying aged receivables may have a lower priority for states experiencing budgetary pressures despite our meeting applicable billing requirements. This may increase the need to pursue more aggressive collection activities, including litigation, against government agencies and other payors. Events that delay or prevent our collection of accounts receivable could have a material adverse effect on our financial condition.

Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Previously appropriated funds could also be reduced or eliminated through subsequent legislation. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Our revenues and operating profitability depend on our reimbursement rates.

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our revenues and profitability could be materially adversely affected.

Our inability to maintain and renew our existing contracts and to obtain additional contracts would adversely affect our revenues.

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Employment Training centers. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Employment Training Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. These contracts may not be renewed.

If the fair values of our reporting units decline, we may have to record an additional material non-cash charge to earnings from impairment of our goodwill.

At December 31, 2009, we had approximately $422.6 million of goodwill recorded. We expect to recover the carrying value of this goodwill through our future cash flows. On a quarterly basis, we look for indicators of impairment that might cause a reporting unit’s fair value to be below its carrying value. If these indicators exist during any quarterly review, or at least on an annual basis during our fourth quarter review, we evaluate, based on estimates of the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we would incur a non-cash charge to earnings that may have a material adverse effect on our reported financial results.

As a result of our annual goodwill impairment analysis, we recorded an impairment charge of $70.1 million related to goodwill as of December 31, 2009, including $53.1 million recorded in the Employment Training Services reporting unit, $8.8 million recorded in the Schools reporting unit and $8.2 million recorded in the International reporting unit. The impairment charge represents the amount by which the book value of goodwill exceeds the implied fair value of the reporting units’ goodwill determined through the goodwill impairment test described in Note 3 of the notes to our consolidated financial statements. These impairments were due to declining profitability in these reporting units as a result of deteriorating market conditions. We also determined that our Community Services reporting unit had a fair value that exceeded its carrying value by only a 6 percent margin. At December 31, 2009, the Community Services reporting unit had goodwill of $384.9 million. A 50 basis point increase in the discount rate would decrease the 6 percent margin to 2 percent, while a 50 basis point decrease in the long-term growth rate would decrease the margin to 3%. We will monitor all of our reporting units closely for indicators of impairment during 2010, as we do for each reporting period. Changes in forecasted cash flows or discount rates could reduce their fair values below carrying value, resulting in additional impairment charges that may have a material adverse effect on our financial results.

The current recessionary environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our financial results and stock price performance. If a further decline in our market capitalization and other factors results in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment before the next annual review in the fourth quarter of 2010 would be necessary and might result in an additional impairment of goodwill.

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

A recent unfavorable jury verdict could have a material adverse effect on our financial results.

As described in Item 3 Legal Proceedings, a jury returned a verdict of approximately $53.9 million in damages against us in November 2009, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive damages awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions, which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Adverse credit market conditions could affect our ability to finance our business.

The capital markets remain under duress due to the ongoing financial crisis which may impede our ability to expand and grow our business if credit conditions remain tight or our access to these markets becomes limited. State budgetary pressures from the financial crisis may put further pressure on reimbursement rates and limit our ability to receive rate increases or increase service levels. We recently completed negotiations for our $250 million senior secured revolving credit facility and as expected, it has less favorable pricing terms than those previously in place.

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

As a result of these risks, our future acquisitions may not be successful, which may have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage and self-insurance reserves may not cover future claims.

Changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits and excess coverage availability depend in large part on the insurance market. We utilize historical data to estimate our reserves for our insurance programs. Beginning on July 1, 2005, we have excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

Our industry is subject to substantial government regulation and if we fail to comply with those regulations, we could suffer penalties or be required to make significant changes to our operations.

The human services industry, including our company, is required to comply with extensive and complex laws and regulations at each foreign country level and domestically at the federal, state and local government levels relating to, among other things:

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

If we fail to comply with applicable laws and regulations, we could be subject to various sanctions, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more of our homes or facilities) and exclusion of one or more of our homes or facilities from participation in the Medicare, Medicaid and other federal and state health care programs. Similar risks would apply in each foreign country where we do business. If allegations of noncompliance were to arise in the future in respect of a significant subsidiary or in respect of ResCare that might jeopardize its participation in Medicare or Medicaid, an adverse outcome could have a material adverse effect on our business, results of operations or liquidity.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and Health Information Technology and Clinical Health Act of 2009 (HITECH) requires us to comply with standards for the exchange of health information within our company and with third parties, such as payors, business associates and patients. These include standards for common health care transactions, such as:

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

The Deficit Reduction Act of 2005 (DRA) requires our operations to comply with Medicaid billing requirements. The DRA also mandated changes to our compliance program. While we believe that our operations are in compliance, the added scrutiny resulting from the DRA could have a material adverse effect on our operations and financial results.

We are subject to the Payment Error Rate Measurement program implemented to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (CHIP). If PERM audits require us to repay a material amount to states as a result of payment errors, it could have a material adverse effect on our business, financial condition or results of operations.

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

Media coverage of the industry, including operators of facilities and programs for individuals with intellectual and other developmental disabilities, has, from time to time, included reports critical of the current trend toward privatization and of the operation of certain of these facilities and programs. Adverse media coverage about providers of these services in general, and us in particular, could lead to increased regulatory scrutiny in some areas, and could have a material adverse effect on our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing facilities and programs, increasing regulation and resulting compliance costs, or discouraging clients from using our services.

Our facility and program expenses fluctuate.

Our facility and program expenses may also fluctuate from period to period, due in large part to changes in labor costs, insurance and energy costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits can rise due to developments in the insurance market or our claims history. Significant fluctuations in our facility and program expenses may have a material adverse effect on our business, results of operations and financial condition.

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

In some states, we operate on cost reimbursement contracts in which revenues are recognized at the time costs are incurred and services are rendered. These contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. We cannot be assured that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.

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

Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our senior officers, it could have a material adverse effect on our financial condition and operating results. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

Much of our revenue is derived from state and local government and government procedures can be complex.

Government reimbursement, group home credentialing and client Medicaid and Medicare eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, difficulties in timely securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could have a material adverse effect on our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

If we cannot maintain effective controls and procedures that govern our billing and collections processes, such as maintenance of required documentation to support the services rendered, then our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

The collection of accounts receivable is a significant management challenge and requires continual focus. The limitations of some state information systems and procedures, such as the ability to obtain timely documentation or disperse funds electronically, may limit the benefits we derive from our automated billing and collection system. We must maintain effective controls and procedures for managing our billing and collection activities which includes having required documentation is necessary if we are to collect our accounts receivable on a timely basis. An inability to do so could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

Our ability to collect accounts receivable is also subject to developments at state payor agencies and other factors outside our control. Changes in reimbursement procedures by the states, including engaging new agents to manage the reimbursement function, may delay reimbursement payments and create backlogs. Paying aged receivables may have a lower priority for states experiencing budgetary pressures despite our meeting applicable billing requirements. Events that delay or prevent our collection of accounts receivable could have a material adverse effect on our results of operations and financial condition and ability to satisfy our obligations under our indebtedness.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations and maintain compliance with various financial covenants contained in our debt arrangements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flows from operations to satisfy our debt obligations and maintain covenant compliance, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. In such circumstances, we may not be able to refinance our debt or obtain additional financing on acceptable terms, if at all. We also may not be able to sell any assets, nor control the timing of any asset sales or the amount of proceeds realized from those sales. Our inability to generate sufficient cash flows to satisfy our debt obligations, maintain covenant compliance or refinance our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under our indebtedness.

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

We may not be able to manage any of these risks successfully. In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities. The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our obligations under our indebtedness.

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

We completed acquisitions of international companies in 2007 and continue to look for additional opportunities to expand our operations in international markets. These international operations and acquisitions are subject to a number of risks. These risks include not only compliance with U.S. laws when operating in foreign jurisdictions, but also potential conflict between U.S. laws and the laws of foreign countries where we may do business, including, among others, data privacy, laws regarding licensing and labor council requirements. Foreign laws may impose new or different requirements, which may have a material adverse effect on our operations. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. If we are unable to manage these risks, it could have a material adverse effect on our business, financial condition and operating results.

Labor changes could reduce our margins and profitability and adversely affect the quality of our care.

Our cost structure and ultimate operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in each geographic area, local competitive forces, the ineffective utilization of our labor force, changes in minimum wages or other direct personnel costs, strikes or work stoppages by employees represented by labor unions, and changes in client services models, such as the trends toward supported living and managed care. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition and results of operations.

The federal minimum wage increased to $7.25 per hour in July 2009, which increased our labor costs. The difficulty experienced in hiring direct service staff and nursing staff in certain markets from time to time has resulted in higher labor costs in some of our operating units. These higher labor costs are associated with increased overtime, recruitment and retention, training programs, and use of temporary staffing personnel and outside clinical consultants.

If the Employee Free Choice Act is adopted, it would be easier for unions to win representation, which could increase our labor costs.

As of December 31, 2009, only 11% of our employees were represented by a labor union. The Employee Free Choice Act of 2007: H.R. 800 (EFCA) aims to amend the National Labor Relations Act by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. If passed, the EFCA, or a variation of the bill, could increase future unionization activities, which may increase our labor and other costs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, we owned approximately 81 properties and operated facilities and programs at approximately 1,910 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.	Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market, under the symbol “RSCR”. As of February 3, 2010, we had approximately 6,576 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

The following table sets forth the reported high and low sale prices for our common stock as reported by NASDAQ.

	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$16.10	$11.83	$25.47	$17.06
June 30	17.13	13.37	19.54	15.42
September 30	16.21	13.48	20.63	17.00
December 31	14.85	10.56	18.98	10.32

We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Stock Performance

The graph below shows the cumulative total shareholder return realized by ResCare’s shareholders during the period from December 31, 2004 through December 31, 2009 as compared to the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Health Care Index. The NASDAQ Health Care Index is prepared for NASDAQ by the Center for Research in Security Prices at the University of Chicago using companies within Standard Industrial Classification code 80 (Health Care). Upon request, ResCare will promptly provide to shareholders a list of all companies included in this index. The graph assumes an investment of $100 in ResCare common shares and each of the other indices at the closing trading price on December 31, 2004. The performance shown in the graph represents past performance and should not be considered an indicator of future performance.

Issuer Repurchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
	Total Number	Average Price	as Part of Publicly	That May Yet Be
	of Shares	Paid	Announced Plans	Purchased under the
	Purchased (1)	per Share	or Programs	Plans or Programs

October 1-31, 2009	—	$—	N/A	N/A
November 1-30, 2009	—	—	N/A	N/A
December 1-31, 2009	6,903	11.17	N/A	N/A
Total	6,903	$11.17	N/A	N/A

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

	Year Ended December 31
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Income Statement Data:
Revenues (2)	$1,579,155	$1,543,583	$1,433,298	$1,302,118	$1,046,556
Operating income (2)	3,142 (1)	76,820 (3)	87,164	83,695	54,980 (4)
Net (loss) income
(Loss) income from continuing operations, net of tax	(10,292)	36,899	44,233	42,009	24,778
Loss from discontinued operations, net of tax	—	(339)	(342)	(5,313)	(3,556)
Net (loss) income — including noncontrolling interests	(10,292)	36,560	43,891	36,696	21,222
Net loss — noncontrolling interests	(855)	—	—	—	—
Net (loss) income — Res-Care, Inc.	$(9,437)	$36,560	$43,891	$36,696	$21,222
Net (loss) income attributable to common shareholders	(9,437)	31,297	37,571	31,243	17,954

Basic (loss) earnings per common share:
From continuing operations	$(0.33)	$1.11	$1.34	$1.30	$0.79
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.17)	(0.11)
Basic (loss) earnings per common share	$(0.33)	$1.10	$1.33	$1.13	$0.68

Diluted (loss) earnings per common share:
From continuing operations	$(0.33)	$1.10	$1.32	$1.27	$0.77
From discontinued operations	(0.00)	(0.01)	(0.01)	(0.16)	(0.11)
Diluted (loss) earnings per common share	$(0.33)	$1.09	$1.31	$1.11	$0.66

Other Financial Data:
Depreciation and amortization (2)	$26,161	$22,933	$19,756	$16,914	$13,460
Share-based compensation expense	4,259	4,846	6,621	2,747	141
Facility rent (2) (5)	61,878	58,686	53,435	47,872	37,519

Selected Historical Ratios:
Percentage of total debt to total capitalization	31.5%	37.1%	35.5%	37.4%	34.2%
Ratio of earnings to fixed charges (6)	0.6x	2.7x	3.1x	3.1x	2.3x

Balance Sheet Data:
Working capital	$123,628	$135,562	$109,547	$109,920	$113,313
Total assets	844,940	914,143	834,543	730,413	601,029
Long-term debt, including capital leases	196,193	255,386	220,491	205,889	152,584
Total debt, including capital leases	199,237	257,472	223,811	210,427	157,138
Shareholders’ equity	432,725	436,877	406,869	351,477	301,998

(1)          Operating income for the year ended December 31, 2009 includes a charge of $5.0 million ($3.1 million net of tax or $0.11 per diluted share) related to an increase in the Company’s legal reserve and a $72.0 million ($47.1 million net of tax or $1.64 per diluted share) charge for asset impairments.

(2)          Amounts for 2008, 2007 and 2006 have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing community services in Washington, D.C. and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for 2008, 2007 and 2006.

(3)          Operating income for the year ended December 31, 2008 includes a charge of $20.3 million ($12.4 million net of tax or $0.37 per diluted share) related to the resolution of four legal matters.

(4)          Operating income for the year ended December 31, 2005 includes a charge of $11.9 million ($7.9 million net of tax or $0.25 per diluted share) related to the debt refinancing.

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

Our Business

We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. As of December 31, 2009, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the Notes to Consolidated Financial Statements.

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

Valuation of Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate. There were no material changes in our method of providing for reserves for doubtful accounts during 2009.

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% and 4% at December 31, 2009 and 2008, respectively. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known. Beginning on July 1, 2005, we have excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims. There were no material changes to our method of providing reserves for insurance risks during 2009.

Legal Contingencies

We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 15 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates. There were no material changes to our method of providing reserves for legal contingencies during 2009.

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement and regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. In the fourth quarter of 2009, we recorded an impairment loss of $0.7 million in our International reporting unit, including $0.5 million related to customer relationships and $0.2 million related to trade name. In addition, we recorded an impairment loss of $1.0 million in the fourth quarter of 2009 related to a building under our Schools reporting unit. In the fourth quarter of 2008, we recorded an impairment loss of $0.3 million related to a building operated under our Community Services reporting unit.

Goodwill and Other Indefinite-Lived Intangible Assets

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

At December 31, 2009, we had approximately $422.6 million of goodwill recorded. The discount rates used for our 2009 annual impairment test for the Community Services, Job Corps Training Services, Employment Training Services, Schools and International reporting units were 12.0%, 15.0%, 15.0%, 17.5% and 21.0%, respectively. Our Employment Training Services, International, and Schools reporting units had carrying values that exceeded their respective fair values. A goodwill impairment charge was recorded in December 2009 in the amount of $53.1 million related to the Employment Training Services reporting unit, $8.8 million related to the Schools reporting unit and $8.2 million related to the International reporting unit. We also determined that our Community Services reporting unit had a fair value that exceeded its carrying value by a 6 percent margin. At December 31, 2009, the Community Services reporting unit had goodwill of $384.9 million. A 50 basis point increase in the discount rate would decrease the 6 percent margin to 2 percent, while a 50 basis point decrease in the long-term growth rate would decrease the margin to 3%. No impairment loss was recognized for any of the reporting units as a result of the impairment tests in 2008; however, in 2007 a $0.3 million impairment loss was recorded related to the Schools reporting unit.

We also performed a discounted cash flow analysis for indefinite-lived intangible assets. As a result of this analysis, we recorded an impairment loss of $0.2 million related to a trade name asset in the Schools reporting unit in December 2009.

The current recessionary environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors results in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment before the next annual review, in the fourth quarter of 2010, would be necessary and might result in an additional impairment of goodwill.

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

With cost reimbursable contracts, revenue consists of the direct costs associated with functions that are specific to the contract, plus an indirect cost percentage that is applied to the direct costs, plus a profit. Revenue is recognized in the period the associated costs are incurred and services are rendered.

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

Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during 2009.

Results of Operations

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)
Revenues:
Community Services	$1,152,765	$1,109,275	$1,052,409
Job Corps Training Services	145,821	163,944	163,904
Employment Training Services	232,732	222,394	197,588
Other (3)	47,837	47,970	19,397
Consolidated	$1,579,155	$1,543,583	$1,433,298
Operating Income (Loss):
Community Services (2) (4)	$112,101	$99,633	$111,350
Job Corps Training Services	10,143	11,782	11,588
Employment Training Services (1)	(37,252)	22,692	17,093
Other (1) (3)	(22,683)	1,903	1,446
Total Operating Expenses (5)	(59,167)	(59,190)	(54,313)
Consolidated	$3,142	$76,820	$87,164
Operating Margin:
Community Services (2) (4)	9.7%	9.0%	10.6%
Job Corps Training Services	7.0%	7.2%	7.1%
Employment Training Services (1)	(16.0)%	10.2%	8.7%
Other (1) (3)	(47.4)%	4.0%	7.5%
Total Operating Expenses (5)	(3.7)%	(3.8)%	(3.8)%
Consolidated	0.2%	5.0%	6.1%

(1)          Operating income and margin were negatively impacted in 2009 due to a goodwill impairment charge of $70.1 million, of which $53.1 million related to Employment Training Services and $17.0 million related to Other.

(2)          Operating income and margin were negatively impacted in 2009 due to a $5.0 million charge related to an increase in the Company’s legal reserve.

(3)          Other is comprised of our international operations and schools.

(4)          Operating income and margin were negatively impacted in 2008 due to a $20.3 million charge related to the resolution of four legal matters.

(5)          Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office.

Consolidated

Consolidated revenues increased $35.6 million in 2009, compared to 2008, for an increase of 2.3%. Consolidated revenues increased $110.3 million, or 7.7% in 2008 from 2007. Revenues are more fully described in the segment discussions below.

Consolidated operating income decreased 95.9% in 2009 from 2008. Operating margin decreased from 5.0% in 2008 to 0.2% in 2009. The decreases in operating income and margin primarily resulted from a $70.1 goodwill impairment charge, a $5.0 legal charge related to an increase in the Company’s legal reserve, and an incremental increase in insurance costs of $16.6 million, partially offset by 2009 acquisitions in the Community Services segment and the $20.3 million legal charge recorded in 2008 to resolve four legal matters in the Community Services segment. The 2008 consolidated operating income decreased 11.9% and the operating margin decreased from 6.1% in 2007 to 5.0% in 2008. The reductions in operating income and margin were primarily related to the legal charge recorded in 2008. Operating income is discussed further in the segment sections which follow.

As a percentage of total revenues, total operating expenses were 3.7% in 2009, 3.8% in 2008 and 3.8% in 2007. Operating expenses have remained level as a percentage of total revenue due to cost containment measures in a number of areas, partially offset by rising insurance costs in 2009.

Net interest expense decreased $2.6 million in 2009, compared to 2008, due primarily to lower average debt balances. The 2008 net interest expense was $0.6 million higher than 2007.

Our effective income tax rates were 22.7%, 36.1% and 35.6% in 2009, 2008 and 2007, respectively. The 2009 effective tax rate decreased primarily due to operating losses in our International reporting unit, including impairment charges taken in the fourth quarter, for which we received minimal tax benefit. The 2008 effective tax rate benefited from increases in job credits, offset by an increase in valuation allowances associated with foreign operations.

Community Services

Community Services revenues increased 3.9% in 2009 over 2008 due primarily to acquisition growth. In 2009, our Community Services segment acquired 16 operations with annual revenues of $50.0 million. Operating margin increased from 9.0% in 2008 to 9.7% in 2009 due primarily to a $15.3 million decrease in legal costs in 2009, which resulted from the $20.3 million legal charge for the resoltuion of four legal matters in 2008. This decrease was partially offset by additional insurance costs of $14.1 million in 2009, which primarily resulted from unfavorable workers’ compensation trends and higher health insurance enrollment.

Community Services revenues increased 5.4% in 2008 over 2007 due primarily to acquisition growth. In 2008, our Community Services segment acquired 13 operations with annual revenues of $56 million. Operating margin decreased from 10.6% in 2007 to 9.0% in 2008 due primarily to the $20.3 million legal charge for the resolution of four legal matters.

Job Corps Training Services

Job Corps Training Services revenues decreased from $163.9 million in 2008 to $145.8 in 2009 due to the loss of the Pittsburgh and Treasure Island Job Corps contracts during the second quarter of 2009, which had combined annual revenues of approximately $34.0 million. Job Corps Training Services revenues remained consistent between 2008 and 2007. Operating margins were 7.0%, 7.2% and 7.1% for 2009, 2008 and 2007, respectively. In December 2009, we were informed that the contract to operate the Phoenix Job Corps center had been awarded to another operator through the re-bidding process. The contract ended January 31, 2010 and had annual revenues of approximately $10.0 million.

Employment Training Services

Employment Training Services revenues increased $10.3 million in 2009 compared to 2008, due primarily to $13.9 million in revenue for contracts awarded at the end of 2008 and $13.9 million in additional funding through the American Recovery and Reimbursement Act (ARRA), offset by $13.2 million in lost contracts, and a $3.6 million revenue reduction from our New York contracts. Operating margin decreased from 10.2% in 2008 to (16.0%) in 2009 due primarily to a $53.1 million goodwill impairment charge recorded in 2009, increased expenses incurred in connection with our contracts in New York and Indiana and additional insurance costs of $2.2 million due to higher health insurance enrollment.

Employment Training Services revenues increased $24.8 million in 2008 compared to 2007, due primarily to the ramping up of the Arizona and Indiana contracts and new contracts in Texas, Arkansas and South Carolina, which were partially offset by lost contracts in Florida due to certain Workforce Investment Boards taking services in-house. Operating margin improved from 8.7% in 2007 to 10.2% in 2008 due primarily to a 1% increase in margin due to improvement in performance in the New York City Back to Work contract and a 0.5% increase in margin for incentives received in the Calworks program.

Other

A portion of our business is dedicated to operating charter schools and international job training and placement agencies. Revenues remained consistent between 2009 and 2008. However, operating margins decreased from 4.0% to (47.4%) due to asset impairment charges of $8.2 million in our International reporting unit and $8.8 million in our Schools reporting unit, ramp-up costs related to the Flexible New Deal contracts awarded in October 2009 and out-of-year adjustments within the international business totaling $1.8 million related to foreign exchange losses and amortization of intangible assets.

Revenues increased $28.6 million or 147.3% from 2007 to 2008 due primarily to acquisition growth in the schools and international business. Operating margins decreased from 7.5% in 2007 to 4.0% in 2008 due primarily to integration costs associated with the international acquisitions.

Discontinued Operations

Net loss from discontinued operations was $0.3 million for 2008 and 2007. The discontinued operations relate to the Community Services segment’s exit from the District of Columbia and the state of New Mexico, which were effective on March 31, 2006 and October 31, 2006, respectively. There were no amounts presented as discontinued operations in 2009 as they were immaterial.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $69.2 million, or 7.6%, in 2009 over 2008. This decrease was due primarily as a result of asset impairment charges of $72.0 million.

Cash and cash equivalents were $20.7 million at December 31, 2009, compared to $13.6 million at December 31, 2008. Cash provided by operating activities for 2009 was $104.6 million compared to $46.6 million for 2008 and $85.8 million for 2007. The increase from 2008 to 2009 was primarily due to increased accounts receivable collections in 2009 and $13.5 million of payments related to legal proceedings in 2008. The decrease from 2007 to 2008 was primarily related to lower net income due principally to the $20.3 million legal charge and the result of funding working capital requirements for the acquired operations.

Days revenue in net accounts receivable were 51 days at December 31, 2009 and December 31, 2008, and 49 days at December 31, 2007. Net accounts receivable at December 31, 2009 decreased to $211.4 million, compared to $231.0 million at December 31, 2008 and $206.5 million at December 31, 2007. The decrease in net accounts receivable from 2008 to 2009 is primarily due to a decrease of $14.7 million in Job Corps due to catch-up collections and lost contract revenue. Approximately 4.5%, 4.8% and 4.5% of the total net accounts receivable balance was greater than 540 days at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

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

Capital expenditures were $16 million at December 31, 2009, compared to $19 million at December 31, 2008. For 2009, we invested $23 million ($21 million in cash and $2 million in seller notes) on acquisitions, all of which were in the Community Services segment. We invested $58 million ($56 million in cash and $2 million in seller notes) on acquisitions in 2008, of which 13 of the acquisitions were completed within the Community Services segment. We invested $80 million ($77 million in cash and $3 million in seller notes) on acquisitions in 2007, of which $38 million related to domestic operations in our Community Services group and $42 million related to international businesses, which we have included in our All Other category for segment purposes.

Our financing activities for 2009 included net payments of $59.8 million on the revolver with payments of $0.8 million on our long-term debt. Option exercise activity resulted in $0.4 million in proceeds and $0.4 million in tax expenses.

Our financing activities for 2008 included net borrowings of $34.5 million on the revolver with payments of $2.5 million on our long-term debt. Option exercise activity resulted in $1.6 million in proceeds and $0.9 million in tax benefits.

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

On January 28, 2010, we amended our existing senior secured credit facility, which originally had been scheduled to expire on October 3, 2010 (Amended and Restated Senior Credit Facility). The amendment increased the revolving credit facility by $25 million to a total of $275 million. Additional capacity of $50 million remains in place, subject to certain limitations in our $150 million 7.75% Senior Notes due 2013, which allows us to expand our total borrowing capacity to $325 million. The credit facility expires on July 28, 2013, and will be used primarily for working capital purposes, letters of credit required under our insurance programs, and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures, and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provides for the exclusion of charges incurred in connection with the verdict described in Item 3 Legal Proceedings and below, as well as any non-cash impairment charges, in the calculation of certain financial covenants. In addition, the amendment excludes transactions with our preferred shareholders from the events that would constitute a default. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

In addition, this amended and restated senior credit facility, among other things, (i) increases the spread on London Interbank Offered Rate (LIBOR) and base rate loans to 375 basis points and 275 basis points respectively, as of January 28, 2010, through September 30, 2010; subsequent to September 30, 2010, our calculated leverage ratio will determine loan pricing as established in the amended and restated senior credit facility, (ii) the required leverage ratio will be 3.50 times until September 30, 2010, after which it becomes 3.25 times and the required interest coverage ratio will be 3.0 times.

As of December 31, 2009, we had $143.8 million available under the revolver which had an outstanding balance of $44.0 million. Outstanding balances bear interest at 1.125% over the LIBOR or other bank developed rates at our option. As of December 31, 2009, the weighted average interest rate was 1.36%. As of December 31, 2009, we had irrevocable standby letters of credit in the principal amount of $62.2 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 1.25% as of December 31, 2009. The commitment fee on the unused balance is .25%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We were in compliance with our debt covenants as of December 31, 2009. We believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2009 were approximately 64% through Medicaid reimbursement, 8% from the DOL and 28% from other payors. We believe our sources of funds through operations and available through our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

As described in Item 3 Legal Proceedings of this report, a jury returned a verdict of approximately $53.9 million in damages against us in November 2009, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe that the compensatory and punitive damages awarded by the jury are excessive and do not comply with various United States and New Mexico Supreme Court precedents, which would warrant a new trial or, in the alternative, would limit the amount of damages the jury could have awarded to a significantly lower amount. In addition, we do not believe the parent company is liable for the actions of its subsidiary or its employees. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded. If our appeal to obtain a new trial or to reduce the amount of the damages is unsuccessful, it would reduce our capital resources available to fund acquisitions and other operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Contractual Obligations and Commitments

Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and Thereafter
Long-term Debt	$198,439	$2,880	$1,104	$194,142	$313
Capital Lease Obligations	1,317	164	335	328	490
Operating Leases	216,189	57,681	72,786	45,352	40,370
Fixed interest payments on Long-term Debt and Capital Lease Obligations(1)	45,255	11,797	23,497	9,853	108
Total Contractual Obligations(2)	$461,200	$72,522	$97,722	$249,675	$41,281

(1)	Excludes any interest payments on our variable rate debt.
(2)	This amount excludes $0.5 million of unrecognized tax benefits as we are unable to reasonably estimate the timing of these cash flows.

	Total	Amount of Commitments Expiring per Period Twelve Months Ending December 31
Other Commercial Commitments	Amounts Committed	2010	2011-2012	2013-2014	2015 and Thereafter
Standby Letters-of-Credit	$62,177	$62,177	—	—	—
Surety Bonds	$2,559	$2,537	$4	$18	$—

We had no significant off-balance sheet transactions or interests in 2009.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $44.0 million as of December 31, 2009 and $103.8 million as of December 31, 2008. A 100 basis point movement in the interest rate would result in an approximate $0.4 million annualized effect on interest expense and cash flows.

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

Refer to pages F-1 through F-41.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report in Item 8.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:
Consolidated Balance Sheets — As of December 31, 2009 and 2008
Consolidated Statements of Operations — Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income – Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

Financial Statement Schedule (1):
Schedule II — Valuation and Qualifying Accounts

(1)        All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(2)	Index to Exhibits

3.1 and 4.1

Amended and Restated Articles of Incorporation of the Registrant dated December 18, 1992. Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 incorporated herein by reference.

3.2 and 4.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant dated May 29, 1997. Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 incorporated herein by reference.

3.3 and 4.3

Articles of Amendment to the Registrant’s Articles of Incorporation dated June 23, 2004. Exhibits 3(i) and 4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 incorporated herein by reference.

3.4 and 4.4	Amended and Restated Bylaws of the Registrant. Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-50726) incorporated herein by reference.

4.5

Preferred Stock Purchase Agreement, dated as of March 10, 2004, by and between the Registrant and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP, Res-Care Executive Investco LLC. Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

(a)(2)       Index to Exhibits (continued)

4.6

Registration Rights Agreement by and among the Registrant and Onex Partners LP, Onex American Holdings III, LLC, Onex U.S. Principals LP and Res-Care Executive Investco LLC dated as of March 10, 2004. Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.

10.1

Management Services Agreement between Onex Partners Manager LP and the Registrant dated June 23, 2004. Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.

10.2

Indenture dated October 3, 2005, by and among the Registrant, the Subsidiary Guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7¾% Senior Notes due 2013. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is incorporated herein by reference.

10.3

Res-Care, Inc. 2005 Omnibus Incentive Compensation Plan (as amended effective June 27, 2007). Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 is incorporated herein by reference.

10.4	Form of Restricted Stock Award Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.5	Employment Agreement between the Registrant and Ralph G. Gronefeld, Jr. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2006 is incorporated herein by reference.

10.6	Employment Agreement between the Registrant and David W. Miles. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2008 is incorporated herein by reference.

10.7

Employment Agreement between the Registrant and Patrick G. Kelley. Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference.

10.8	Employment Agreement between the Registrant and Richard L. Tinsley. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed December 10, 2008 is incorporated herein by reference.

10.9	Employment Agreement between the Registrant and David S. Waskey. Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed December 10, 2008 is incorporated herein by reference.

10.10	Form of Stock Option Agreement. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

(a)(2)       Index to Exhibits (continued)

10.11	Form of Non-Employee Director Stock Option Agreement. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.12	Form of Restricted Stock Agreement. Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.13	ResCare Nonemployee Director Deferred Stock Compensation Program. Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is incorporated herein by reference.

10.14

ResCare Nonemployee Director Deferred Stock Compensation Program Election Form. Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 25, 2006 is incorporated herein by reference.

10.15	Second Amended and Restated Credit Agreement dated as of January 28, 2010. Exhibit 10 to the Registrant’s Current Report on Form 8-K filed on February 1, 2010 is incorporated herein by reference.

21.1	Subsidiaries of the Registrant. (filed herewith)

23.1	Consent of KPMG LLP. (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date:	March 9, 2010	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	March 9, 2010
Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ David W. Miles	Chief Financial Officer	March 9, 2010
David W. Miles	(Principal Accounting Officer)

/s/ Ronald G. Geary	Chairman of the Board	March 9, 2010
Ronald G. Geary

/s/ David Braddock	Director	March 9, 2010
David Braddock

/s/ Robert E. Hallagan	Director	March 9, 2010
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	March 9, 2010
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	March 9, 2010
Robert M. Le Blanc

/s/ Steven S. Reed	Director	March 9, 2010
Steven S. Reed

/s/ William E. Brock	Director	March 9, 2010
William E. Brock

/s/ James H. Bloem	Director	March 9, 2010
James H. Bloem

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Res-Care, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Res-Care, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Louisville, Kentucky

March 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Res-Care, Inc.:

We have audited Res-Care, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Res-Care, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Res-Care, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Res-Care, Inc. and subsidiaries as listed in the accompanying index on page F-1, and our report dated March 9, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Louisville, Kentucky

March 9, 2010

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(In thousands, except share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,672	$13,594
Accounts receivable, net of allowance for doubtful accounts of $22,627 in 2009 and $20,306 in 2008	211,350	230,976
Refundable income taxes	3,952	1,781
Deferred income taxes	22,879	22,702
Non-trade receivables	3,960	4,021
Prepaid expenses and other current assets	17,761	18,409
Total current assets	280,574	291,483
Property and equipment, net	81,347	84,157
Goodwill	422,626	476,196
Other intangible assets	45,842	45,985
Other assets	14,551	16,322
Total assets	$844,940	$914,143
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$44,502	$49,216
Accrued expenses	109,400	103,520
Current portion of long-term debt	2,880	2,008
Current portion of obligations under capital leases	164	78
Accrued income taxes	—	1,099
Total current liabilities	156,946	155,921
Long-term liabilities	35,092	31,596
Long-term debt	195,040	254,827
Obligations under capital leases	1,153	559
Deferred gains	3,172	3,966
Deferred income taxes	20,812	30,397
Total liabilities	412,215	477,266
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2009 and 2008	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,823,872 in 2009 and 29,864,949 in 2008, outstanding 29,453,282 in 2009 and 29,470,734 in 2008	50,577	50,550
Additional paid-in capital	94,892	91,786
Retained earnings	248,697	258,134
Accumulated other comprehensive loss	(7,195)	(10,202)
Total shareholders’ equity — Res-Care, Inc.	433,580	436,877
Noncontrolling interests	(855)	—
Total shareholders’ equity	432,725	436,877
Total liabilities and shareholders’ equity	$844,940	$914,143

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share data)

	2009	2008	2007

Revenues	$1,579,155	$1,543,583	$1,433,298
Facility and program expenses	1,445,900	1,407,516	1,292,081
Facility and program contribution	133,255	136,067	141,217

Operating expenses (income):
Corporate general and administrative	59,281	58,893	54,293
Asset impairment charges	71,991	313	331
Other operating (income) expense, net	(1,159)	41	(571)
Total operating expenses	130,113	59,247	54,053

Operating income	3,142	76,820	87,164

Other expenses:
Interest expense	16,576	19,908	18,963
Interest income	(121)	(809)	(445)
Total other expenses, net	16,455	19,099	18,518
(Loss) income from continuing operations before income taxes	(13,313)	57,721	68,646
Income tax (benefit) expense	(3,021)	20,822	24,413
(Loss) income from continuing operations	(10,292)	36,899	44,233
Loss from discontinued operations, net of tax	—	(339)	(342)
Net (loss) income — including noncontrolling interests	(10,292)	36,560	43,891
Net loss — noncontrolling interests	(855)	—	—
Net (loss) income — Res-Care, Inc.	(9,437)	36,560	43,891
Net income attributable to preferred shareholders	—	5,263	6,320
Net (loss) income attributable to common shareholders	$(9,437)	$31,297	$37,571

Basic (loss) earnings per common share:
From continuing operations	$(0.33)	$1.11	$1.34
From discontinued operations	0.00	(0.01)	(0.01)
Basic (loss) earnings per common share	$(0.33)	$1.10	$1.33
Diluted (loss) earnings per common share:
From continuing operations	$(0.33)	$1.10	$1.32
From discontinued operations	0.00	(0.01)	(0.01)
Diluted (loss) earnings per common share	$(0.33)	$1.09	$1.31

Weighted average number of common shares:
Basic	28,764	28,462	28,215
Diluted	28,764	28,600	28,589

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Total

Balance at January 1, 2007	48	$46,609	28,146	$50,210	$75,773	$177,683	$1,202	$—	$351,477

Net income	—	—	—	—	—	43,891	—	—	43,891
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	993	—	993
Comprehensive income									44,884
Share-based compensation	—	—	—	—	6,621	—	—	—	6,621
Shares issued under stock option plans, including related tax benefit	—	—	1,015	202	3,685	—	—	—	3,887

Balance at December 31, 2007	48	46,609	29,161	50,412	86,079	221,574	2,195	—	406,869

Net income	—	—	—	—	—	36,560	—	—	36,560
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(12,397)	—	(12,397)
Comprehensive income									24,163
Share-based compensation	—	—	—	—	4,846	—	—	—	4,846
Shares issued under stock option plans, including related tax benefit	—	—	310	138	861	—	—	—	999

Balance at December 31, 2008	48	$46,609	29,471	$50,550	$91,786	$258,134	$(10,202)	$—	$436,877

Net loss	—	—	—	—	—	(9,437)	—	(855)	(10,292)
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	3,007	—	3,007
Comprehensive loss									(7,285)
Share-based compensation	—	—	—	—	4,259	—	—	—	4,259
Shares issued under stock option plans, including related tax benefit	—	—	(18)	27	(1,153)	—	—	—	(1,126)

Balance at December 31, 2009	48	$46,609	29,453	$50,577	$94,892	$248,697	$(7,195)	$(855)	$432,725

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Operating activities:
Net (loss) income — including noncontrolling interests	$(10,292)	$36,560	$43,891
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	26,161	22,943	19,789
Impairment charges	71,991	313	331
Amortization of discount and deferred debt issuance costs on notes	1,221	1,192	1,084
Share-based compensation	4,259	4,846	6,621
Deferred income taxes	(9,762)	6,311	3,531
Provision for losses on accounts receivable	9,009	7,104	6,364
Excess tax expense (benefit) from share-based compensation	369	(935)	(1,387)
Gain on purchase of businesses	(1,474)	—	—
Loss (gain) on sale of assets	269	(5)	(72)
Changes in operating assets and liabilities:
Accounts receivable	11,176	(32,581)	(10,848)
Prepaid expenses and other current assets	792	(690)	(3,370)
Other assets	(1,627)	4,899	(1,422)
Accounts payable	(4,893)	(5,325)	7,825
Accrued expenses	3,840	13,011	9,592
Deferred gains	(794)	(513)	(668)
Accrued income taxes	(1,838)	2,954	(1,248)
Long-term liabilities and other	6,230	(13,532)	5,762
Cash provided by operating activities	104,637	46,552	85,775
Investing activities:
Purchases of property and equipment	(15,928)	(19,391)	(24,011)
Acquisitions of businesses, net of cash acquired	(20,397)	(56,659)	(72,375)
Proceeds from sale of assets	188	633	984
Cash used in investing activities	(36,137)	(75,417)	(95,402)
Financing activities:
Long-term debt repayments	(811)	(2,531)	(124,681)
Borrowings of long-term debt	—	—	80,000
Short-term (repayments) borrowings — three months or less, net	(59,800)	34,500	54,300
Payments on obligations under capital leases	(121)	(75)	(193)
Proceeds from sale and leaseback transactions	—	—	1,966
Proceeds received from exercise of stock options	415	1,562	2,341
Excess tax (expense) benefit from share-based compensation	(369)	935	1,387
Debt issuance costs	(72)	(118)	(225)
Employee withholding payments on share-based compensation	(1,379)	(1,593)	—
Cash (used in) provided by financing activities	(62,137)	32,680	14,895
Effect of exchange rate changes on cash and cash equivalents	715	(1,030)	—
Increase in cash and cash equivalents	7,078	2,785	5,268
Cash and cash equivalents at beginning of year	13,594	10,809	5,541
Cash and cash equivalents at end of year	$20,672	$13,594	$10,809

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$15,093	$18,072	$18,605
Income taxes (net of refunds of $0.3 million, $0.2 million and $1.2 million, respectively)	9,889	17,073	20,213
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	1,764	1,767	3,315
New capital lease obligations	733	—	643

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

Fiscal Year

Operating results of acquired businesses are included in the Consolidated Statements of Operations from the date of acquisition. During the year, we eliminated the one-month lag between the reporting periods of our international operations and the rest of the company. Therefore, our international results include one additional month for the year ended December 31, 2009. This adjustment, a $0.5 million loss, did not have a material effect on our results of operations. The domestic and international subsidiaries are consolidated as of December 31, 2009.

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

Segments

As of December 31, 2009, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Further information regarding our segments is included in Note 9.

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

Community Services: Revenues are derived primarily from 35 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Revenue is recognized in the period services are rendered.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2009 were approximately 64% through Medicaid reimbursement, 8% from the DOL and 28% from other payors. We derived 9%, 11% and 11% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, under contracts from the DOL under the Federal Job Corps program. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues. There was no other single customer whose revenue was 10% or more of our consolidated revenue.

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

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flow, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value. We recorded an impairment loss of $1.0 million in the fourth quarter of 2009 related to a building operated under our Schools reporting unit. We recorded an impairment loss of $0.3 million in the fourth quarter of 2008 related to a building operated under our Community Services reporting unit.

Goodwill

We test goodwill for impairment annually as of year end, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values are established using a weighted-average of discounted cash flows and comparative market multiples in the current market conditions. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Based on the Step One analysis performed, we concluded the fair value was less than the carrying value of the assets assigned to our Employment Services Training, International, and Schools reporting units. These impairments were due to declining profitability in these reporting units as a result of deteriorating market conditions. As such, Step Two of the goodwill impairment test was performed for these reporting units. Step Two required that we determine the implied fair value of the reporting units’ goodwill by allocating the reporting units’ fair value determined in Step One to the fair value of the reporting units’ net assets, including unrecognized intangible assets. The goodwill calculated in Step Two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the implied fair value of goodwill calculated in this step. As such, we recorded an impairment charge of $70.1 million related to the goodwill, including $53.1 million recorded in the Employment Training Services reporting unit, $8.8 million recorded in the Schools reporting unit and $8.2 million recorded in the International reporting unit. No impairment loss was recorded in 2008; however, in 2007 a $0.3 million impairment loss was recorded related to the Schools component of our All Other reporting segment.

Intangible Assets

Our intangible assets from acquisitions, which consist primarily of non-competition agreements and customer contracts and relationships, are amortized over one to twenty years, based on their estimated useful lives. In the fourth quarter of 2009, we recorded an impairment loss of $0.7 million in our International reporting unit, consisting of $0.5 million related to customer relationships and $0.2 million related to trade name. In addition, we recorded an impairment loss of $0.2 million related to indefinite-lived trade name intangible assets in the Schools reporting unit.

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

In June, 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 740-10-25, Income Tax Position, (ASC 740-10-25) which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise’s financial statements in accordance with ASC 740-10, Accounting for Income Taxes, (ASC 740-10). The Interpretation was effective for the Company in its fiscal year which began January 1, 2007. This Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% and 4% at December 31, 2009 and 2008, respectively. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known. Beginning on July 1, 2005, we have excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20-35 years. Assets under capital lease and leasehold improvements are amortized over the term of the respective lease or the useful life of the asset, if shorter, which varies from one to fifteen years. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.

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

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of ASC 718, Stock Compensation, (ASC 718) using the modified prospective transition method. Under this transition method, compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of ASC 718. Pursuant to ASC 718, the income tax benefits exceeding the recorded deferred income tax benefit from share-based compensation awards (the excess tax benefits) are required to be reported in cash provided by financing activities. Our share-based compensation plans and share-based payments are described more fully in Note 11, “Share-Based Compensation” herein.

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

Impact of Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends ASC 650-25 to eliminate the requirement that all undelivered elements have vendor-specific evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when VSOE or TPE is unavailable. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted as of the beginning of a fiscal year. We are currently evaluating the impact of ASU 2009-13.

2.             Acquisitions

2009

We completed sixteen acquisitions during 2009, all within our Community Services segment. Aggregate consideration for these acquisitions was approximately $22.8 million, including $1.8 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $50.0 million. The operating results of these acquisitions are included in the consolidated statements of income from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$1,056
Other intangible assets	6,255
Goodwill	15,844
Cash acquired	651
Other assets	592
Liabilities assumed	(112)
Gain	(1,474)
Aggregate purchase price	$22,812

Two of the acquisitions were considered bargain purchases since the purchase price of the acquisitions was less than the value assigned to the assets and liabilities acquired. We recorded a $1.5 million gain on these acquisitions. This gain is included in the other operating (income) expense line item on our consolidated statement of income.

Approximately $5.3 million of other intangible assets will be amortized over five to twenty years and consist of $1.0 million of company trade name, $1.5 million of covenants not-to-compete and $2.8 million customer relationships, with $1.0 million of other intangibles not subject to amortization. Amortization expense for the above intangible assets totaled $0.3 million for the year ended December 31, 2009. The entire balance of goodwill was allocated to the Community Services segment. We expect all of the $15.8 million of goodwill will be deductible for tax purposes.

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

3.             Goodwill and Intangible Assets

A summary of changes to goodwill during the year follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at January 1, 2008
Goodwill, gross	$332,482	$7,589	$60,457	$43,426	$443,954
Accumulated impairment losses	—	—	—	(331)	(331)
Goodwill, net	332,482	7,589	60,457	43,095	443,623
Goodwill added through acquisitions	34,464	—	1,596	9,936	45,996
Purchase price allocation adjustments, net	—	—	—	(7,318)	(7,318)
Adjustments to previously recorded goodwill (1)	1,236	—	—	(7,341)	(6,105)

Balance at December 31, 2008
Goodwill, gross	368,182	7,589	62,053	38,703	476,527
Accumulated impairment losses	—	—	—	(331)	(331)
Goodwill, net	368,182	7,589	62,053	38,372	476,196
Goodwill added through acquisitions	15,844	—	—	—	15,844
Impairment charge	—	—	(53,082)	(16,989)	(70,071)
Purchase price allocation adjustment, net	—	—	—	(1,430)	(1,430)
Adjustments to previously recorded goodwill (1)	918	—	5	1,164	2,087

Balance at December 31, 2009
Goodwill, gross	384,944	7,589	62,058	38,437	493,028
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	$384,944	$7,589	$8,976	$21,117	$422,626

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and earn-out payments on acquisitions. Earn-out payments are generally determined at specific future dates based on the terms of the purchase agreement.

(2)          Other is comprised of international and school operations.

In December 2009, we performed our annual goodwill impairment analysis. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Based on the Step One analysis performed, we concluded the fair value was less than the carrying value of the assets assigned to our Employment Training Services, International, and Schools reporting units. These impairments were due to declining profitability in these reporting units as a result of deteriorating market conditions. As such, Step Two of the goodwill impairment test was performed for these reporting units. Step Two required that we determine the implied fair value of the reporting units’ goodwill by allocating the reporting units’ fair value determined in Step One to the fair value of the reporting units’ net assets, including unrecognized intangible assets. The goodwill calculated in Step Two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the implied fair value of goodwill calculated in this step. As such, we recorded an impairment charge of $70.1 million related to goodwill, including $53.1 million recorded in the Employment Training Services reporting unit, $8.8 million recorded in the Schools reporting unit and $8.2 million recorded in the International reporting unit.

Intangible assets are as follows:

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Gross	Amortization	Gross	Amortization

Covenants not to compete	$30,421	$19,845	$28,827	$17,873
Customer relationships	37,186	9,707	33,049	5,079
Other intangibles	10,983	3,196	9,270	2,209
	$78,590	$32,748	$71,146	$25,161

In 2009, we recorded impairment losses of $0.2 million related to indefinite-lived trade name intangible assets in the Schools reporting unit and $0.7 million related to amortizable intangible assets in our International reporting unit, including $0.5 million related to customer relationships and $0.2 million related to trade name.

The Company amortizes the covenants not to compete over two to fifteen years, customer relationships over ten to twenty years, and other intangibles over one to ten years, with $4.5 million not subject to amortization. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $7.1 million, $4.8 million and $4.0 million, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending December 31
2010	$6,028
2011	5,665
2012	5,177
2013	4,656
2014	4,254

4.             Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31
	2009	2008

7.75% senior notes due 2013, net of discount of approximately $0.5 million in 2009 and $0.7 million in 2008	$149,480	$149,342
Senior secured credit facility	44,000	103,800
Obligations under capital leases	1,317	637
Notes payable and other	4,440	3,693
	199,237	257,472
Less current portion	3,044	2,086
	$196,193	$255,386

On October 3, 2005, we issued $150 million of 7.75% Senior Notes due October 15, 2013 (the Senior Notes) in a private placement under Rule 144A of the Securities Act of 1933. The Senior Notes, which had an issue price of 99.261% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The effective interest rate for these notes is approximately 7.87%. Noteholders have the right to require us to repurchase all or any part of the Senior Notes at a purchase price in cash equal to 101% of the principal amount plus any accrued and unpaid interest in the event of a change of control. A change of control would occur upon (1) the acquisition of 35% of the voting power of our voting stock by any person or group other that the preferred shareholders and their affiliates; (2) the “continuing directors” (as defined in the Senior Note indenture) ceasing to constitute a majority of the members of our board of directors; (3) the sale or other disposition (other than by way of merger or consolidation) of substantially all of the assets of us and our subsidiaries to any person other than the preferred shareholders; or (4) the adoption by the shareholders of a plan for the liquidation or dissolution of our company. The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. The Senior Notes were registered under the Securities Act of 1933 in February 2006.

As of December 31, 2009, we had irrevocable standby letters of credit in the principal amount of $62.2 million issued primarily in connection with our insurance programs. As of December 31, 2009, we had $143.8 million available under the revolver with an outstanding balance of $44.0 million. Outstanding balances bear interest at 1.125% over the London Interbank Offered Rate (LIBOR) or other bank developed rates at our option. As of December 31, 2009, the weighted average interest rate was 1.36%. Letters of credit had a borrowing rate of 1.25% as of December 31, 2009. The commitment fee on the unused balance is .25%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility. We are in compliance with our debt covenants at December 31, 2009.

On January 28, 2010, we amended our existing senior secured credit facility, which originally had been scheduled to expire on October 3, 2010. The amendment increased the revolving credit facility by $25 million to a total of $275 million. Additional capacity of $50 million remains in place, subject to certain limitations in our $150 million 7.75% Senior Notes due 2013, which allows us to expand our total borrowing capacity to $325 million. The credit facility expires on July 28, 2013, and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provides for the exclusion of charges incurred in connection with the verdict described in Note 15, as well as any non-cash impairment charges, in the calculation of certain financial covenants. In addition, the amendment excludes transactions with our preferred stockholders from the events that would constitute a default. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2010	$3,044
2011	1,199
2012	240
2013	194,227
2014	243
Thereafter	803
$199,756

5.             Income Taxes

Income tax (benefit) expense attributable to (loss) income from continuing operations is summarized as follows:

	Year Ended December 31
	2009	2008	2007
Current:
Federal	$4,971	$12,381	$17,986
State	1,353	2,616	3,494
Foreign	386	1,274	258
Total current	6,710	16,271	21,738
Deferred:
Federal	(7,578)	3,979	3,024
State	(1,226)	744	(349)
Foreign	(927)	(172)	—
Total deferred	(9,731)	4,551	2,675

Total income tax (benefit) expense	$(3,021)	$20,822	$24,413

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense expressed as a percent of pretax income from continuing operations follows:

	Year Ended December 31
	2009	2008	2007

Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes:
State and foreign income taxes, net of federal benefits	(3.3)	4.0	4.0
Jobs tax credits, net	27.7	(5.4)	(3.0)
Nondeductible expenses and other	(7.8)	0.7	0.9
Reserves for income tax contingencies	0.7	0.6	—
Deferred tax valuation allowance	(7.6)	1.2	(1.3)
Nondeductible impairments	(22.0)	—	—
	22.7%	36.1%	35.6%

During the years ended December 31, 2008 and 2007, we credited additional paid-in capital for the tax benefits associated with share-based compensation in the amounts of $0.9 million and $1.4 million, respectively. Additionally, during the year ended December 31, 2009, we debited additional paid-in capital for tax shortfalls associated with share-based compensation in the amount of $0.4 million.

As of December 31, 2009, we have state net operating loss carryforwards of approximately $39 million which are available to offset future taxable income, if any, of certain entities in certain states. These carryforwards will expire between 2010 and 2028. These carryforwards have been partially or fully offset by valuation allowances as our ability to apply these carryforwards may be limited.

As of December 31, 2009, we have federal foreign tax credit carryforwards of approximately $1.0 million. If not used, these carryforwards will expire between 2010 and 2019. These credit carryovers have been fully offset by a valuation allowance as our ability to apply these carryforwards is subject to limitation.

We have not recognized a deferred tax liability of approximately $2.4 million for the undistributed earnings of our foreign subsidiaries that arose in 2009 and prior years as we consider these earnings to be indefinitely reinvested. As of December 31, 2009, the undistributed earnings of these subsidiaries were approximately $6.2 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31
	2009	2008
Deferred tax assets:
Accounts receivable	$8,582	$7,839
Covenants not to compete and other intangible assets	1,165	1,066
Workers’ compensation costs	12,567	10,057
Compensated absences	3,306	3,175
Other insurance reserves	4,539	4,212
Share-based compensation	2,042	2,277
Other liabilities and reserves	3,772	5,804
Deferred gains and revenues	1,772	2,310
Deferred state income tax net operating loss carryforwards	5,664	4,231
Deferred tax credits, foreign tax credit carryforwards and other	2,212	3,824
Total gross deferred tax assets	45,621	44,795
Less valuation allowance	5,388	5,353
Net deferred tax assets	40,233	39,442
Deferred tax liabilities:
Property and equipment	6,947	—
Goodwill and other intangible assets	31,007	46,796
Other	212	341
Total deferred tax liabilities	38,166	47,137

Net deferred tax asset (liability)	$2,067	$(7,695)

Classified as follows:
Current deferred income tax asset	$22,879	$22,702
Noncurrent deferred income tax liability	(20,812)	(30,397)
Net deferred tax asset (liability)	$2,067	$(7,695)

A valuation allowance for deferred tax assets was provided as of December 31, 2009 and 2008 related to state and foreign income tax net operating loss carryforwards and federal foreign tax credit carryovers. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

We adopted the provisions related to unrecognized tax benefits on January 1, 2007. This adoption did not impact the consolidated financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	2009	2008

Balance at beginning of year	$725	$483
Increase related to prior year tax positions	311	328
Decrease related to prior year tax positions	(8)	(17)
Increase related to current year tax positions	77	88
Settlements	(445)	—
Lapse of statute of limitations	(120)	(157)
Balance at end of year	$540	$725

Included in the balance of total unrecognized tax benefits at December 31, 2009 are potential benefits of $0.1 million, which if recognized, would affect the effective tax rate on income from continuing operations.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2005. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Total accrued interest and penalties as of December 31, 2009 are approximately $0.1 million and are included in accrued expenses.

6.             Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	December 31
	2009	2008

Land and land improvements	$7,337	$7,031
Furniture and equipment	107,864	101,814
Buildings	42,288	39,462
Leasehold improvements	34,683	32,005
Buildings under capital lease	1,384	659
Equipment under capital lease	4,659	4,583
Construction in progress	2,921	1,269
	201,136	186,823
Less accumulated depreciation and amortization	119,789	102,666
Net property and equipment	$81,347	$84,157

Other assets are as follows:

	December 31
	2009	2008

Long-term receivables and advances to managed facilities	$2,235	$2,669
Deposits	3,788	3,739
Deferred debt issuance costs	1,753	2,763
Insurance recoveries	5,613	6,023
Other assets	1,162	1,128
	$14,551	$16,322

Accrued expenses are as follows:

	December 31
	2009	2008

Wages and payroll taxes	$36,046	$38,313
Compensated absences	12,855	12,363
Health insurance	8,206	4,848
Workers’ compensation insurance	16,628	12,845
Automobile insurance	2,401	1,752
Professional services	2,391	9,443
General and professional liability insurance	6,570	1,825
Taxes other than income taxes	10,109	9,657
Interest	3,353	3,297
Deferred revenue	5,595	6,047
Other	5,246	3,130
	$109,400	$103,520

Long-term liabilities are as follows:

	December 31
	2009	2008

Workers’ compensation insurance	$22,961	$20,118
Automobile insurance	3,249	3,695
General and professional liability insurance	5,598	4,499
Other	3,284	3,284
	$35,092	$31,596

7.             Preferred Stock Issuance

On June 23, 2004, ResCare issued 48,095 shares of Series A convertible preferred stock to four investment funds controlled by Onex Corporation (the Onex Funds), at a purchase price of $1,050 per share or a total price of $50.5 million. Each preferred share is convertible at the option of the holder into 100 shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity.

The preferred shares are entitled to receive such dividends as may be paid on the common stock on an as-converted basis and to a liquidation preference of $1,050 per share plus unpaid, accrued dividends, if any. There were no dividends declared in 2007, 2008 and 2009. Preferred shares vote on an as-converted basis as of the date of issuance. The preferred shareholders also are entitled to certain corporate governance and special voting rights, as defined in the agreement, and have no preferential dividends. The preferred shareholders have the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise. ResCare cannot sell substantially all of its assets or equity by merger or otherwise without first giving the preferred shareholders the right to acquire our assets or equity on the same terms and conditions.

Additionally, in connection with the transaction, we entered into a management services agreement with Onex Corporation whereby Onex Corporation will advise and assist management and the board of directors from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $0.4 million for its services under this agreement effective July 1, 2004. The management services agreement will continue in effect until such time as the Onex Funds no longer hold at least 26,452 shares of preferred stock. Under this agreement, annual fees of $0.4 million were paid to Onex Corporation for all periods presented.

8.             Earnings per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31
	2009	2008	2007

(Loss) income from continuing operations	$(9,437)	$36,899	$44,233
Attributable to preferred shareholders	—	5,312	6,370
Attributable to common shareholders	$(9,437)	$31,587	$37,863

Loss from discontinued operations, net of tax	$—	$(339)	$(342)
Attributable to preferred shareholders	—	(49)	(50)
Attributable to common shareholders	$—	$(290)	$(292)

Net (loss) income	$(9,437)	$36,560	$43,891
Attributable to preferred shareholders(1)	—	5,263	6,320
Attributable to common shareholders	$(9,437)	$31,297	$37,571

Weighted average number of common shares used in basic (loss) earnings per common share	28,764	28,462	28,215
Effect of dilutive securities:
Stock options	—	48	266
Restricted stock	—	90	108

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,764	28,600	28,589

(1) Net losses are not allocated to preferred shareholders.

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	December 31
	2009	2008	2007

Stock options	243	—	—
Restricted shares	323	—	—

9.             Segment Information

As of December 31, 2009, we had three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

The following table sets forth information about reportable segment operating results and assets:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
As of and for the year ended December 31:	Services	Services	Services	Other (1)	Totals

2009
Revenues	$1,152,765	$145,821	$232,732	$47,837	$1,579,155
Operating income (loss) (2) (3)	112,101	10,143	(37,252)	(81,850)	3,142
Total assets	621,227	24,473	88,772	110,468	844,940
Capital expenditures	8,542	—	1,596	5,790	15,928
Depreciation and amortization	11,245	—	2,520	12,396	26,161

2008
Revenues	$1,109,275	$163,944	$222,394	$47,970	$1,543,583
Operating income (4)	99,633	11,782	22,692	(57,287)	76,820
Total assets	606,681	39,074	133,814	134,574	914,143
Capital expenditures	8,097	—	1,043	10,251	19,391
Depreciation and amortization	10,037	—	2,321	10,585	22,943

2007
Revenues	$1,052,409	$163,904	$197,588	$19,397	$1,433,298
Operating income	111,350	11,588	17,093	(52,867)	87,164
Total assets	547,369	32,532	134,355	120,287	834,543
Capital expenditures	9,814	—	1,425	12,772	24,011
Depreciation and amortization	9,929	—	1,962	7,898	19,789

(1)          All Other is comprised of our international operations, charter schools and corporate general and administrative expenses.

(2)          Operating income includes a $5.0 million charge related to the increases in legal reserves within our Community Services segment.

(3)          Operating income includes a $70.1 million goodwill impairment charge, with $53.1 million related to our Employment Training Services segment, and $17.0 million related to our All Other segment.

(4)          Operating income includes a $20.3 million charge related to the resolution of four legal matters within our Community Services segment.

10.          Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. Our contributions to the plans were $4.5 million, $5.2 million and $4.9 million in 2009, 2008 and 2007, respectively.

11.          Share-Based Compensation

As of December 31, 2009, we had outstanding awards under three share-based incentive plans. Under the plans, stock options are awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term is normally five years. Generally, all options have varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to four years. Restricted stock awards generally are comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vest over three to four years from the date of grant. The performance-based restricted shares vest in increments if and when certain performance criteria are met.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes valuation model. The expected volatility of our stock price is based on historical volatility over the expected term. The expected term of the option is based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting term of the option. There have been no stock options granted since 2005.

Total share-based compensation expense by type of award for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended December 31
	2009	2008	2007

Stock options	$—	$—	$66
Restricted stock, service-based	3,299	3,164	3,537
Restricted stock, performance-based	960	1,682	3,018
Total share-based compensation expense	4,259	4,846	6,621
Tax effect	1,657	1,885	2,575
Share-based compensation expense, net of tax	$2,602	$2,961	$4,046

We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

Stock Options

As of December 31, 2009, a total of 243 thousand options were outstanding under the plans. The intrinsic value of the stock options exercised during 2009, 2008 and 2007 was $0.1 million, $2.4 million and $4.0 million, respectively. The fair value of the stock options which vested during 2008 and 2007 was approximately $0.7 million and $0.8 million, respectively. There were no stock options that vested in 2009.

As of December 31, 2009, there was no unrecognized share-based compensation related to stock options.

A summary of our stock option activity and related information for 2009 is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life

Outstanding at December 31, 2008	310	$15.78	2.6
Exercised	(20)	12.26
Forfeited/canceled	(47)	10.51
Outstanding at December 31, 2009	243	17.09	2.1

Exercisable at December 31, 2009	243	$17.09	2.1

Restricted Stock, service-based

As of December 31, 2009, 323 thousand shares of service-based restricted stock were outstanding which vest based on years of service. During the twelve months ended December 31, 2009, we awarded 95 service-based restricted shares to key employees and directors. The fair value of the restricted stock awards was based on the closing market price of common stock on the date of award and is being amortized under the straight-line method over the service period. Share-based compensation expense recognized for 2009 is based on service-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of service-based restricted shares which vested during 2009, 2008 and 2007 was approximately $2.8 million, $2.9 million and $3.1 million, respectively.

As of December 31, 2009, there was $3.5 million of unrecognized share-based compensation related to nonvested service-based restricted stock. That cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.

A summary of our service-based restricted stock activity and related information for 2009 is as follows:

		Weighted
	Service-Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2008	441	$18.09
Granted	95	14.58
Issued	(187)	18.08
Forfeited/canceled	(26)	17.75
Outstanding at December 31, 2009	323	$17.17

Restricted Stock, performance-based

As of December 31, 2009, a total of 252 thousand shares of performance-based restricted shares were outstanding. The restricted stock primarily vests if ResCare meets certain operating targets set by our Board of Directors. The fair value of the restricted stock awards are based on the closing market price of common stock on the date of award and is being amortized over the estimated service period to achieve the operating targets. Share-based compensation expense recognized for 2009 is based on performance-based restricted stock ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. The fair value of performance-based restricted shares which vested during 2009 and 2008 was approximately $0.9 million and $1.5 million, respectively.

As of December 31, 2009, there was $2.0 million of unrecognized share-based compensation related to nonvested performance-based restricted stock. The underlying performance criteria relate to meeting certain annual earnings targets. Based on current projections, meeting all criteria is considered probable.

A summary of performance-based restricted stock activity and related information for 2009 is as follows:

	Performance-	Weighted
	Based	Average
	Restricted	Grant Date
	Stock	Fair Value

Outstanding at December 31, 2008	336	$18.97
Granted	—	—
Issued	(74)	18.18
Forfeited/canceled	(10)	19.30

Outstanding at December 31, 2009	252	$19.19

12.                               Lease Arrangements

We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Total rent expense was approximately $72.8 million, $70.4 million and $65.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions, was approximately $61.9 million, $59.0 million and $53.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2020 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2009, are as follows:

	Capital	Operating
Year Ending December 31	Leases	Leases

2010	$265	$57,681
2011	253	40,495
2012	243	32,291
2013	219	25,686
2014	217	19,666
Thereafter	553	40,370
Total minimum lease payments	1,750	$216,189
Less amounts representing interest	433
Present value of minimum lease payments	1,317
Less current maturities	(164)
Total long-term obligations under capital leases	$1,153

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $1.4 million and $0.7 million of buildings and $4.7 million and $4.6 million of equipment as of December 31, 2009 and 2008, respectively. The accumulated depreciation related to assets under capital leases was $4.4 million and $4.0 million as of December 31, 2009 and 2008, respectively.

During 2007, we sold five properties with an aggregate net book value of $1.8 million. Proceeds from the sale totaled $2.0 million, resulting in a gain on the sale totaling $0.2 million. All five properties are used in our Community Services segment. The properties have been leased back to us under lease agreements with terms of five to twelve years. As a result of the sale-leaseback transactions, the deferred gain is being recognized over the terms of the leases. The minimum lease payments required under these operating leases have been incorporated into the future minimum lease payments above. There were no sale-leaseback transactions in 2009 or 2008.

13.                               Fair Value

The following table presents the fair value for those assets or liabilities measured at fair value on a nonrecurring basis:

		Quoted
		Prices	Other
	Fair Value	in Active	Observable	Unobservable	Total
	At	Markets	Inputs	Inputs	Gains /
	12/31/2009	Level 1 (a)	Level 2 (b)	Level 3 (c)	(Losses)

Long-lived assets	$2,971	$—	$2,971	$—	$(1,000)
Goodwill	30,093	—	—	30,093	(70,071)
Intangible assets	1,590	—	—	1,590	(920)
					$(71,991)

The three levels of hierarchy are:

(a)	Level 1	Quoted prices in active markets for identified assets or liabilities.
(b)	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability.
(c)	Level 3	Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets or liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We utilize the market approach to measure fair value for our long lived assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and therefore is classified as Level 2.  We utilize the income approach to measure fair value for our goodwill and other intangible assets.  The income approach uses valuation techniques to convert future amounts to a single present amount, and therefore is classified as Level 3.

In accordance with the provision of the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC 10, a building with a carrying amount of $4.0 million was written down to its fair value of $3.0 million, resulting in a loss of $1.0 million, which was included in earnings for the period.

In accordance with the provisions of FASB ASC 250, Intangibles-Goodwill and Other, goodwill with a carrying amount of $100.2 million was written down to its implied fair value of $30.1, resulting in an impairment charge of $70.1 million, which was included in earnings for the period.  In addition, other intangible assets with a carrying amount of $2.5 million were written down to their implied fair value of $1.6 million, resulting in an impairment charge of $0.9 million, which was included in earnings for the period.

14.                               Financial Instruments

At December 31, 2009 and 2008, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,480	$148,688	$149,342	$127,050
Senior secured credit facility	44,000	44,000	103,800	103,800
Notes payable and other	4,440	4,380	3,693	3,619

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

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

16.                               Related Party Transactions

We lease certain of our facilities under an operating lease with Ventas, Inc., a publicly traded healthcare real estate investment trust. Ronald Geary, our Chairman of the Board and former President and Chief Executive Officer, is a member of Ventas’ board of directors. The lease commenced in October 1998 and extends through 2010. Lease payments to the trust approximated $1.0 million for year ended December 31, 2009, $1.0 million for 2008 and $0.9 million for 2007. Aggregate future rentals are estimated to be approximately $0.8 million, subject to annual increases based on the consumer price index.

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of our lender group and holds approximately 13% of outstanding indebtedness under our senior secured credit facility, which was amended in January 2010 and will expire on July 28, 2013. Mrs. Olivia Kirtley, a member of our board of directors, is also a member of U.S. Bancorp’s board of directors. The credit facility with our lending group was negotiated on an arms length basis with no involvement from Mrs. Kirtley.

17.                               Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2009 (1)
Revenues	$390,827	$405,263	$395,837	$387,228	$1,579,155
Facility and program contribution	38,898	32,258	37,008	25,091	133,255
Net income (loss):
Net income (loss) — including noncontrolling interests	$12,071	$8,208	$11,496	$(42,067)	$(10,292)
Net loss — noncontrolling interests	(284)	(135)	(159)	(277)	(855)
Net income (loss) — Res-Care, Inc.	$12,355	$8,343	$11,655	$(41,790)	$(9,437)
Net income (loss) attributable to common shareholders	10,338	7,149	9,990	(41,790)	(9,437)
Basic earnings (loss) per common share:
From continuing operations	$0.36	$(0.25)	$0.35	$(1.45)	$(0.33)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Basic earnings (loss) per common share	$0.36	$(0.25)	$0.35	$(1.45)	$(0.33)
Diluted earnings (loss) per common share:
From continuing operations	$0.36	$(0.25)	$0.35	$(1.45)	$(0.33)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Diluted earnings (loss) per common share	$0.36	$(0.25)	$0.35	$(1.45)	$(0.33)

2008 (2)
Revenues	$375,399	$385,378	$387,923	$394,883	$1,543,583
Facility and program contribution	38,224	16,616	37,758	43,469	136,067
Net income:
Income (loss) from continuing operations, net of tax	$12,100	$(1,569)	$11,628	$14,740	$36,899
Loss from discontinued operations, net of tax	(54)	(103)	(122)	(60)	(339)
Net income (loss)	$12,046	$(1,672)	$11,506	$14,680	$36,560
Net income (loss) attributable to common shareholders	10,308	(1,672)	9,856	12,568	31,297
Basic earnings (loss) per common share:
From continuing operations	$0.36	$(0.06)	$0.35	$0.44	$1.11
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.01)
Basic earnings (loss) per common share	$0.36	$(0.06)	$0.35	$0.44	$1.10
Diluted earnings (loss) per common share:
From continuing operations	$0.36	$(0.06)	$0.35	$0.44	$1.10
From discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)	(0.01)
Diluted earnings (loss) per common share	$0.36	$(0.06)	$0.34	$0.44	$1.09

(1)

Fourth quarter of 2009 includes a $5.0 million ($3.1 million, net of tax, or $0.11 per diluted share) charge related to an increase in the Company’s legal reserve, in addition to a $72.0 million ($47.1 million, net of tax, or $1.64 per diluted share) charge for asset impairments.

(2)

Second quarter of 2008 includes a $24.4 million ($14.9 million, net of tax, or $0.45 per diluted share) charge related to the resolution of three separate legal matters and the ongoing proceedings of another case. Fourth quarter of 2008 includes a $4.1 million ($2.5 million, net of tax, or $0.07 per diluted share) reduction of the legal reserves due to final judgment of one case.

18.                               Noncontrolling Interests

In December 2007, the FASB issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810). ASC 810 applies to all companies that prepare consolidated financial statements but only affects companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. As of December 31, 2009, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly, and an 81% interest in ResCare Maatwerk B.V., a private limited liability company under Dutch law providing government funded job reintegration services. ASC 810 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

Noncontrolling interests as of December 31, 2008	$—
Net loss — noncontrolling interests	(855)
Noncontrolling interests as of December 31, 2009	$(855)

19.                               Subsequent Events

All events or transactions that occurred after December 31, 2009 up through the date these financials were issued have been evaluated See Notes 4 and 15. There were no other material recognizable or disclosable subsequent events.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$6,763	$4,655	$9,254	$—	$20,672
Accounts receivable, net	38,042	171,280	2,028	—	211,350
Refundable income taxes	3,963	—	(11)	—	3,952
Deferred income taxes	22,853	—	26	—	22,879
Non-trade receivables	509	3,295	156	—	3,960
Prepaid expenses and other current assets	9,266	8,064	431	—	17,761
Total current assets	81,396	187,294	11,884	—	280,574

Property and equipment, net	34,561	45,994	792	—	81,347
Goodwill	31,619	369,480	21,527	—	422,626
Other intangible assets	7,111	34,811	3,920	—	45,842
Investment in subsidiaries	599,992	41,794	80,255	(722,041)	—
Other assets	9,315	5,034	202	—	14,551
	$763,994	$684,407	$118,580	$(722,041)	$844,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,559	$19,527	$1,416	$—	$44,502
Accrued expenses	53,711	54,669	1,020	—	109,400
Current portion of long-term debt	—	1,688	1,192	—	2,880
Current portion of obligations under capital leases	14	150	—	—	164
Accrued income taxes	—	—	—	—	—
Total current liabilities	77,284	76,034	3,628	—	156,946

Intercompany	5,367	(10,247)	4,880	—	—
Long-term liabilities	32,937	1,949	206	—	35,092
Long-term debt	193,481	1,559	—	—	195,040
Obligations under capital leases	6	1,147	—	—	1,153
Deferred gains	1,377	1,795	—	—	3,172
Deferred income taxes	20,817	—	(5)	—	20,812
Total liabilities	331,269	72,237	8,709	—	412,215

Total shareholders’ equity	432,725	612,170	109,871	(722,041)	432,725
	$763,994	$684,407	$118,580	$(722,041)	$844,940

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$288,830	$1,267,909	$22,416	$—	$1,579,155

Operating expenses	375,087	1,165,402	35,524	—	1,576,013

Operating (loss) income	(86,257)	102,507	(13,108)	—	3,142

Other (income) expenses:
Interest, net	16,368	(53)	140	—	16,455
Equity in earnings of subsidiaries	(53,674)	—	—	53,674	—
Total other (income) expenses	(37,306)	(53)	140	53,674	16,455

(Loss) income from continuing operations before income taxes	(48,951)	102,560	(13,248)	(53,674)	(13,313)
Income tax (benefit) expense	(38,659)	36,225	(587)	—	(3,021)

(Loss) income from continuing operations	(10,292)	66,335	(12,661)	(53,674)	(10,292)

Net (loss) income — including noncontrolling interests	(10,292)	66,335	(12,661)	(53,674)	(10,292)
Net loss — noncontrolling interests	—	(152)	(703)	—	(855)
Net (loss) income — Res-Care, Inc.	$(10,292)	$66,487	$(11,958)	$(53,674)	$(9,437)

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net (loss) income — including noncontrolling interests	$(10,292)	$66,487	$(11,958)	$(54,529)	$(10,292)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	11,537	12,533	2,091	—	26,161
Impairment charge	62,082	1,000	8,909	—	71,991
Amortization of discount and deferred debt issuance costs on notes	1,221	—	—	—	1,221
Share-based compensation	4,259	—	—	—	4,259
Deferred income taxes, net	(9,743)	—	(19)	—	(9,762)
Provision for losses on accounts receivable	—	9,009	—	—	9,009
Excess tax benefit from exercise of stock options	369	—	—	—	369
Gain on purchase of business	—	(1,474)	—	—	(1,474)
Loss on sale of assets	—	269	—	—	269
Equity in earnings of subsidiaries	(54,529)	—	—	54,529	—
Changes in operating assets and liabilities	42,732	(25,562)	(4,284)	—	12,886
Cash provided by (used in) operating activities	47,636	62,262	(5,261)	—	104,637
Investing activities:
Purchases of property and equipment	(6,185)	(9,279)	(464)	—	(15,928)
Acquisitions of businesses, net of cash acquired	—	(20,397)	—	—	(20,397)
Proceeds from sale of assets	—	188	—	—	188
Cash used in investing activities	(6,185)	(29,488)	(464)	—	(36,137)
Financing activities:
Long-term debt repayments	(2,575)	1,764	—	—	(811)
Borrowings of long-term debt	—	—	—	—	—
Short-term borrowings-three months or less, net	(57,831)	(3,161)	1,192	—	(59,800)
Payments on obligations under capital leases	—	(121)	—	—	(121)
Proceeds from sale and leaseback transaction	—	—	—	—	—
Net payments relating to intercompany financing	26,977	(30,947)	3,970	—	—
Proceeds received from exercise of stock options	415	—	—	—	415
Excess tax benefits from share-based compensation	(369)	—	—	—	(369)
Employee withholding payments on share-based compensation	(1,379)	—	—	—	(1,379)
Debt issuance costs	(72)	—	—	—	(72)
Cash (used in) provided by financing activities	(34,834)	(32,465)	5,162	—	(62,137)
Effect of exchange rate on cash and cash equivalents	—	298	417	—	715
Increase in cash and cash equivalents	6,617	607	(146)	—	7,078
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$6,763	$4,655	$9,254	$—	$20,672

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

ResCare, Inc.

Schedule II — Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2009	$20,306	$9,009	$(6,688)	$	$22,627
Year ended December 31, 2008	15,831	7,104	(2,629)	—	20,306
Year ended December 31, 2007	11,327	6,364	(1,860)	—	15,831