Form 10-Q
period 2010-03-31
RES CARE INC /KY/
filed 2010-05-07
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2010 was 29,404,551.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,102	$20,672
Accounts receivable, net of allowance for doubtful accounts of $22,651 in 2010 and $22,627 in 2009	226,860	211,350
Refundable income taxes	149	3,952
Deferred income taxes	23,440	22,879
Non-trade receivables	2,284	3,960
Prepaid expenses and other current assets	15,255	17,761
Total current assets	284,090	280,574
Property and equipment	203,150	201,136
Accumulated depreciation	(124,263)	(119,789)
Property and equipment, net	78,887	81,347
Goodwill	430,198	422,626
Other intangible assets, net	47,947	45,842
Other assets	18,700	14,551
Total assets	$859,822	$844,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$41,263	$44,502
Accrued expenses	117,343	109,400
Current portion of long-term debt	4,154	2,880
Current portion of obligations under capital leases	163	164
Accrued income taxes	245	—
Total current liabilities	163,168	156,946
Long-term liabilities	36,766	35,092
Long-term debt	191,548	195,040
Obligations under capital leases	1,112	1,153
Deferred gains	2,913	3,172
Deferred income taxes	23,037	20,812
Total liabilities	418,544	412,215
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2010 and 2009	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued 29,777,783 in 2010 and 29,823,872 in 2009, outstanding 29,409,695 in 2010 and 29,453,282 in 2009	50,577	50,577
Additional paid-in capital	94,608	94,892
Retained earnings	258,115	248,697
Accumulated other comprehensive loss	(8,439)	(7,195)
Total shareholders’ equity – Res-Care, Inc.	441,470	433,580
Noncontrolling interest(s)	(192)	(855)
Total shareholders’ equity	441,278	432,725
Total liabilities and shareholders’ equity	$859,822	$844,940

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Revenues	$389,861	$390,827
Facility and program expenses	354,953	351,929
Facility and program contribution	34,908	38,898

Corporate general and administrative expenses	15,413	15,535

Operating income	19,495	23,363

Interest expense, net	4,831	4,323
Income before income taxes	14,664	19,040
Income tax expense	5,328	6,969
Net income – including noncontrolling interests	9,336	12,071
Net loss – noncontrolling interests	(82)	(284)
Net income – ResCare, Inc.	9,418	12,355

Net income attributable to preferred shareholders	1,344	1,774
Net income attributable to common shareholders	$8,074	$10,581

Basic earnings per common share	$0.28	$0.37

Diluted earnings per common share	$0.28	$0.37

Weighted average number of common shares:
Basic	28,899	28,693
Diluted	28,899	28,693

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2010	2009

Cash flows from operating activities:
Net income – including noncontrolling interests	$9,336	$12,071
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	6,419	6,836
Amortization of discount and deferred debt issuance costs	408	302
Share-based compensation	845	1,271
Deferred income taxes, net	1,664	1,025
Excess tax expense from share-based compensation	185	—
Provision for losses on accounts receivable	1,714	1,658
Gain on purchase of business	—	(562)
(Gain) loss on sale of assets	(14)	30
Changes in operating assets and liabilities	(2,915)	4,933
Cash provided by operating activities	17,642	27,564

Cash flows from investing activities:
Purchases of property and equipment	(2,277)	(3,213)
Acquisitions of businesses	(11,391)	(1,711)
Proceeds from sale of assets	24	120
Cash used in investing activities	(13,644)	(4,804)

Cash flows from financing activities:
Long-term debt borrowings (repayments)	284	(707)
Short-term repayments – three months or less, net	(4,000)	(20,800)
Payments on obligations under capital lease, net	(41)	(19)
Debt issuance costs	(4,352)	(14)
Excess tax expense from share-based compensation	(185)	—
Proceeds received from exercise of stock options	—	168
Employee withholding payments on share-based compensation	(260)	(506)
Cash used in financing activities	(8,554)	(21,878)

Effect of exchange rate changes on cash and cash equivalents	(14)	(233)

(Decrease) increase in cash and cash equivalents	(4,570)	649

Cash and cash equivalents at beginning of period	20,672	13,594

Cash and cash equivalents at end of period	$16,102	$14,243

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1.                   Basis of Presentation

Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, youth with special needs, adults who are experiencing barriers to employment, and older people who need home care assistance. All references in this Quarterly Report on Form 10-Q to “ResCare”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

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

For further information refer to the consolidated financial statements and footnotes thereto in our 2009 Annual Report on Form 10-K.

Note 2.                   Acquisitions

We completed six acquisitions during the first quarter of 2010 within our Community Services segment. Aggregate consideration for these acquisitions was approximately $12.9 million, including $1.5 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $29.4 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$127
Other intangible assets	3,896
Goodwill	8,815
Other assets	50
Aggregate purchase price	$12,888

The other intangible assets consist primarily of customer relationships, licenses and covenants not to compete. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life. We expect all of the $8.8 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

A summary of changes to goodwill during the three months ended March 31, 2010 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at December 31, 2009
Goodwill, gross	$384,944	$7,589	$62,058	$38,437	$493,028
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	384,944	7,589	8,976	21,117	422,626
Goodwill added through acquisitions	8,815	—	—	—	8,815
Adjustments to previously recorded goodwill (1)	189	—	—	(1,432)	(1,243)
Balance at March 31, 2010
Goodwill, gross	393,948	7,589	62,058	37,005	500,600
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	$393,948	$7,589	$8,976	$19,685	$430,198

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)          Other is comprised of international and school operations.

Note 4.                   Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31
	2010	2009

Net income – Res-Care, Inc.	$9,418	$12,355
Foreign currency translation adjustments arising during the period	(1,244)	(2,422)
Comprehensive income	$8,174	$9,933

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	Dec. 31
	2010	2009
7.75% senior notes due 2013, net of discount of approximately $0.5 million in 2010 and 2009	$149,515	$149,480
Senior secured credit facility	40,000	44,000
Obligations under capital leases	1,275	1,317
Notes payable and other	6,187	4,440
	196,977	199,237
Less current portion	4,317	3,044
	$192,660	$196,193

On January 28, 2010, we amended our existing senior secured credit facility, which originally had been scheduled to expire on October 3, 2010. The amendment increased the revolving credit facility by $25 million to a total of $275 million. Additional capacity of $50 million remains in place, subject to certain limitations in our $150 million 7.75% Senior Notes due 2013, which allows us to expand our total borrowing capacity to $325 million. The credit facility expires on July 28, 2013, and will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provides for the exclusion of charges incurred in connection with certain legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants. In addition, the amendment excludes transactions with our preferred stockholders from certain events that would constitute a default. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

Note 6.                   Financial Instruments

At March 31, 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,515	$150,750	$149,480	$148,688
Senior secured credit facility	40,000	40,000	44,000	44,000
Notes payable and other	6,187	6,146	4,440	4,380

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 7.                   Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended
	March 31
	2010	2009

Net income	$9,418	$12,355
Attributable to preferred shareholders	1,344	1,774
Attributable to common shareholders	$8,074	$10,581

Weighted average number of common shares used in basic earnings per common share	28,899	28,693
Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted earnings per common share	28,899	28,693

Basic earnings per common share	$0.28	$0.37

Diluted earnings per common share	$0.28	$0.37

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended
	March 31
	2010	2009
Stock options	235	233
Restricted shares	311	419

Note 8.                   Segment Information

The following table sets forth information about our reportable segments:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended March 31:	Services	Services	Services	Other (1)	Totals
2010
Revenues	$287,528	$31,286	$60,791	$10,256	$389,861
Operating income	27,289	2,269	5,623	(15,686)	19,495
Total assets	638,236	36,528	85,966	99,092	859,822
Capital expenditures	1,195	—	304	778	2,277
Depreciation and amortization	3,013	—	666	2,740	6,419
2009
Revenues	$281,423	$40,587	$55,066	$13,751	$390,827
Operating income	32,107	3,176	4,603	(16,523)	23,363
Total assets	610,849	34,751	136,044	124,589	906,233
Capital expenditures	1,836	—	581	796	3,213
Depreciation and amortization	2,691	—	609	3,536	6,836

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

In April 2010, Res-Care, Inc. and its wholly owned subsidiary, Res-Care New Mexico, Inc. posted a $20.2 million appeal bond in Bernalillo County, New Mexico for the previously disclosed New Mexico State Court case styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The appeal bond is unsecured, with the exception of a letter of credit of $0.2 million.

There have been no other material developments in the case since we filed our Annual Report on Form 10-K for the year ended December 31, 2009. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have reserved for this self-insured matter, the amount of the reserve and related interest is less than the $15.5 million damages awarded plus any applicable post-judgment interest. In the event a new trial is not granted or the case is not settled, interest on any final judgment will be assessed at 15% per annum. We are accruing interest on the provision we have made in our financial statements and are expensing costs associated with the bond as incurred. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our results of operations and cash flows.

Note 10.                 Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810). ASC 810 applies to all companies that prepare consolidated financial statements but only affects companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. As of March 31, 2010, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. In February 2010, we acquired the remaining 19% interest in ResCare Maatwerk B.V., which had previously been included in noncontrolling interests. ASC 810 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

Noncontrolling interests as of December 31, 2009	$(855)
Consolidation of noncontrolling interest acquired	745
Net loss – noncontrolling interests	(82)
Noncontrolling interest as of March 31, 2010	$(192)

Note 11.                 Subsequent Events

There were no material recognizable or disclosable subsequent events.

Note 12.                 Impact of Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends the Accounting Standards Codification to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (VSOE) or third-party evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when VSOE or TPE is unavailable. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted as of the beginning of a fiscal year. We are currently evaluating the impact of ASU 2009-13.

Note 13.                 Subsidiary Guarantors

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$(758)	$8,012	$8,848	$—	$16,102
Accounts receivable, net	48,724	175,319	2,817	—	226,860
Refundable income taxes	144	—	5	—	149
Deferred income taxes	23,416	—	24	—	23,440
Non-trade receivables	487	1,511	286	—	2,284
Prepaid expenses and other current assets	6,698	8,147	410	—	15,255
Total current assets	78,711	192,989	12,390	—	284,090

Property and equipment, net	33,177	45,020	690	—	78,887
Goodwill	31,619	378,191	20,388	—	430,198
Other intangible assets, net	6,883	37,564	3,500	—	47,947
Investment in subsidiaries	705,312	41,794	80,255	(827,361)	—
Other assets	13,580	4,932	188	—	18,700
	$869,282	$700,490	$117,411	$(827,361)	$859,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,323	$16,479	$1,461	$—	$41,263
Accrued expenses	54,165	62,108	1,070	—	117,343
Current portion of long-term debt	—	2,153	2,001	—	4,154
Current portion of obligations under capital leases	12	151	—	—	163
Accrued income taxes	123	—	122	—	245
Total current liabilities	77,623	80,891	4,654	—	163,168

Intercompany	102,048	(104,662)	2,614	—	—
Long-term liabilities	34,517	2,054	195	—	36,766
Long-term debt	189,515	2,033	—	—	191,548
Obligations under capital leases	3	1,109	—	—	1,112
Deferred gains	1,256	1,657	—	—	2,913
Deferred income taxes	23,042	—	(5)	—	23,037
Total liabilities	428,004	(16,918)	7,458	—	418,544

Total shareholders’ equity	441,278	717,408	109,953	(827,361)	441,278
	$869,282	$700,490	$117,411	$(827,361)	$859,822

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$66,191	$317,625	$6,045	$—	$389,861

Operating expenses	70,155	294,233	5,978	—	370,366
Operating (loss) income	(3,964)	23,392	67	—	19,495

Other (income) expenses:
Interest, net	4,808	(22)	45	—	4,831
Equity in earnings of subsidiaries	(14,922)	—	—	14,922	—
Total other (income) expenses	(10,114)	(22)	45	14,922	4,831

Income before income taxes	6,150	23,414	22	(14,922)	14,664
Income tax (benefit) expense	(3,186)	8,506	8	—	5,328
Net income – including noncontrolling interests	9,336	14,908	14	(14,922)	9,336
Net loss – noncontrolling interests	—	(40)	(42)	—	(82)
Net income – Res-Care, Inc.	$9,336	$14,948	$56	$(14,922)	$9,418

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$76,843	$309,095	$4,889	$—	$390,827

Operating expenses	76,077	284,869	6,518	—	367,464
Operating income (loss)	766	24,226	(1,629)	—	23,363

Other (income) expenses:
Interest, net	4,354	(18)	(13)	—	4,323
Equity in earnings of subsidiaries	(14,346)	—	—	14,346	—
Total other (income) expenses	(9,992)	(18)	(13)	14,346	4,323

Income (loss) before income taxes	10,758	24,244	(1,616)	(14,346)	19,040
Income tax (benefit) expense	(1,313)	8,873	(591)	—	6,969
Net income (loss) – including noncontrolling interests	12,071	15,371	(1,025)	(14,346)	12,071
Net loss – noncontrolling interests	—	(38)	(246)	—	(284)
Net income (loss) – Res-Care, Inc.	$12,071	$15,409	$(779)	$(14,346)	$12,355

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income – including noncontrolling interests	$9,336	$14,908	$14	$(14,922)	$9,336
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	2,796	3,370	253	—	6,419
Amortization of discount and deferred debt issuance costs on notes	408	—	—	—	408
Share-based compensation	845	—	—	—	845
Deferred income taxes, net	1,662	—	2	—	1,664
Excess tax expense from exercise of stock options	185	—	—	—	185
Provision for losses on accounts receivable	—	1,714	—	—	1,714
Gain on sale of assets	—	(14)	—	—	(14)
Equity in earnings of subsidiaries	(14,922)	—	—	14,922	—
Changes in operating assets and liabilities	92,519	(93,927)	(1,507)	—	(2,915)
Cash provided by (used in) operating activities	92,829	(73,949)	(1,238)	—	17,642
Investing activities:
Purchases of property and equipment	(1,184)	(1,127)	34	—	(2,277)
Acquisitions of businesses, net of cash acquired	—	(11,391)	—	—	(11,391)
Proceeds from sale of assets	—	24	—	—	24
Cash (used in) provided by investing activities	(1,184)	(12,494)	34	—	(13,644)
Financing activities:
Long-term debt (repayments) borrowings	(1,213)	1,497	—	—	284
Short-term repayments–three months or less, net	(2,758)	(2,051)	809	—	(4,000)
Payments on obligations under capital leases	—	(41)	—	—	(41)
Debt issuance costs	(4,352)	—	—	—	(4,352)
Net payments relating to intercompany financing	(90,398)	90,330	68	—	—
Excess tax expense from share-based compensation	(185)	—	—	—	(185)
Employee withholding payments on share-based compensation	(260)	—	—	—	(260)
Cash (used in) provided by financing activities	(99,166)	89,735	877	—	(8,554)
Effect of exchange rate changes on cash and cash equivalents	—	65	(79)	—	(14)
(Decrease) increase in cash and cash equivalents	(7,521)	3,357	(406)	—	(4,570)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$(758)	$8,012	$8,848	$—	$16,102

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income – including noncontrolling interests	$12,071	$15,371	$(1,025)	$(14,346)	$12,071
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by (used in) operating activities:
Depreciation and amortization	2,917	2,994	925	—	6,836
Amortization of discount and deferred debt issuance costs on notes	302	—	—	—	302
Share-based compensation	1,271	—	—	—	1,271
Deferred income taxes, net	1,024	—	1	—	1,025
Provision for losses on accounts receivable	—	1,658	—	—	1,658
Gain on purchase of business	—	(562)	—	—	(562)
Loss on sale of assets	—	30	—	—	30
Equity in earnings of subsidiaries	(14,346)	—	—	14,346	—
Changes in operating assets and liabilities	111,004	(104,988)	(1,083)	—	4,933
Cash provided by (used in) operating activities	114,243	(85,497)	(1,182)	—	27,564
Investing activities:
Purchases of property and equipment	(1,269)	(1,923)	(21)	—	(3,213)
Acquisitions of businesses	—	(1,711)	—	—	(1,711)
Proceeds from sale of assets	—	120	—	—	120
Cash used in investing activities	(1,269)	(3,514)	(21)	—	(4,804)
Financing activities:
Long-term debt (repayments) borrowings	(938)	231	—	—	(707)
Short-term repayments – three months or less, net	(19,828)	(972)	—	—	(20,800)
Payments on obligations under capital leases, net	—	(19)	—	—	(19)
Debt issuance costs	(14)	—	—	—	(14)
Net payments relating to intercompany financing	(90,764)	90,366	398	—	—
Proceeds received from exercise of stock options	168	—	—	—	168
Employee withholding payments on share-based compensation	(506)	—	—	—	(506)
Cash (used in) provided by financing activities	(111,882)	89,606	398	—	(21,878)
Effect of exchange rate changes on cash and cash equivalents	—	—	(233)	—	(233)
Increase (decrease) in cash and cash equivalents	1,092	595	(1,038)		649
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$1,238	$4,643	$8,362	$—	$14,243

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report and in our 2009 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2009 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2010, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended March 31

	2010	2009
	(Dollars in thousands)
Revenues:
Community Services	$287,528	$281,423
Job Corps Training Services	31,286	40,587
Employment Training Services	60,791	55,066
Other (1)	10,256	13,751
Consolidated	$389,861	$390,827

Operating income (loss):
Community Services	$27,289	$32,107
Job Corps Training Services	2,269	3,176
Employment Training Services	5,623	4,603
Other (1)	(186)	(881)
Total Operating Expenses (2)	(15,500)	(15,642)
Consolidated	$19,495	$23,363

Operating margin:
Community Services	9.5%	11.4%
Job Corps Training Services	7.3%	7.8%
Employment Training Services	9.2%	8.4%
Other (1)	(1.8)%	(6.4)%
Total Operating Expenses (2)	(4.0)%	(4.0)%
Consolidated	5.0%	6.0%

(1)   Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(2)   Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2010 remained consistent over the same period in 2009. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2010, was $19.5 million compared to $23.4 million over the same period in 2009. Consolidated operating margins were 5.0% and 6.0% for the quarterly periods in 2010 and 2009, respectively, due primarily to lower margins in the Community Services and Job Corps Training Services segments, which were partially offset by higher margins in the Employment Training Services segment.

Net interest expense increased $0.5 million for the first quarter of 2010 over the same period in 2009. The increases were primarily attributable to higher rates. Our effective income tax rate for the three months ended March 31, 2010 was 36.3% as compared to 36.6% over the same period in 2009.

Community Services

Community Services revenues for the quarter ended March 31, 2010 increased by $6.1 million, or 2.2%, over the same period in 2009. This increase was due primarily to acquisition growth, which was partially offset by rate and service cuts in certain states. Operating margin decreased from 11.4% in the first quarter of 2009 to 9.5% in the same period in 2010 due primarily to rate and service cuts in certain states, higher insurance related costs and increased costs due to poor weather conditions.

Job Corps Training Services

Job Corps Training Services revenues for the quarter ended March 31, 2010 decreased $9.3 million, or 22.9%, from the same period in 2009 primarily due to the loss of the Pittsburgh and Treasure Island Job Corps contracts. Operating margin decreased from 7.8% in the first quarter of 2009 to 7.3% in the same period in 2010 primarily due to higher general and administrative expenses. In December 2009, we were informed that the contract to operate the Phoenix Job Corps center had been awarded to another operator through the re-bidding process. The contract ended January 31, 2010, and had annual revenues of approximately $10.0 million. ResCare filed a formal protest with the DOL regarding the Phoenix Job Corps center procurement and the DOL found that such protest had merit. It is uncertain as to when the DOL will make its final decision.

Employment Training Services

Employment Training Services revenues increased $5.7 million, or 10.4%, in the quarter ended March 31, 2010 over the same period in 2009. Operating margin increased from 8.4% in the first quarter of 2009 to 9.2% in the same period in 2010. The increases in revenues and overall margin were primarily attributable to the close-out of the previous Indiana workforce services sub-contract.

Other

A portion of our business is dedicated to alternative education and international job training and placement agencies. Revenues decreased from $13.8 million in the 2009 first quarter to $10.3 million in the same period in 2010 primarily due to a reduction in our Schools reporting unit revenues in Florida due to lost contracts. Operating income increased from an operating loss of $0.9 million in the first quarter of 2009 to an operating loss of $0.2 million for the same period in 2010 due primarily to higher foreign exchange losses and amortization on intangible assets recorded in the 2009 period for our international business.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses for the quarter ended March 31, 2010 remained consistent over the same period in 2009.

Financial Condition, Liquidity and Capital Resources

Total assets increased $14.9 million, or 1.8%, in 2010 over balances at December 31, 2009. This was primarily due to an increase in accounts receivable.

Cash and cash equivalents were $16.1 million at March 31, 2010, as compared to $20.7 million at December 31, 2009. Cash provided from operations for the three months ended March 31, 2010 was $17.6 million compared to $27.6 million for the three months ended March 31, 2009. The decrease is primarily due to an increase in accounts receivable of $17.2 million, offset by an increase in accrued expenses of $7.2 million.

Net accounts receivable at March 31, 2010 increased to $226.9 million, compared to $211.4 million at December 31, 2009. Days of revenue in net accounts receivable were 48 days at March 31, 2010, compared with 51 days at December 31, 2009. The improvement in days of revenue, while the accounts receivable balance increased, is due to a decrease in the average receivable balance used in the calculation, which had a large beginning balance in the December 31, 2009 calculation.

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

Our investing activities at March 31, 2010 increased $8.8 million over the same period in 2009. We invested $2.3 million during the first three months of 2010 on purchases of property and equipment as compared to $3.2 million during the same period in 2009. We also used $11.4 million on business acquisitions during the first three months of 2010 compared to $1.7 million during the same period of 2009.

Our financing activities included a net payment of debt and capital lease obligations of $3.8 million for the first three months of 2010. This compares to a net payment of debt and capital lease obligations of $21.5 million for the same period in 2009. There were no proceeds from stock option activity for the 2010 period versus $0.2 million in 2009. We also paid $4.4 million in debt issuance costs due to the amendment of our credit facility in 2010, which will be amortized on a straight-line basis over the life of the facility.

On January 28, 2010, we amended our senior secured credit facility, which originally had been scheduled to expire on October 3, 2010. The amendment increased the credit facility by $25 million to a total of $275 million. Additional capacity of $50 million remains in place, subject to certain limitations in our $150 million 7.75% Senior Notes due 2013, which allows us to expand our total borrowing capacity to $325 million. The credit facility expires on July 28, 2013, and will be used primarily for working capital purposes, letters of credit required under our insurance programs, and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to net worth, capital expenditures, and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provides for the exclusion of charges incurred in connection with certain legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants. In addition, the amendment excludes transactions with our preferred shareholders from the events that would constitute a default. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

In addition, the amended and restated senior credit facility, among other things, (i) increases the spread on London Interbank Offered Rate (LIBOR) and base rate loans to 375 basis points and 275 basis points, respectively, as of January 28, 2010, through September 30, 2010; subsequent to September 30, 2010, our calculated leverage ratio will determine loan pricing as established in the amended and restated senior credit facility and (ii) changes the required leverage ratio to 3.50 times until September 30, 2010, after which it becomes 3.25 times.

As of March 31, 2010, we had $172.8 million available under the amended and restated senior credit facility with an outstanding balance of $40.0 million. Outstanding balances bear interest at 3.75% over the LIBOR or other bank developed rates at our option. As of March 31, 2010, the weighted average interest rate was 3.98%. As of March 31, 2010, we had irrevocable standby letters of credit in the principal amount of $62.2 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 3.875% as of March 31, 2010. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants as of March 31, 2010 and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 63% through Medicaid reimbursement, 8% from the DOL and 29% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2010 or 2009.

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate or foreign currency exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $40.0 million as of March 31, 2010 and $44.0 million as of December 31, 2009. A 100 basis point movement in the interest rate would result in an approximate $0.4 million annualized effect on interest expense and cash flows.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                 Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

The federal health care reform legislation could adversely affect our financial condition or results of operations.

In March 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation contains a large number of health-related provisions to take effect over several years, including imposing new requirements on employer-sponsored health plans which may increase the cost of providing such benefits, modifying certain payment systems, reducing Medicare reimbursement rates for home health care services we provide to our clients and a number of other provisions that could reasonably be expected to impact our business.

Many of the provisions of the legislation do not take effect for an extended period of time. Further revisions to this legislation could result from its implementation. We are unable to predict at this time all of the ramifications the enacted laws, or subsequent changes, may have on our business. This legislation could have a material adverse effect on our financial condition or results of operations.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities     None

Issuer Repurchases of Securities:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)	Average Price	Purchased as Part of	That May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
January 1-31, 2010	23,199	$11.17	N/A	N/A
February 1-28, 2010	205	8.96	N/A	N/A
March 1-31, 2010	—	—	N/A	N/A
	23,404	$11.15	N/A	N/A

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

RES-CARE, INC.
Registrant

Date:	May 7, 2010	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 7, 2010	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer