Form 10-Q
period 2010-06-30
RES CARE INC /KY/
filed 2010-08-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2010 was 29,418,210.

This page intentionally left blank.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION

Item 1.  Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$15,375	$20,672
Accounts receivable, net of allowance for doubtful accounts of $24,258 in 2010 and $22,627 in 2009	228,940	211,350
Refundable income taxes	4,996	3,952
Deferred income taxes	15,837	22,879
Non-trade receivables	2,677	3,960
Prepaid expenses and other current assets	16,215	17,761
Total current assets	284,040	280,574
Property and equipment	204,034	201,136
Accumulated depreciation	(128,359)	(119,789)
Property and equipment, net	75,675	81,347
Goodwill	432,140	422,626
Other intangible assets, net	47,708	45,842
Other assets	18,327	14,551
Total assets	$857,890	$844,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,324	$44,502
Accrued expenses	116,337	109,400
Current portion of long-term debt	5,072	2,880
Current portion of obligations under capital leases	93	164
Total current liabilities	167,826	156,946
Long-term liabilities	40,465	35,092
Long-term debt	171,320	195,040
Obligations under capital leases	477	1,153
Deferred gains	2,639	3,172
Deferred income taxes	24,442	20,812
Total liabilities	407,169	412,215
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2010 and 2009	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 29,391,622 in 2010 and 29,453,282 in 2009	50,577	50,577
Additional paid-in capital	94,925	94,892
Retained earnings	267,590	248,697
Accumulated other comprehensive loss	(8,747)	(7,195)
Total shareholders’ equity — Res-Care, Inc.	450,954	433,580
Noncontrolling interest(s)	(233)	(855)
Total shareholders’ equity	450,721	432,725
Total liabilities and shareholders’ equity	$857,890	$844,940

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Revenues	$396,142	$405,263	$786,003	$796,090
Facility and program expenses	361,415	373,005	716,368	724,934
Facility and program contribution	34,727	32,258	69,635	71,156

Corporate general and administrative expenses	14,703	14,893	30,116	30,428

Operating income	20,024	17,365	39,519	40,728

Interest expense, net	4,936	4,180	9,767	8,503
Income before income taxes	15,088	13,185	29,752	32,225
Income tax expense	5,654	4,977	10,982	11,946
Net income — including noncontrolling interests	9,434	8,208	18,770	20,279
Net loss — noncontrolling interests	(41)	(135)	(123)	(419)
Net income — ResCare, Inc.	9,475	8,343	18,893	20,698

Net income attributable to preferred shareholders	1,349	1,194	2,692	2,966
Net income attributable to common shareholders	$8,126	$7,149	$16,201	$17,732

Basic earnings per common share	$0.28	$0.25	$0.56	$0.62

Diluted earnings per common share	$0.28	$0.25	$0.56	$0.62

Weighted average number of common shares:
Basic	28,964	28,795	28,944	28,751
Diluted	28,964	28,795	28,944	28,751

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2010	2009

Cash flows from operating activities:
Net income — including noncontrolling interests	$18,770	$20,279
Adjustments to reconcile net income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	12,765	13,154
Amortization of discount and deferred debt issuance costs	868	606
Share-based compensation	1,690	2,488
Deferred income taxes, net	10,672	4,932
Excess tax expense from share-based compensation	185	—
Provision for losses on accounts receivable	3,634	3,927
Gain on purchase of business	—	(559)
(Gain) loss on sale of assets	(2)	53
Changes in operating assets and liabilities	(5,733)	1,939
Cash provided by operating activities	42,849	46,819

Cash flows from investing activities:
Purchases of property and equipment	(4,719)	(7,251)
Acquisitions of businesses	(14,422)	(12,723)
Proceeds from sale of assets	210	146
Cash used in investing activities	(18,931)	(19,828)

Cash flows from financing activities:
Long-term debt borrowings (repayments)	536	(1,431)
Short-term repayments — three months or less, net	(24,000)	(23,200)
Payments on obligations under capital lease, net	(48)	(46)
Debt issuance costs	(4,469)	(36)
Excess tax expense from share-based compensation	(185)	—
Proceeds received from exercise of stock options	—	360
Employee withholding payments on share-based compensation	(879)	(1,282)
Cash used in financing activities	(29,045)	(25,635)

Effect of exchange rate changes on cash and cash equivalents	(170)	663

(Decrease) increase in cash and cash equivalents	(5,297)	2,019

Cash and cash equivalents at beginning of period	20,672	13,594

Cash and cash equivalents at end of period	$15,375	$15,613

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$1,962	$777

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

Note 2.                   Acquisitions

We completed eight acquisitions during the first half of 2010 within our Community Services segment. Aggregate consideration for these acquisitions was approximately $16.4 million, including $2.0 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $33.6 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$122
Other intangible assets	5,331
Goodwill	11,126
Other assets	51
Liabilities assumed	(246)
Aggregate purchase price	$16,384

The other intangible assets consist primarily of customer relationships, licenses and covenants not to compete. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life. We expect all of the $11.1 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

A summary of changes to goodwill during the six months ended June 30, 2010 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total

Balance at December 31, 2009
Goodwill, gross	$384,944	$7,589	$62,058	$38,437	$493,028
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	384,944	7,589	8,976	21,117	422,626
Goodwill added through acquisitions	11,126	—	—	—	11,126
Adjustments to previously recorded goodwill (1)	(62)	—	—	(1,550)	(1,612)
Balance at June 30, 2010
Goodwill, gross	396,008	7,589	62,058	36,887	502,542
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	$396,008	$7,589	$8,976	$19,567	$432,140

(1)          Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)          Other is comprised of international and school operations.

Note 4.                   Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net income — Res-Care, Inc.	$9,475	$8,343	$18,893	$20,698
Foreign currency translation adjustments arising during the period	(308)	4,540	(1,552)	2,118
Comprehensive income	$9,167	$12,883	$17,341	$22,816

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	Dec. 31
	2010	2009
7.75% senior notes due 2013, net of discount of approximately $0.5 million in 2010 and 2009	$149,550	$149,480
Senior secured credit facility	20,000	44,000
Obligations under capital leases	570	1,317
Notes payable and other	6,842	4,440
	176,962	199,237
Less current portion	5,165	3,044
	$171,797	$196,193

Note 6.                   Financial Instruments

At June 30, 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,550	$148,500	$149,480	$148,688
Senior secured credit facility	20,000	20,000	44,000	44,000
Notes payable and other	6,842	6,787	4,440	4,380

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 7.                   Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net income	$9,475	$8,343	$18,893	$20,698
Attributable to preferred shareholders	1,349	1,194	2,692	2,966
Attributable to common shareholders	$8,126	$7,149	$16,201	$17,732

Weighted average number of common shares	28,964	28,795	28,944	28,751
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average number of common shares and dilutive potential common shares	28,964	28,795	28,944	28,751

Basic earnings per common share	$0.28	$0.25	$0.56	$0.62

Diluted earnings per common share	$0.28	$0.25	$0.56	$0.62

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Stock options	225	243	225	243
Restricted shares	202	343	202	343

Note 8.                   Segment Information

The following table sets forth information about our reportable segments:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
	Services	Services	Services	Other (1)	Totals
Three months ended June 30:
2010
Revenues	$293,714	$29,832	$62,234	$10,362	$396,142
Operating income	28,696	1,945	3,737	(14,354)	20,024
Total assets	643,199	34,497	91,410	88,784	857,890
Capital expenditures	1,540	—	244	658	2,442
Depreciation and amortization	3,085	—	632	2,629	6,346
2009
Revenues	$290,627	$40,825	$59,224	$14,587	$405,263
Operating income	24,750	2,930	2,999	(13,314)	17,365
Total assets	623,639	32,760	142,830	124,908	924,137
Capital expenditures	2,638	—	79	1,321	4,038
Depreciation and amortization	2,792	—	613	2,913	6,318

Six months ended June 30:
2010
Revenues	$581,242	$61,118	$123,025	$20,618	$786,003
Operating income	55,985	4,214	9,360	(30,040)	39,519
Capital expenditures	2,736	—	547	1,436	4,719
Depreciation and amortization	6,098	—	1,298	5,369	12,765
2009
Revenues	$572,050	$81,412	$114,290	$28,338	$796,090
Operating income	56,857	6,106	7,602	(29,837)	40,728
Capital expenditures	4,474	—	660	2,117	7,251
Depreciation and amortization	5,483	—	1,222	6,449	13,154

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

In April 2010, Res-Care, Inc. and its wholly owned subsidiary, Res-Care New Mexico, Inc. posted a $20.2 million appeal bond in Bernalillo County, New Mexico for the previously disclosed New Mexico State Court case styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. In July 2010, upon motion by plaintiffs’ counsel, the trial judge required the bond to be increased by an additional $7.0 million to reflect five (5) years of possible interest instead of two (2) years on the previously reduced judgment, for a total appeal bond of $27.2 million. Res-Care, Inc. and Res-Care New Mexico, Inc. posted the additional appeal bond. The appeal bond is secured by a $7.2 million letter of credit and $20.0 million is unsecured.

There have been no other material developments in this case since we filed our Annual Report on Form 10-K for the year ended December 31, 2009. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Although we have reserved for this self-insured matter, the amount of the reserve and related interest is less than the $15.5 million damages awarded plus any applicable post-judgment interest. In the event a new trial is not granted or the case is not settled, interest on any final judgment will be assessed at 15% per annum. We are accruing interest on the provision we have made in our condensed consolidated financial statements and are expensing costs associated with the bond as incurred. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our results of operations and cash flows.

Note 10.                 Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810). ASC 810 applies to all companies that prepare consolidated financial statements but only affects companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. As of June 30, 2010, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. In February 2010, we acquired the remaining 19% interest in ResCare Maatwerk B.V., which had previously been included in noncontrolling interests. ASC 810 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

Noncontrolling interests as of December 31, 2009	$(855)
Consolidation of noncontrolling interest acquired	745
Net loss — noncontrolling interests	(123)
Noncontrolling interest as of June 30, 2010	$(233)

Note 11.                 Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$4,993	$6,237	$4,145	$—	$15,375
Accounts receivable, net	43,679	182,934	2,327	—	228,940
Refundable income taxes	5,114	—	(118)	—	4,996
Deferred income taxes	15,813	—	24	—	15,837
Non-trade receivables	541	1,674	462	—	2,677
Prepaid expenses and other current assets	7,515	8,185	515	—	16,215
Total current assets	77,655	199,030	7,355	—	284,040

Property and equipment, net	31,730	43,337	608	—	75,675
Goodwill	31,619	380,608	19,913	—	432,140
Other intangible assets, net	6,655	37,784	3,269	—	47,708
Investment in subsidiaries	718,563	41,794	80,267	(840,624)	—
Other assets	12,961	5,189	177	—	18,327
	$879,183	$707,742	$111,589	$(840,624)	$857,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,044	$23,013	$1,267	$—	$46,324
Accrued expenses	54,669	61,153	515	—	116,337
Current portion of long-term debt	—	2,215	2,857	—	5,072
Current portion of obligations under capital leases	10	83	—	—	93
Total current liabilities	76,723	86,464	4,639	—	167,826

Intercompany	118,495	(116,299)	(2,196)	—	—
Long-term liabilities	38,126	2,147	192	—	40,465
Long-term debt	169,550	1,770	—	—	171,320
Obligations under capital leases	2	475	—	—	477
Deferred gains	1,119	1,520	—	—	2,639
Deferred income taxes	24,447	—	(5)	—	24,442
Total liabilities	428,462	(23,923)	2,630	—	407,169

Total shareholders’ equity	450,721	731,665	108,959	(840,624)	450,721
	$879,183	$707,742	$111,589	$(840,624)	$857,890

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,376	$326,323	$5,443	$—	$396,142

Operating expenses	71,373	298,882	5,863	—	376,118
Operating (loss) income	(6,997)	27,441	(420)	—	20,024

Other (income) expenses:
Interest, net	4,874	(9)	71	—	4,936
Equity in earnings of subsidiaries	(16,872)	—	—	16,872	—
Total other (income) expenses	(11,998)	(9)	71	16,872	4,936

Income before income taxes	5,001	27,450	(491)	(16,872)	15,088
Income tax (benefit) expense	(4,433)	10,268	(181)	—	5,654
Net income (loss) — including noncontrolling interests	9,434	17,182	(310)	(16,872)	9,434
Net loss — noncontrolling interests	—	(41)	—	—	(41)
Net income (loss) — Res-Care, Inc.	$9,434	$17,223	$(310)	$(16,872)	$9,475

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$130,567	$643,948	$11,488	$—	$786,003

Operating expenses	141,528	593,115	11,841	—	746,484
Operating (loss) income	(10,961)	50,833	(353)	—	39,519

Other (income) expenses:
Interest, net	9,682	(31)	116	—	9,767
Equity in earnings of subsidiaries	(31,794)	—	—	31,794	—
Total other (income) expenses	(22,112)	(31)	116	31,794	9,767

Income before income taxes	11,151	50,864	(469)	(31,794)	29,752
Income tax (benefit) expense	(7,619)	18,774	(173)	—	10,982
Net income (loss) — including noncontrolling interests	18,770	32,090	(296)	(31,794)	18,770
Net loss — noncontrolling interests	—	(81)	(42)	—	(123)
Net income (loss) — Res-Care, Inc.	$18,770	$32,171	$(254)	$(31,794)	$18,893

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$77,739	$321,665	$5,859	$—	$405,263

Operating expenses	88,570	293,958	5,370	—	387,898
Operating (loss) income	(10,831)	27,707	489	—	17,365

Other (income) expenses:
Interest, net	4,159	(15)	36	—	4,180
Equity in earnings of subsidiaries	(17,624)	—	—	17,624	—
Total other (income) expenses	(13,465)	(15)	36	17,624	4,180

Income (loss) before income taxes	2,634	27,722	453	(17,624)	13,185
Income tax (benefit) expense	(5,574)	10,391	160	—	4,977
Net income (loss) — including noncontrolling interests	8,208	17,331	293	(17,624)	8,208
Net loss — noncontrolling interests	—	(35)	(100)	—	(135)
Net income (loss) — Res-Care, Inc.	$8,208	$17,366	$393	$(17,624)	$8,343

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$154,582	$630,760	$10,748	$—	$796,090

Operating expenses	164,647	578,827	11,888	—	755,362
Operating (loss) income	(10,065)	51,933	(1,140)	—	40,728

Other (income) expenses:
Interest, net	8,513	(33)	23	—	8,503
Equity in earnings of subsidiaries	(31,970)	—	—	31,970	—
Total other (income) expenses	(23,457)	(33)	23	31,970	8,503

Income (loss) before income taxes	13,392	51,966	(1,163)	(31,970)	32,225
Income tax (benefit) expense	(6,887)	19,264	(431)	—	11,946
Net income (loss) — including noncontrolling interests	20,279	32,702	(732)	(31,970)	20,279
Net loss — noncontrolling interests	—	(73)	(346)	—	(419)
Net income (loss) — Res-Care, Inc.	$20,279	$32,775	$(386)	$(31,970)	$20,698

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss) — including noncontrolling interests	$18,770	$32,090	$(296)	$(31,794)	$18,770
Adjustments to reconcile net income (loss), including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	5,496	6,776	493	—	12,765
Amortization of discount and deferred debt issuance costs on notes	868	—	—	—	868
Share-based compensation	1,690	—	—	—	1,690
Deferred income taxes, net	10,670	—	2	—	10,672
Excess tax expense from exercise of stock options	185	—	—	—	185
Provision for losses on accounts receivable	—	3,634	—	—	3,634
Gain on sale of assets	—	(2)	—	—	(2)
Equity in earnings of subsidiaries	(31,794)	—	—	31,794	—
Changes in operating assets and liabilities	110,804	(110,318)	(6,219)	—	(5,733)
Cash provided by (used in) operating activities	116,689	(67,820)	(6,020)	—	42,849
Investing activities:
Purchases of property and equipment	(2,210)	(2,562)	53	—	(4,719)
Acquisitions of businesses	—	(14,422)	—	—	(14,422)
Proceeds from sale of assets	—	210	—	—	210
Cash (used in) provided by investing activities	(2,210)	(16,774)	53	—	(18,931)
Financing activities:
Long-term debt (repayments) borrowings	(1,426)	1,962	—	—	536
Short-term repayments—three months or less, net	(22,513)	(3,152)	1,665	—	(24,000)
Payments on obligations under capital leases	—	(48)	—	—	(48)
Debt issuance costs	(4,469)	—	—	—	(4,469)
Net payments relating to intercompany financing	(86,777)	87,405	(628)	—	—
Excess tax expense from share-based compensation	(185)	—	—	—	(185)
Employee withholding payments on share-based compensation	(879)	—	—	—	(879)
Cash (used in) provided by financing activities	(116,249)	86,167	1,037	—	(29,045)
Effect of exchange rate changes on cash and cash equivalents	—	9	(179)	—	(170)
(Decrease) increase in cash and cash equivalents	(1,770)	1,582	(5,109)	—	(5,297)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$4,993	$6,237	$4,145	$—	$15,375

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss) — including noncontrolling interests	$20,279	$32,702	$(732)	$(31,970)	$20,279
Adjustments to reconcile net income (loss), including noncontrolling interests, to cash provided by (used in) operating activities:
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

We have three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the notes to condensed consolidated financial statements. Prior to the end of 2010, we will be changing our reportable operating segments to: (i) Residential Services, (ii) HomeCare Services, (iii) Youth Services and (iv) Workforce Services. Residential Services will primarily include services for individuals with intellectual, cognitive or other developmental disabilities in our group home settings. HomeCare Services will primarily include periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic and international job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2009 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2010, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Dollars in thousands)
Revenues:
Community Services	$293,714	$290,627	$581,242	$572,050
Job Corps Training Services	29,832	40,825	61,118	81,412
Employment Training Services	62,234	59,224	123,025	114,290
Other (1)	10,362	14,587	20,618	28,338
Consolidated	$396,142	$405,263	$786,003	$796,090

Operating income:
Community Services	$28,696	$24,750	$55,985	$56,857
Job Corps Training Services	1,945	2,930	4,214	6,106
Employment Training Services	3,737	2,999	9,360	7,602
Other (1)	114	1,666	(72)	785
Total Operating Expenses (2)	(14,468)	(14,980)	(29,968)	(30,622)
Consolidated	$20,024	$17,365	$39,519	$40,728

Operating margin:
Community Services	9.8%	8.5%	9.6%	9.9%
Job Corps Training Services	6.5%	7.2%	6.9%	7.5%
Employment Training Services	6.0%	5.1%	7.6%	6.7%
Other (1)	1.1%	11.4%	(0.3%)	2.8%
Total Operating Expenses (2)	(3.7%)	(3.7%)	(3.8%)	(3.8%)
Consolidated	5.1%	4.3%	5.0%	5.1%

(1)         Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(2)         Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2010 decreased $9.1 million and $10.1 million, or 2.3% and 1.3%, respectively, over the same periods in 2009. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2010, was $20.0 million compared to $17.4 million over the same period in 2009. Consolidated operating margins were 5.1% and 4.3% for the quarterly periods in 2010 and 2009, respectively, due primarily to higher incremental insurance costs in 2009, which were partially offset by rate and service cuts in our Community Services business and lost contracts in our Job Corps Training Services business in 2010.

Consolidated operating income for the six months ended June 30, 2010 was $39.5 million compared to $40.7 million for the same period in 2009. Consolidated operating margins were 5.0% and 5.1% for the six month periods in 2010 and 2009, respectively.

Net interest expense increased $0.8 million for the second quarter of 2010 and $1.3 million for the six months ended June 30, 2010, compared to the same periods in 2009. The increases were primarily attributable to higher costs resulting from our senior secured credit facility amendment in January 2010. Our effective income tax rate for the six months ended June 30, 2010 was 36.9% as compared to 37.1% over the same period in 2009.

Community Services

Community Services revenues for the quarter and six months ended June 30, 2010 increased $3.1 million and $9.2 million, or 1.1% and 1.6%, respectively, over the same periods in 2009. This increase was due primarily to acquisition growth, which was partially offset by rate and service cuts in certain states. Operating margin increased from 8.5% in the second quarter of 2009 to 9.8% in the same period in 2010, due primarily to higher incremental insurance costs in 2009, which were partially offset by the rate and service cuts in 2010.

Operating margin decreased from 9.9% in the six months ended June 30, 2009 to 9.6% in the same period in 2010, due primarily to the 2010 rate and service cuts, as well as increased costs due to poor weather conditions earlier in the year.

Job Corps Training Services

Job Corps Training Services revenues for the quarter and six months ended June 30, 2010 decreased $11.0 million and $20.3 million, or 26.9% and 24.9%, respectively, over the same periods in 2009. These decreases were primarily due to the loss of the Pittsburgh, Treasure Island and Phoenix Job Corps contracts. Operating margin decreased from 7.2% in the second quarter of 2009 to 6.5% in the same period in 2010 and from 7.5% to 6.9% for the six months ended June 30, 2009, and 2010, respectively, primarily due to higher insurance and professional services costs.

Employment Training Services

Employment Training Services revenues for the quarter and six months ended June 30, 2010 increased $3.0 million and $8.7 million, or 5.1% and 7.6%, respectively, over the same periods in 2009. Operating margin increased from 5.1% in the second quarter of 2009 to 6.0% in the same period in 2010 and from 6.7% in the six months ended June 30, 2009 to 7.6% in the same period in 2010. The increases in revenues and overall margin were primarily attributable to volume increases in various contracts and the closeout of the previous Indiana workforce services sub-contract.

Other

A portion of our business is dedicated to alternative education and international job training and placement agencies. Revenues decreased from $14.6 million in the second quarter of 2009 to $10.4 million in the same period of 2010 and from $28.3 million for the six months ended June 30, 2009 to $20.6 million in the same period of 2010, primarily due to a reduction in our Schools reporting unit revenues due to lost contracts driven by cuts in state budgets. These cuts have forced some school districts to bring supports in-house or eliminate programs altogether. Operating income decreased from $1.7 million in the second quarter of 2009 to $0.1 million for the same period in 2010 and from $0.8 million for the six months ended June 30, 2009 to an operating loss of $0.1 million in the same period in 2010, due primarily to lost contracts in our Schools reporting unit, in addition to higher costs associated with the transition of contracts in our operations in the United Kingdom.

After the recent elections in the United Kingdom, all workforce providers were notified that the current contracts will expire in June 2011. Replacing those contracts will be an offering through the newly created “Work Programme” that will give providers the opportunity to bid on new contracts. This re-bid will delay our growth initiatives internationally.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses for the quarter and six months ended June 30, 2010 decreased $0.5 million and $0.7 million, respectively, over the same periods in 2009, primarily due to lower labor costs.

Financial Condition, Liquidity and Capital Resources

Total assets increased $13.0 million, or 1.5%, at June 30, 2010 over balances at December 31, 2009. This was primarily due to an increase in accounts receivable, offset by a decrease in cash.

Cash and cash equivalents were $15.4 million at June 30, 2010, as compared to $20.7 million at December 31, 2009. Cash provided from operations for the six months ended June 30, 2010 was $42.8 million compared to $46.8 million for the six months ended June 30, 2009.

Net accounts receivable at June 30, 2010 increased to $228.9 million, compared to $211.4 million at December 31, 2009. Days of revenue in net accounts receivable were 49 days at June 30, 2010, compared with 51 days at December 31, 2009. The improvement in days of revenue, while the accounts receivable balance increased, is due to a decrease in the average receivable balance, which had a large beginning balance in the December 31, 2009 calculation.

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

Our investing activities at June 30, 2010 decreased $0.9 million over the same period in 2009. We invested $4.7 million during the first six months of 2010 on purchases of property and equipment as compared to $7.3 million during the same period in 2009. We also used $14.4 million on business acquisitions during the first six months of 2010 compared to $12.7 million during the same period of 2009.

Our financing activities included a net payment of debt and capital lease obligations of $23.5 million for the first six months of 2010. This compares to a net payment of debt and capital lease obligations of $24.7 million for the same period in 2009. There were no proceeds from stock option activity for the 2010 period versus $0.4 million in 2009. We also paid $4.5 million in debt issuance costs due to the amendment of our credit facility in 2010, which will be amortized on a straight-line basis over the life of the facility.

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

As of June 30, 2010, we had $192.6 million available under the amended and restated senior credit facility with an outstanding balance of $20.0 million. Outstanding balances bear interest at 3.75% over the LIBOR or other bank developed rates at our option. As of June 30, 2010, the weighted average interest rate was 4.31%. As of June 30, 2010, we had irrevocable standby letters of credit in the principal amount of $62.4 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 3.875% as of June 30, 2010. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants as of June 30, 2010 and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 64% through Medicaid reimbursement, 7% from the DOL and 29% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

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

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $20.0 million as of June 30, 2010 and $44.0 million as of December 31, 2009. A 100 basis point movement in the interest rate would result in an approximate $0.2 million annualized effect on interest expense and cash flows.

Foreign Currency Exchange Risk

Revenues, operating expenses and other financial transactions with our international operations are denominated in their respective functional currencies. As a result, our results of operations and certain receivables and payables are subject to fluctuations in exchange rates between the local currencies and the U.S. dollar. The primary currencies to which we are exposed include the Canadian dollar, the British pound sterling, and the Euro. We do not currently have any material hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated financial position, results of operations or cash flows. International net assets are an immaterial portion of our consolidated net assets.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the

CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Information regarding the legal proceedings is described in Note 9 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item I.

Item 1A.                 Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K and first quarter 2010 Form 10-Q.

If the fair values of our reporting units decline, we may have to record an additional material non-cash charge to earnings from impairment of our goodwill.

At June 30, 2010, we had $432.1 million of goodwill. On a quarterly basis, we look for indicators of impairment that could cause a reporting unit’s fair value to be lower than its carry value. The current economic and reimbursement environments and the ongoing uncertainty continue to be challenging for our company. As discussed elsewhere in this report, our revenues and profitability are being impacted by the following:

•                  In the short term, the recent parliamentary election in the United Kingdom is expected to have a negative impact on our current and planned workforce contracts in that country. The newly elected government has announced its intention to replace the current welfare-to-work program with a different system by July 2011, which will require all service providers to re-bid on this business prior to that time.

•                  State budgetary pressures are influencing governments to decrease or eliminate services in our Community Services Group, primarily in our Medicaid home-care business.

•                  Some school districts have reduced or eliminated certain of our educational support services programs.

Due to these circumstances, we continue to closely monitor all of our reporting units for indicators of possible goodwill impairment for the balance of 2010.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities                                   None

Issuer Repurchases of Securities:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)	Average Price	Purchased as Part of	That May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
April 1-30, 2010	2,144	$11.94	N/A	N/A
May 1-31, 2010	202	11.37	N/A	N/A
June 1-30, 2010	52,781	11.15	N/A	N/A
	55,127	$11.18	N/A	N/A

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

RES-CARE, INC.
Registrant

Date:	August 6, 2010	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 6, 2010	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer