Form 10-Q
period 2010-09-30
RES CARE INC /KY/
filed 2010-11-05
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12-b of the Act (Check one):

Large accelerated filer:     Accelerated filer:  ✓ Non-accelerated filer:     Smaller reporting company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No  ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2010 was 29,415,653.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,480	$20,672
Accounts receivable, net of allowance for doubtful accounts of $24,953 in 2010 and $22,627 in 2009	227,513	211,350
Refundable income taxes	1,731	3,952
Deferred income taxes	15,942	22,879
Non-trade receivables	2,915	3,960
Prepaid expenses and other current assets	19,910	17,761
Total current assets	278,491	280,574
Property and equipment	205,849	201,136
Accumulated depreciation	(132,688)	(119,789)
Property and equipment, net	73,161	81,347
Goodwill	370,940	422,626
Other intangible assets, net	51,307	45,842
Other assets	18,087	14,551
Total assets	$791,986	$844,940
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,653	$44,502
Accrued expenses	122,555	109,400
Current portion of long-term debt	6,729	2,880
Current portion of obligations under capital leases	93	164
Accrued income taxes	86	—
Total current liabilities	177,116	156,946
Long-term liabilities	40,056	35,092
Long-term debt	151,727	195,040
Obligations under capital leases	453	1,153
Deferred gains	2,436	3,172
Deferred income taxes	10,327	20,812
Total liabilities	382,115	412,215
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, 48,095 shares designated as Series A with stated value of $1,050 per share, 48,095 shares issued and outstanding in 2010 and 2009	46,609	46,609
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 29,415,653 in 2010 and 29,453,282 in 2009	50,577	50,577
Additional paid-in capital	95,129	94,892
Retained earnings	225,656	248,697
Accumulated other comprehensive loss	(7,834)	(7,195)
Total shareholders’ equity – Res-Care, Inc.	410,137	433,580
Noncontrolling interest(s)	(266)	(855)
Total shareholders’ equity	409,871	432,725
Total liabilities and shareholders’ equity	$791,986	$844,940

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Revenues	$403,675	$395,837	$1,189,678	$1,191,927
Facility and program expenses	367,758	358,829	1,084,126	1,083,763
Facility and program contribution	35,917	37,008	105,552	108,164

Operating expenses:
Corporate general and administrative expenses	17,807	14,382	47,923	44,810
Goodwill impairment charge	65,577	—	65,577	—
Total operating expenses	83,384	14,382	113,500	44,810

Operating (loss) income	(47,467)	22,626	(7,948)	63,354

Interest expense, net	4,846	3,972	14,613	12,475
(Loss) income before income taxes	(52,313)	18,654	(22,561)	50,879
Income tax (benefit) expense	(10,346)	7,158	636	19,104
Net (loss) income – including noncontrolling interests	(41,967)	11,496	(23,197)	31,775
Net loss – noncontrolling interests	(33)	(159)	(156)	(578)
Net (loss) income – ResCare, Inc.	(41,934)	11,655	(23,041)	32,353

Net income attributable to preferred shareholders	—	1,665	—	4,636
Net (loss) income attributable to common shareholders	$(41,934)	$9,990	$(23,041)	$27,717

Basic (loss) earnings per common share	$(1.45)	$0.35	$(0.80)	$0.96

Diluted (loss) earnings per common share	$(1.45)	$0.35	$(0.80)	$0.96

Weighted average number of common shares:
Basic	29,017	28,858	28,952	28,757
Diluted	29,017	28,858	28,952	28,757

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2010	2009

Cash flows from operating activities:
Net (loss) income – including noncontrolling interests	$(23,197)	$31,775
Adjustments to reconcile net (loss) income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	19,271	19,658
Goodwill impairment charge	65,577	—
Amortization of discount and deferred debt issuance costs	1,340	909
Share-based compensation	2,224	3,413
Deferred income taxes, net	(3,548)	7,384
Excess tax expense from share-based compensation	583	—
Provision for losses on accounts receivable	5,402	5,666
Gain on purchase of business	—	(559)
Loss on sale of assets	12	248
Changes in operating assets and liabilities	(1,030)	(1,546)
Cash provided by operating activities	66,634	66,948

Cash flows from investing activities:
Purchases of property and equipment	(6,937)	(12,654)
Acquisitions of businesses, net of cash acquired	(21,213)	(17,994)
Proceeds from sale of assets	306	169
Cash used in investing activities	(27,844)	(30,479)

Cash flows from financing activities:
Long-term debt borrowings (repayments)	1,086	(981)
Short-term repayments – three months or less, net	(44,000)	(43,800)
Payments on obligations under capital lease, net	(73)	(70)
Debt issuance costs	(4,519)	(38)
Excess tax expense from share-based compensation	(583)	—
Proceeds received from exercise of stock options	—	415
Employee withholding payments on share-based compensation	(881)	(1,302)
Cash used in financing activities	(48,970)	(45,776)

Effect of exchange rate changes on cash and cash equivalents	(12)	390

Decrease in cash and cash equivalents	(10,192)	(8,917)

Cash and cash equivalents at beginning of period	20,672	13,594

Cash and cash equivalents at end of period	$10,480	$4,677

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$4,105	$1,224

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

Note 2.            Acquisitions

We completed ten acquisitions during the first nine months of 2010 within our Community Services segment. Aggregate consideration for these acquisitions was approximately $25.3 million, including $4.1 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $55.1 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$244
Other intangible assets	10,523
Goodwill	14,685
Cash acquired	1
Other assets	112
Liabilities assumed	(246)
Aggregate purchase price	$25,319

The other intangible assets consist primarily of customer relationships, licenses and covenants not to compete. All intangible assets will be amortized up to ten years except licenses, which have an indefinite life. We expect all of the $14.7 million of goodwill will be deductible for tax purposes.

Note 3.            Goodwill

In accordance with Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other (ASC 350), the Company is required to evaluate the carrying value of its goodwill for potential impairment at least annually as of year end or an interim basis if there are indicators of potential impairment.

During the third quarter of 2010, we updated our current and future year forecasts. The updated revenues and profits in the forecasts were negatively impacted by various contract losses, rate and service cuts by numerous states and other factors attributed to the general economic environment. We concluded that these factors were indicators of possible impairment of goodwill, requiring an interim impairment test during the quarter. We elected to perform the interim test on all five reporting units.

Under ASC 350, the test for, and measurement of, impairment of goodwill consists of two steps. In Step I, the initial test for potential impairment, the Company compares the fair value of each reporting unit to its carrying amount. Fair values were determined using a combination of an income approach and a market based approach. Based on this Step I evaluation, it was determined that the fair values of our Community Services, International and Schools reporting units were less than their carrying values, thus indicating potential impairment. The fair values of our Job Corps Training Services and Employment Training Services reporting units significantly exceeded their carrying values. In Step II, which is the measurement of the impairment, the fair value, as determined in Step I, is assigned to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. Due to the complexity involved with identifying and properly valuing previously unrecognized intangibles assets, as required by Step II, the Company has yet to complete the Step II evaluation as of the date of these financials. In accordance with ASC 450, Contingencies, the Company determined that an impairment loss is probable and estimates that the range of potential goodwill impairment is from $65.6 million to $150.0 million.

As such, the Company recorded an estimated impairment charge during the third quarter of 2010 of $65.6 million. Accordingly, the net carrying values of goodwill in the Community Services, International and Schools reporting units were reduced $46.9 million, $13.8 million and $4.9 million, respectively. Once the Step II evaluation is completed, any revision to the estimated goodwill impairment charge will be recorded during the fourth quarter of 2010.

A summary of changes to goodwill during the nine months ended September 30, 2010 are as follows:

		Job Corps	Employment
	Community	Training	Training
	Services	Services	Services	Other (2)	Total
Balance at December 31, 2009
Goodwill, gross	$384,944	$7,589	$62,058	$38,437	$493,028
Accumulated impairment losses	—	—	(53,082)	(17,320)	(70,402)
Goodwill, net	384,944	7,589	8,976	21,117	422,626
Goodwill added through acquisitions	14,685	—	—	—	14,685
Estimated impairment charge	(46,889)	—	—	(18,688)	(65,577)
Adjustments to previously recorded goodwill (1)	31	—	113	(938)	(794)
Balance at September 30, 2010
Goodwill, gross	399,660	7,589	62,171	37,499	506,919
Accumulated impairment losses	(46,889)	—	(53,082)	(36,008)	(135,979)
Goodwill, net	$352,771	$7,589	$9,089	$1,491	$370,940

(1)       Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

(2)             Other is comprised of international and school operations.

Note 4.            Comprehensive (Loss) Income

The following table sets forth the computation of comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net (loss) income – Res-Care, Inc.	$(41,934)	$11,655	$(23,041)	$32,353
Foreign currency translation adjustments arising during the period	913	207	(639)	2,325
Comprehensive (loss) income	$(41,021)	$11,862	$(23,680)	$34,678

Note 5.            Debt

Long-term debt and obligations under capital leases consist of the following:

	Sept. 30	Dec. 31
	2010	2009
7.75% senior notes due 2013, net of discount of approximately $0.4 million in 2010 and $0.5 million in 2009	$149,584	$149,480
Senior secured credit facility	—	44,000
Obligations under capital leases	546	1,317
Notes payable and other	8,872	4,440
	159,002	199,237
Less current portion	6,822	3,044
	$152,180	$196,193

Note 6.            Financial Instruments

At September 30, 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
7.75% senior notes	$149,584	$152,999	$149,480	$148,688
Senior secured credit facility	—	—	44,000	44,000
Notes payable and other	8,872	8,759	4,440	4,380

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 7.            Earnings Per Share

The following data shows the amounts used in computing earnings per common share and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net (loss) income	$(41,934)	$11,655	$(23,041)	$32,353
Attributable to preferred shareholders (1)	—	1,665	—	4,636
Attributable to common shareholders	$(41,934)	$9,990	$(23,041)	$27,717

Weighted average number of common shares	29,017	28,858	28,952	28,757
Effect of dilutive securities:
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average number of common shares and dilutive potential common shares	29,017	28,858	28,952	28,757

Basic (loss) earnings per common share	$(1.45)	$0.35	$(0.80)	$0.96

Diluted (loss) earnings per common share	$(1.45)	$0.35	$(0.80)	$0.96

(1)       Net losses are not allocated to preferred shareholders.

The average shares listed below were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the period presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Stock options	225	243	225	243
Restricted shares	212	344	212	344

Note 8.            Segment Information

The following table sets forth information about our reportable segments:

		Job Corps	Employment
	Community	Training	Training	All	Consolidated
Three months ended September 30:	Services	Services	Services	Other (1)	Totals
2010
Revenues	$298,872	$28,890	$67,222	$8,691	$403,675
Operating (loss) income (2)	(16,090)	2,299	4,720	(38,396)	(47,467)
Total assets	603,349	21,307	99,449	67,881	791,986
Capital expenditures	1,212	—	48	958	2,218
Depreciation and amortization	3,248	—	666	2,592	6,506
2009
Revenues	$292,138	$31,966	$61,167	$10,566	$395,837
Operating income	30,747	2,241	5,009	(15,371)	22,626
Total assets	617,689	38,249	152,546	118,905	927,389
Capital expenditures	2,274	—	660	2,469	5,403
Depreciation and amortization	2,859	—	611	3,034	6,504

Nine months ended September 30:
2010
Revenues	$880,114	$90,008	$190,247	$29,309	$1,189,678
Operating income (loss) (2)	39,895	6,513	14,080	(68,436)	(7,948)
Capital expenditures	3,948	—	595	2,394	6,937
Depreciation and amortization	9,345	—	1,964	7,962	19,271
2009
Revenues	$864,188	$113,378	$175,457	$38,904	$1,191,927
Operating income	87,604	8,346	12,611	(45,207)	63,354
Capital expenditures	6,748	—	1,320	4,586	12,654
Depreciation and amortization	8,342	—	1,833	9,483	19,658

(1)             All Other is comprised of our international operations, schools and corporate general and administrative expenses.

(2)             Operating income includes an estimated $65.6 million goodwill impairment charge, with $46.9 million related to our Community Services segment and $18.7 million related to our All Other segment.

Note 9.            Pending Transaction

On September 6, 2010, the Company entered into a definitive agreement with an entity sponsored by Onex Partners III, L.P. (“Onex”), an affiliate of Onex Corporation. Under the terms of the agreement, Onex would acquire all of the outstanding shares of ResCare common stock not owned by Onex affiliates or participating members of ResCare’s management for $13.25 per share in cash (“Onex Transaction”). Affiliates of Onex currently own common and preferred stock representing approximately 24.9% of the Company’s outstanding common stock, assuming conversion of the preferred stock.

The definitive agreement provides that Onex will conduct a tender offer to purchase shares of the Company’s common stock. The tender offer is subject to a non-waivable condition that a majority of the public, non-Onex shares be tendered. There is no financing condition to consummate the transaction. The transaction is also subject to the satisfaction of other customary closing conditions.

The tender offer commenced on September 22, 2010, and will expire at 5 p.m. on November 5, 2010, unless extended in accordance with the terms of the definitive agreement and applicable law. Following the consummation of the tender offer, Onex would acquire any remaining public shares for $13.25 per share in cash through a statutory share exchange.

Officers of the Company, who together currently own approximately 1% of its outstanding shares, have agreed to exchange their shares for equity interests in the sponsored purchasing entity in lieu of receiving cash consideration for their shares. These shares are not included in the public, non-Onex shares. The officer agreements will terminate if the definitive agreement terminates.

Note 10.          Fair Value

The following table presents the fair value for those assets or liabilities measured at fair value on a nonrecurring basis:

Quoted
		Prices	Other
	Fair Value	in Active	Observable	Unobservable	Total
	At	Markets	Inputs	Inputs	Gains /
	09/30/10	Level 1 (a)	Level 2 (b)	Level 3 (c)	(Losses)

Goodwill	$354,262	$—	$—	$354,262	$(65,577)

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

Fair value measurements of assets or liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We utilize the market and income approaches to measure fair value for our goodwill. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities, and therefore is classified as Level 3. The income approach uses valuation techniques to convert future amounts to a single present amount, and therefore is classified as Level 3.

In accordance with the provisions of ASC 350, Intangibles-Goodwill and Other, goodwill with a carrying amount of $419.9 million was written down to its estimated implied fair value of $354.3 million, resulting in an estimated impairment charge of $65.6 million, which was included in earnings for the period.

Note 11.          Legal Proceedings

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

On September 24, 2010, the Company received a Civil Investigative Demand (“CID”) issued by the U.S. Department of Justice - Civil Division, Eastern District of Pennsylvania, pursuant to the False Claims Act. The CID requests that the Company provide documents and testimony related to allegations that the Company and/or its Arbor E&T unit may have violated the False Claims Act relating to claims for payment for services and requests for reimbursement submitted by Arbor’s Philadelphia Workforce Services center during the period from 2006 to present. The Company is currently in the process of evaluating the scope of the CID and its response.  At this time, the Company can make no assurances as to the time or resources that will be needed to devote to this inquiry or its final outcome.

On September 22, 2010, a putative stockholder class action suit styled as Stanley Margolis v. Ralph Gronefeld, et al., Case No. 10-CI-6597, was filed in the Court of Jefferson County, Kentucky against ResCare, Onex and the members of the Company’s Board of Directors (the “Individual Defendants”). The complaint generally alleges that the Individual Defendants breached their fiduciary duties in connection with the proposed Onex Transaction. In that regard, the complaint includes, among other things, allegations that the consideration to be received by ResCare’s shareholders is unfair and inadequate; that the proposed Onex Transaction employs a process which is unfair and inadequate and which has not been designed to maximize stockholder value; that the Share Exchange Agreement includes inappropriate deal protection devices such as “no shop,” matching rights, and termination fee provisions; that the Board may consider alternatives to the transaction but only under a limited set of circumstances, and that the combined effect of these provisions is to ensure that no competing offers will emerge for the Company. The complaint also alleges that the Individual Directors aided and abetted these alleged breaches of fiduciary duties. The complaint seeks class certification, certain forms of injunctive relief, including enjoining and rescinding the Onex Transaction, unspecified damages, and payment of plaintiff’s attorney’s costs and fees.

Note 12.          Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (FASB) issued ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810). ASC 810 applies to all companies that prepare consolidated financial statements but only affects companies that have a noncontrolling interest in a subsidiary or that deconsolidate a subsidiary. As of September 30, 2010, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. In February 2010, we acquired the remaining 19% interest in ResCare Maatwerk B.V., which had previously been included in noncontrolling interests. ASC 810 clarifies that noncontrolling interests be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.

Noncontrolling interests as of December 31, 2009	$(855)
Consolidation of noncontrolling interest acquired	745
Net loss – noncontrolling interests	(156)
Noncontrolling interest as of September 30, 2010	$(266)

Note 13.          Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 14.          Subsidiary Guarantors

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$(4,444)	$12,571	$2,353	$—	$10,480
Accounts receivable, net	31,902	191,697	3,914	—	227,513
Refundable income taxes	1,726	—	5	—	1,731
Deferred income taxes	15,917	—	25	—	15,942
Non-trade receivables	898	1,509	508	—	2,915
Prepaid expenses and other current assets	10,256	9,209	445	—	19,910
Total current assets	56,255	214,986	7,250	—	278,491

Property and equipment, net	30,170	42,325	666	—	73,161
Goodwill	(20,115)	384,197	6,858	—	370,940
Other intangible assets, net	6,428	41,626	3,253	—	51,307
Investment in subsidiaries	745,477	41,794	80,267	(867,538)	—
Other assets	12,668	5,230	189	—	18,087
	$830,883	$730,158	$98,483	$(867,538)	$791,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,954	$21,342	$1,357	$—	$47,653
Accrued expenses	56,588	65,398	569	—	122,555
Current portion of long-term debt	—	3,088	3,641	—	6,729
Current portion of obligations under capital leases	9	84	—	—	93
Accrued income taxes	(176)	—	262	—	86
Total current liabilities	81,375	89,912	5,829	—	177,116

Intercompany	140,972	(139,805)	(1,167)	—	—
Long-term liabilities	37,696	2,158	202	—	40,056
Long-term debt	149,584	2,143	—	—	151,727
Obligations under capital leases	—	453	—	—	453
Deferred gains	1,053	1,383	—	—	2,436
Deferred income taxes	10,332	—	(5)	—	10,327
Total liabilities	421,012	(43,756)	4,859	—	382,115

Total shareholders’ equity	409,871	773,914	93,624	(867,538)	409,871
	$830,883	$730,158	$98,483	$(867,538)	$791,986

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$61,569	$336,775	$5,331	$—	$403,675

Operating expenses	118,428	312,079	20,635	—	451,142
Operating (loss) income	(56,859)	24,696	(15,304)	—	(47,467)

Other expenses (income):
Interest, net	4,792	(13)	67	—	4,846
Equity in earnings of subsidiaries	(29,623)	—	—	29,623	—
Total other expenses (income)	(24,831)	(13)	67	29,623	4,846

(Loss) income before income taxes	(32,028)	24,709	(15,371)	(29,623)	(52,313)
Income tax expense (benefit)	9,939	(20,905)	620	—	(10,346)
Net (loss) income – including noncontrolling interests	(41,967)	45,614	(15,991)	(29,623)	(41,967)
Net loss – noncontrolling interests	—	(33)	—	—	(33)
Net (loss) income – Res-Care, Inc.	$(41,967)	$45,647	$(15,991)	$(29,623)	$(41,934)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$192,136	$980,723	$16,819	$—	$1,189,678

Operating expenses	259,956	905,194	32,476	—	1,197,626
Operating (loss) income	(67,820)	75,529	(15,657)	—	(7,948)

Other expenses (income):
Interest, net	14,474	(44)	183	—	14,613
Equity in earnings of subsidiaries	(61,417)	—	—	61,417	—
Total other expenses (income)	(46,943)	(44)	183	61,417	14,613

(Loss) income before income taxes	(20,877)	75,573	(15,840)	(61,417)	(22,561)
Income tax expense (benefit)	2,320	(2,131)	447	—	636
Net (loss) income – including noncontrolling interests	(23,197)	77,704	(16,287)	(61,417)	(23,197)
Net loss – noncontrolling interests	—	(114)	(42)	—	(156)
Net (loss) income – Res-Care, Inc.	$(23,197)	$77,818	$(16,245)	$(61,417)	$(23,041)

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net (loss) income – including noncontrolling interests	$(23,197)	$77,704	$(16,287)	$(61,417)	$(23,197)
Adjustments to reconcile net (loss) income, including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	8,158	10,373	740	—	19,271
Goodwill impairment charge	51,734	—	13,843	—	65,577
Amortization of discount and deferred debt issuance costs on notes	1,340	—	—	—	1,340
Share-based compensation	2,224	—	—	—	2,224
Deferred income taxes, net	(3,549)	—	1	—	(3,548)
Excess tax expense from exercise of stock options	583	—	—	—	583
Provision for losses on accounts receivable	—	5,402	—	—	5,402
Loss on sale of assets	—	12	—	—	12
Equity in earnings of subsidiaries	(61,417)	—	—	61,417	—
Changes in operating assets and liabilities	149,960	(143,417)	(7,573)	—	(1,030)
Cash provided by (used in) operating activities	125,836	(49,926)	(9,276)	—	66,634
Investing activities:
Purchases of property and equipment	(3,084)	(3,784)	(69)	—	(6,937)
Acquisitions of businesses, net of cash acquired	—	(21,213)	—	—	(21,213)
Proceeds from sale of assets	—	306	—	—	306
Cash used in investing activities	(3,084)	(24,691)	(69)	—	(27,844)
Financing activities:
Long-term debt (repayments) borrowings	(2,391)	3,477	—	—	1,086
Short-term repayments-three months or less, net	(41,517)	(4,932)	2,449	—	(44,000)
Payments on obligations under capital leases	—	(73)	—	—	(73)
Debt issuance costs	(4,519)	—	—	—	(4,519)
Net payments relating to intercompany financing	(84,068)	84,040	28	—	—
Excess tax expense from share-based compensation	(583)	—	—	—	(583)
Employee withholding payments on share-based compensation	(881)	—	—	—	(881)
Cash (used in) provided by financing activities	(133,959)	82,512	2,477	—	(48,970)
Effect of exchange rate changes on cash and cash equivalents	—	21	(33)	—	(12)
(Decrease) increase in cash and cash equivalents	(11,207)	7,916	(6,901)	—	(10,192)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$(4,444)	$12,571	$2,353	$—	$10,480

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

We have three reportable operating segments: (i) Community Services, (ii) Job Corps Training Services and (iii) Employment Training Services. Management’s discussion and analysis of each segment is included below. Further information regarding our segments is included in the notes to condensed consolidated financial statements. Before the end of 2010, we will be changing our reportable operating segments to: (i) Residential Services, (ii) HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services will primarily include services for individuals with intellectual, cognitive or other developmental disabilities in our group home settings. HomeCare will primarily include periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic and international job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.

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

Pending Transaction

On September 6, 2010, ResCare entered into a definitive agreement with an entity sponsored by Onex Partners III, L.P. (“Onex”), an affiliate of Onex Corporation. Under the terms of the agreement, Onex would acquire all of our outstanding shares of common stock not owned by Onex affiliates or participating members of our management for $13.25 per share in cash (“Onex Transaction”). Affiliates of Onex currently own shares of our common and preferred stock representing approximately 24.9% of our outstanding common stock, assuming conversion of the preferred stock.

The definitive agreement provides that Onex will conduct a tender offer to purchase shares of our common stock. The tender offer is subject to a non-waivable condition that a majority of the public, non-Onex shares be tendered. There is no financing condition to consummate the transaction. The transaction is also subject to the satisfaction of other customary closing conditions. The tender offer commenced on September 22, 2010, and will expire at 5 p.m. on November 5, 2010, unless extended. Following the consummation of the tender offer, Onex would acquire any remaining public shares for $13.25 per share in cash through a statutory share exchange.

ResCare officers who together currently own approximately 1% of our outstanding shares have agreed to exchange their shares for equity interests in the sponsored purchasing entity in lieu of receiving cash consideration for their shares. These shares are not included in the public, non-Onex shares. The officer agreements will terminate if the definitive agreement terminates.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2009 Annual Report on Form 10-K. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2010, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2010		2009		2010		2009
	(Dollars in thousands)
Revenues:
Community Services	$298,872		$292,138		$880,114		$864,188
Job Corps Training Services	28,890		31,966		90,008		113,378
Employment Training Services	67,222		61,167		190,247		175,457
Other (2)	8,691		10,566		29,309		38,904
Consolidated	$403,675		$395,837		$1,189,678		$1,191,927

Operating (loss) income:
Community Services (1)	$(16,090)		$30,747		$39,895		$87,604
Job Corps Training Services	2,299		2,241		6,513		8,346
Employment Training Services	4,720		5,009		14,080		12,611
Other (1) (2)	(20,653)		(1,132)		(20,725)		(347)
Total Operating Expenses (3)	(17,743)		(14,239)		(47,711)		(44,860)
Consolidated	$(47,467)		$22,626		$(7,948)		$63,354

Operating margin:
Community Services (1)	(5.4%	)	10.5%		4.5%		10.1%
Job Corps Training Services	8.0%		7.0%		7.2%		7.4%
Employment Training Services	7.0%		8.2%		7.4%		7.2%
Other (1) (2)	(237.6%	)	(10.7%	)	(70.7%	)	(0.9%	)
Total Operating Expenses (3)	(4.4%	)	(3.6%	)	(4.0%	)	(3.8%	)
Consolidated	(11.8%	)	5.7%		(0.7%	)	5.3%

(1)             Operating income and margin were negatively impacted in 2010 due to an estimated goodwill impairment charge of $65.6 million, of which $46.9 million related to Community Services and $18.7 million related to Other.

(2)             Represents our international job training and placement agencies, as well as our charter and alternative education schools.

(3)             Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended September 30, 2010 increased $7.8 million, or 2.0%, over the same period in 2009. Consolidated revenues for the nine months ended September 30, 2010, decreased $2.2 million, or 0.2% over the same period in 2009. Revenues are more fully described in the segment discussions.

Consolidated operating loss, which includes corporate general and administrative expenses, for the quarter ended September 30, 2010, was $47.5 million compared to operating income of $22.6 million over the same period in 2009. Consolidated operating margins were (11.8%) and 5.7% for the quarterly periods in 2010 and 2009, respectively. The decrease in operating income and margin primarily resulted from an estimated $65.6 million goodwill impairment charge, as well as higher professional fees in our corporate general and administration expenses.

Consolidated operating loss for the nine months ended September 30, 2010 was $7.9 million compared to operating income of $63.4 million for the same period in 2009. Consolidated operating margins were (0.7%) and 5.3% for the nine month periods in 2010 and 2009, respectively. The reductions in operating income and margin primarily relate to the estimated goodwill impairment charge and higher professional fees recorded in 2010.

Net interest expense increased $0.9 million for the third quarter of 2010 and $2.1 million for the nine months ended September 30, 2010, compared to the same periods in 2009. The increases were primarily attributable to higher costs resulting from our senior secured credit facility amendment in January 2010. Our effective income tax rate for the nine months ended September 30, 2010 was (2.8%) as compared to 37.5% over the same period in 2009. This decrease is primarily due to the estimated goodwill impairment charge recorded in 2010, for which we received tax benefit less than the statutory rate.

Community Services

Community Services revenues for the quarter and nine months ended September 30, 2010 increased $6.7 million and $15.9 million, or 2.3% and 1.8%, respectively, over the same periods in 2009. This increase was due primarily to acquisition growth, which was partially offset by rate and service cuts in certain states. Operating margin decreased from 10.5% in the third quarter of 2009 to (5.4%) in the same period in 2010 and from 10.1% to 4.5% for the nine months ended September 30, 2009, and 2010, respectively, due primarily to an estimated $46.9 million goodwill impairment charge recorded in 2010, as well as higher incremental insurance costs and rate and service cuts in 2010.

Job Corps Training Services

Job Corps Training Services revenues for the quarter ended September 30, 2010 decreased $3.1 million, or 9.6%, over the third quarter of 2009, due primarily to the loss of the contract to operate the Phoenix center and the change from prime contractor to subcontractor at the Northlands center. Operating margin increased from 7.0% in the third quarter of 2009 to 8.0% in the same period in 2010 due primarily to higher general and administrative expenses in 2009.

Job Corps Training Services revenues for the nine months ended September 30, 2010 decreased $23.4 million, or 20.6%, over the same period in 2009 due primarily to the loss of the Pittsburgh, Treasure Island and Phoenix contracts, as well as the change from prime contractor to subcontractor at the Northlands center. Operating margin decreased from 7.4% in the nine months ended September 30, 2009 to 7.2% in the same period in 2010, primarily due to higher insurance and professional services costs.

Employment Training Services

Employment Training Services revenues for the quarter and nine months ended September 30, 2010 increased $6.1 million and $14.8 million, or 9.9% and 8.4%, respectively, over the same periods in 2009, due primarily to volume increases in various contracts. Operating margin decreased from 8.2% in the third quarter of 2009 to 7.0% in the same period in 2010, due primarily to failure to meet contract benchmarks. Operating margin increased from 7.2% in the nine months ended September 30, 2009 to 7.4% in the same period in 2010, due primarily to the closeout of the previous Indiana workforce services sub-contract, which was partially offset by higher insurance related costs.

Other

A portion of our business is dedicated to alternative education and international job training and placement agencies. Revenues decreased from $10.6 million in the third quarter of 2009 to $8.7 million in the same period of 2010 and from $38.9 million for the nine months ended September 30, 2009 to $29.3 million in the same period of 2010, primarily due to lost contracts driven by cuts in state budgets for services provided by our Schools reporting unit and the ramping down of contracts in the International reporting unit. These cuts have forced some school districts to bring supports in-house or eliminate programs altogether. Operating loss increased from $1.1 million in the third quarter of 2009 to $20.7 million for the same period in 2010 and from $0.3 million for the nine months ended September 30, 2009 to $20.7 million in the same period in 2010, due primarily to an estimated $18.7 million goodwill impairment charge, in addition to lost contracts in our Schools reporting unit and higher costs associated with the transition of contracts in our operations in the United Kingdom.

After the elections in the United Kingdom in the beginning of 2010, all workforce providers were notified that the current contracts would expire in June 2011. The newly created “Work Programme” will offer workforce services providers the opportunity to bid on new contracts. This re-bid will delay our growth initiatives internationally.

Goodwill Impairment Charge

In accordance with Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other (ASC 350), the Company is required to evaluate the carrying value of its goodwill for potential impairment at least annually as of year end or an interim basis if there are indicators of potential impairment.

During the third quarter of 2010, we updated our current and future year forecasts. The updated revenues and profits in the forecasts were negatively impacted by various contract losses, rate and service cuts by numerous states and other factors attributed to the general economic environment. We concluded that these factors were indicators of possible impairment of goodwill, requiring an interim impairment test during the quarter. We elected to perform the interim test on all five reporting units.

Under ASC 350, the test for, and measurement of, impairment of goodwill consists of two steps. In Step I, the initial test for potential impairment, the Company compares the fair value of each reporting unit to its carrying amount. Fair values were determined using a combination of an income approach and a market based approach. Based on this Step I evaluation, it was determined that the fair values of our Community Services, International and Schools reporting units were less than their carrying values, thus indicating potential impairment. The fair values of our Job Corps Training Services and Employment Training Services reporting units significantly exceeded their carrying values. In Step II, which is the measurement of the impairment, the fair value, as determined in Step I, is assigned to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination at the date of the impairment test. The fair value of tangible net assets and both recognized and unrecognized intangible assets is deducted from the fair value of the reporting unit to determine the implied fair value of reporting unit goodwill. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. Due to the complexity involved with identifying and properly valuing previously unrecognized intangibles assets, as required by Step II, the Company has yet to complete the Step II evaluation as of the date of these financials. In accordance with ASC 450, Contingencies, the Company determined that an impairment loss is probable and estimates that the range of potential goodwill impairment is from $65.6 million to $150.0 million.

As such, the Company recorded an estimated impairment charge during the third quarter of 2010 of $65.6 million. Accordingly, the net carrying values of goodwill in the Community Services, International and Schools reporting units were reduced $46.9 million, $13.8 million and $4.9 million, respectively. Once the Step II evaluation is completed, any revision to the estimated goodwill impairment charge will be recorded during the fourth quarter of 2010.

Total Operating Expenses

Total operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses for the quarter and nine months ended September 30, 2010 increased $3.5 million and $2.9 million, respectively, over the same periods in 2009, primarily due to higher professional fees related to the Onex Transaction.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $53.0 million, or 6.3%, at September 30, 2010 over balances at December 31, 2009. This was primarily due to the goodwill impairment charge, offset by an increase in accounts receivable.

Cash and cash equivalents were $10.5 million at September 30, 2010, as compared to $20.7 million at December 31, 2009. Cash provided from operations for the nine months ended September 30, 2010 was $66.6 million compared to $66.9 million for the nine months ended September 30, 2009.

Net accounts receivable at September 30, 2010 increased to $227.5 million, compared to $211.4 million at December 31, 2009. Days of revenue in net accounts receivable were 49 days at September 30, 2010, compared with 51 days at December 31, 2009. The improvement in days of revenue, while the accounts receivable balance increased, is due to a decrease in the average receivable balance, which had a large beginning balance in the December 31, 2009 calculation.

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

Our investing activities at September 30, 2010 decreased $2.6 million over the same period in 2009. We invested $6.9 million during the first nine months of 2010 on purchases of property and equipment as compared to $12.7 million during the same period in 2009. We also used $21.2 million on business acquisitions during the first nine months of 2010 compared to $18.0 million during the same period of 2009.

Our financing activities included a net payment of debt and capital lease obligations of $43.0 million for the first nine months of 2010. This compares to a net payment of debt and capital lease obligations of $44.9 million for the same period in 2009. There were no proceeds from stock option activity for the 2010 period versus $0.4 million in 2009. We also paid $4.5 million in debt issuance costs due to the amendment of our credit facility in 2010, which will be amortized on a straight-line basis over the life of the facility.

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

In addition, the amended and restated senior credit facility, among other things, (i) increases the spread on London Interbank Offered Rate (LIBOR) and base rate loans to 375 basis points and 275 basis points, respectively, as of January 28, 2010, through June 30, 2010; subsequent to June 30, 2010, our calculated leverage ratio will determine loan pricing as established in the amended and restated senior credit facility and (ii) changes the required leverage ratio to 3.50 times until September 30, 2010, after which it becomes 3.25 times.

As of September 30, 2010, we had $207.4 million available under the amended and restated senior credit facility with no outstanding borrowings. Outstanding balances bear interest at 3.50% over the LIBOR or other bank developed rates at our option. As of September 30, 2010, the weighted average interest rate was 4.78%. As of September 30, 2010, we had irrevocable standby letters of credit in the principal amount of $67.6 million issued primarily in connection with our insurance programs. Letters of credit had a borrowing rate of 3.625% as of September 30, 2010. The commitment fee on the unused balance was 0.45%. The margin over LIBOR and the commitment fee are determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants as of September 30, 2010. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 64% through Medicaid reimbursement, 8% from the DOL and 28% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2010 or 2009.

Impact of Recently Issued Accounting Pronouncements

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of September 30, 2010 and $44.0 million as of December 31, 2009. A 100 basis point movement in the interest rate would have no annualized effect on interest expense and cash flows.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.         OTHER INFORMATION

Item 1.            Legal Proceedings

Information regarding the legal proceedings is described in Note 11 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.          Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K and our 2010 Quarterly Reports on Form 10-Q.

If the fair values of our reporting units decline, we may have to record an additional material non-cash charge to earnings from impairment of our goodwill.

At September 30, 2010, we had $370.9 million of goodwill. On a quarterly basis, we look for indicators of impairment that could cause a reporting unit’s fair value to be lower than its carrying value. The current economic and reimbursement environments and the ongoing uncertainty continue to be challenging for our company. As discussed elsewhere in this report, our revenues and profitability are being impacted by the following:

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

In the fourth quarter of 2009, we recorded an impairment charge of $70.1 million for goodwill due primarily to declining profitability in certain reporting units as a result of deteriorating market conditions. In the third quarter of 2010, we recorded an additional estimated impairment charge of $65.6 million due to lower revenue and operating profitability expectations in certain reporting units. This goodwill impairment charge is an estimate, as the valuations necessary to complete the required evaluation of our goodwill remain in process as of the date of this report. Any revision to the estimated impairment charge will be recorded during the fourth quarter of 2010.

Due to these circumstances noted above, we will continue to closely monitor all of our reporting units for indicators of possible goodwill impairment.

We cannot make any assurances that the proposed transaction by an affiliate of Onex Corporation will be consummated.

On September 6, 2010, ResCare entered into a definitive agreement with an affiliate of Onex Corporation. Under the terms of the agreement, Onex would acquire all of the outstanding shares of ResCare common stock not owned by Onex affiliates or participating members of ResCare’s management for $13.25 per share in cash. Following the consummation of the tender offer, Onex would acquire any remaining public shares for $13.25 per share in cash through a statutory share exchange. The transaction is subject to customary closing conditions, including, among others, (i) a non-waivable condition that a majority of the public, non-Onex shares be tendered; (ii) any required regulatory approvals; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the absence of any order or injunction prohibiting the consummation of the transaction, and (v) the absence of a material adverse change in ResCare. It is possible that factors outside of our control could delay completion of the proposed acquisition or cause the parties not to complete it at all. There is no assurance that all of the various conditions will be satisfied so that the transaction closes.

Failure to complete the proposed Onex Transaction would cause us to incur costs and expenses that could adversely impact our future business and financial results.

If the proposed Onex Transaction cannot be completed for any reason, we will be subject to numerous costs and expenses, including the following:

•                  being required, in certain circumstances, to pay a termination fee of 3% of the aggregate purchase price;

•                  having incurred certain costs relating to the proposed acquisition that are payable whether or not the transaction is completed, including legal, accounting, financial advisory and printing fees; and

•                  being unable to pursue other opportunities, including opportunities to acquire other businesses that could have been beneficial to our business.

If the proposed transaction is not completed, then as a result of these and other factors, our business, financial results and financial condition could be adversely affected.

Our common stock price may be adversely affected if the Onex Transaction is not completed.

If the proposed Onex Transaction cannot be completed, the trading price of our common stock may decline, to the extent that the current market prices reflect a market assumption that the acquisition will be completed.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities                                  None

Issuer Repurchases of Securities:

Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
	(1)	Average Price	Purchased as Part of	That May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased under the
	Shares Purchased	per Share	Plans or Programs	Plans or Programs
July 1-31, 2010	494	$9.50	N/A	N/A
August 1-31, 2010	—	—	N/A	N/A
September 1-30, 2010	—	—	N/A	N/A
	494	$9.50	N/A	N/A

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

RES-CARE, INC.
Registrant

Date:	November 5, 2010	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 5, 2010	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer