Form 10-Q
period 2011-03-31
RES CARE INC /KY/
filed 2011-05-09
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes          No  ✓.

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

Large accelerated filer:     Accelerated filer:     Non-accelerated filer:  ✓  Smaller reporting company:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        No  ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2011 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,642	$27,552
Accounts receivable, net of allowance for doubtful accounts of
$2,549 in 2011 and $844 in 2010	212,033	215,941
Refundable income taxes	1,649	1,199
Deferred income taxes	14,758	14,306
Non-trade receivables	2,601	7,347
Prepaid expenses and other current assets	17,732	18,605
Total current assets	267,415	284,950
Property and equipment, net	95,676	96,997
Goodwill	241,449	234,867
Other intangible assets, net	321,539	322,586
Other assets	30,228	30,108
Total assets	$956,307	$969,508
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$44,419	$56,252
Accrued expenses	141,655	127,049
Current portion of long-term debt	8,950	39,195
Current portion of obligations under capital leases	92	92
Accrued income taxes	397	1,404
Total current liabilities	195,513	223,992
Long-term liabilities	34,787	33,712
Long-term debt	373,301	366,884
Obligations under capital leases	408	431
Deferred gains	416	—
Deferred income taxes	104,301	102,076
Total liabilities	708,726	727,095
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value,
no shares issued and outstanding in 2011 and 2010	—	—
Common stock, no par value, authorized 40,000,000 shares,
issued and outstanding 21,344,741 in 2011 and 2010	—	—
Additional paid-in capital	238,126	236,726
Retained earnings	9,154	5,448
Accumulated other comprehensive income	351	257
Total shareholder’s equity – Res-Care, Inc.	247,631	242,431
Noncontrolling interest	(50)	(18)
Total shareholder’s equity	247,581	242,413
Total liabilities and shareholder’s equity	$956,307	$969,508

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31
	SUCCESSOR	PREDECESSOR
	2011	2010

Revenues	$388,793	$389,861
Cost of services	297,149	295,665
Gross profit	91,644	94,196

Operating expenses:
Operational general and administrative	60,820	59,288
Corporate general and administrative	13,993	15,413
Total operating expenses	74,813	74,701

Operating income	16,831	19,495

Interest expense, net	10,832	4,831
Income before incomes taxes	5,999	14,664
Income tax expense	2,325	5,328
Net income-including noncontrolling interest	3,674	9,336
Net loss-noncontrolling interest	(32)	(82)
Net income-ResCare, Inc.	$3,706	$9,418

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	SUCCESSOR	PREDECESSOR
	2011	2010
Cash flows from operating activities:
Net income-including noncontrolling interest	$3,674	$9,336
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	5,001	6,419
Amortization of discount and deferred debt issuance costs	888	408
Share-based compensation	—	845
Deferred income taxes, net	1,773	1,664
Excess tax expense from share-based compensation	—	185
Provision for losses on accounts receivable	1,694	1,714
Loss (gain) on sale of assets	23	(14)
Changes in operating assets and liabilities	9,382	(2,915)
Cash provided by operating activities	22,435	17,642

Cash flows from investing activities:
Purchases of property and equipment	(2,081)	(2,277)
Acquisitions of businesses, net of cash acquired	(6,109)	(11,391)
Proceeds from sale of assets	—	24
Cash used in investing activities	(8,190)	(13,644)

Cash flows from financing activities:
Long-term debt (repayments) borrowings	(31,493)	284
Short-term borrowings (repayments)-three months or less, net	7,000	(4,000)
Payments on obligations under capital lease	(23)	(41)
Funds contributed by co-investors	1,400	—
Debt issuance costs	(129)	(4,352)
Excess tax expense from share-based compensation	—	(185)
Employee withholding payments on share-based compensation	—	(260)
Cash used in financing activities	(23,245)	(8,554)

Effect of exchange rate changes on cash and cash equivalents	90	(14)

Decrease in cash and cash equivalents	(8,910)	(4,570)

Cash and cash equivalents at beginning of period	27,552	20,672

Cash and cash equivalents at end of period	$18,642	$16,102

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1.             Basis of Presentation

Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, youth with special needs, adults who are experiencing barriers to employment, and older people who need home care assistance. All references in this Quarterly Report on Form 10-Q to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

On November 16, 2010, an affiliate of Onex Partners III LP (Purchaser) completed a tender offer to acquire the outstanding shares of ResCare common stock, as further described in Note 2. The acquisition resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (previously Statement of Financial Accounting Standards No. 141R). This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying condensed consolidated financial statements and the notes to condensed consolidated financial statements reflect separate reporting periods for successor and predecessor where applicable.

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

For further information refer to the consolidated financial statements and footnotes thereto in our Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation due to the change in reporting units discussed in Note 8 and for the presentation of gross profit. We have changed the presentation in our Condensed Consolidated Statements of Income by reclassifying operational general and administrative expenses, previously classified as facility and program expenses, to Operating expenses. Costs related to the provision of services are now deducted from revenues to arrive at gross profit. This reclassification had no impact to the Operating income line item. All prior period amounts were reclassified to conform to this new presentation. Such reclassifications had no material effect on the Company’s previously reported condensed consolidated financial position, results of operations or cash flows.

Segments

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic and international job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We have presented prior periods to reflect the change in our segments. Further information regarding our segments is included in Note 8.

Note 2.             Onex Transaction

On September 6, 2010, Purchaser entered into a share exchange agreement with ResCare, pursuant to which it agreed to acquire all shares of ResCare common stock not already owned by Onex Corporation and its affiliates, including Onex Partners LP (collectively, the Onex Investors), for a purchase price of $13.25 per share on the terms and conditions set forth therein.

In accordance with the share exchange agreement, Purchaser commenced a tender offer to acquire all outstanding shares of ResCare common stock not already held by Purchaser and its affiliates (the Public Shares) on October 7, 2010. On November 16, 2010, the Onex Investors (including Onex Partners III LP) contributed $120.0 million to Purchaser in exchange for Purchaser’s common membership interests and $158.8 million for Purchaser’s preferred membership interests that accrue a preferred return at the rate of 4.8%. The tender offer was consummated on November 16, 2010 (the Stock Tender Offer). Purchaser purchased 21,044,765 Public Shares in the Stock Tender Offer, and, at that time, the Onex Investors beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis. The change of control occurred on November 16, 2010, which is the acquisition date for accounting purposes.

On December 20, 2010, the ResCare shareholders approved the second-step share exchange transaction (the Share Exchange) in which all Public Shares not acquired in the Stock Tender Offer, excluding shares held by members of our management who agreed to roll-over their existing equity ownership into equity of Onex Rescare Holdings Corp. (Rollover Holders), were to be exchanged for $13.25 per share, without interest.

The following transactions occurred concurrently on December 22, 2010:

•           ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility;

•           ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (Notes) in a private placement under the Securities Act of 1933;

•           ResCare repurchased $120 million (approximately 80%) aggregate principal amount of its previously tendered 7.75% Senior Notes due 2013; the remaining $30 million of these Senior Notes that were not repurchased were satisfied and discharged by delivering to the trustee amounts sufficient to pay the applicable redemption price in January 2011;

•           The Purchaser completed the previously announced acquisition of all of the publicly held common shares of ResCare through the second-step share exchange transaction, whereby each outstanding share of ResCare common stock not currently held by Onex Investors was exchanged for the right to receive $13.25 in cash ($56.9 million); and

•           The Purchaser redeemed preferred membership interests held by certain of the Onex Investors for an amount equal to the contributions ($158.8 million) made by them in respect of the purchase of such interests plus the accrued preferred return ($0.8 million) on such interests through the redemption date.

Following the Share Exchange, the issuance of the Notes and receipt of required regulatory approvals, Onex Partners LP and the other Onex Investors holding shares of ResCare’s common and preferred stock prior to the commencement of the Stock Tender Offer contributed those shares to Onex Rescare Holdings Corp. (New Holdco) in exchange for shares of New Holdco’s nonvoting common stock. On December 22, 2010, an independent group of co-investors contributed $1.4 million to New Holdco in exchange for shares of New Holdco’s voting common stock. During the first quarter of 2011, New Holdco contributed the $1.4 million to ResCare. In addition, the Onex affiliates holding membership interests ($120.0 million) in Purchaser and the Rollover Holders contributed their interests in such entity to New Holdco in exchange for shares of New Holdco’s voting common stock. Following these contributions, Purchaser was merged into ResCare, with ResCare as the surviving entity. ResCare is now a wholly owned subsidiary of New Holdco, which in turn, is now owned by the Onex Investors, certain co-investors and members of our management team.

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share.

The Company is currently in the process of finalizing the purchase price allocation with respect to the Onex transaction and must complete: (1) finalization of the third-party valuation report and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final calculation of the deferred income taxes. Therefore, accounts that are considered preliminary as of March 31, 2011, include deferred income taxes, goodwill, other intangible assets, other liabilities, noncontrolling interest and property, plant and equipment.

The preliminary purchase price allocation is as follows:

Fair Value
at Nov. 16,
2010

Cash and cash equivalents	$15,459
Accounts and notes receivable	266,508
Deferred income taxes	14,896
Prepaid expenses and other current assets	25,985
Property, plant and equipment	96,388
Goodwill	229,931
Other intangible assets	321,249
Other assets	12,079
Total assets acquired	982,495
Current liabilities	191,007
Long-term debt	205,437
Deferred income taxes	100,223
Other long-term liabilities	33,384
Total liabilities assumed	530,051
Net assets acquired	$452,444

The fair values were estimated by the Company’s management based on independent appraisals, fair values of equivalent properties or analysis of expected future cash flows. The gross contractual amount of accounts and notes receivable at November 16, 2010 was $293.8 million. The Company estimates that $27.3 million of the receivable-related contractual cash flows as of November 16, 2010 are not expected to be collected.

The following table details the goodwill and identifiable intangible assets acquired in the Onex transaction and their estimated values and expected amortizable lives:

	Fair	Useful Life
	Value	(Years)

Goodwill	$229,931	Indefinite
Other Intangible assets:
Licenses	227,440	Indefinite
Trade names	63,590	20
Customer relationships	28,160	20
Covenants not to compete	1,480	2
Other	579	5
Total other intangible assets	321,249
Total intangible assets	$551,180

There were no purchased research and development assets acquired and written-off in connection with the Onex transaction. Approximately $169 million of the goodwill is expected to be deductible for tax purposes.

Note 3.             Acquisitions

We completed two acquisitions within our Residential Services segment during the first quarter of 2011. Aggregate consideration for these acquisitions was approximately $6.8 million, including $0.7 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $15.0 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$120
Other intangible assets	320
Goodwill	6,299
Other assets	34
Aggregate purchase price	$6,773

The other intangible assets consist primarily of trade names and covenants not to compete. All intangible assets will be amortized over five years. We expect all of the $6.3 million of goodwill will be deductible for tax purposes.

Note 4.             Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the three months ended March 31, 2011 is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total
Balance at December 31, 2010
Goodwill	$140,599	$36,842	$26,385	$31,041	$234,867
Goodwill added through acquisitions	6,299	—	—	—	6,299
Adjustments to previously recorded goodwill (1)	138	(12)	—	157	283
Balance at March 31, 2011	$147,036	$36,830	$26,385	$31,198	$241,449

(1)       Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

Note 5.             Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31
	SUCCESSOR	PREDECESSOR
	2011	2010

Net income-Res-Care, Inc.	$3,706	$9,418
Foreign currency translation adjustments arising during the period	94	(1,244)
Comprehensive income	$3,800	$8,174

Note 6.             Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2011	2010

10.75% senior notes due 2019	$200,000	$200,000
Senior secured term loan due 2016, net of discount of $3.2 million in 2011
and $3.4 million in 2010	166,332	166,615
7.75% senior notes due 2013	—	30,535
Senior secured credit facility	7,000	—
Obligations under capital leases	500	523
Notes payable and other	8,919	8,929
	382,751	406,602
Less current portion	9,042	39,287
	$373,709	$367,315

Note 7.             Financial Instruments

At March 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$218,000	$200,000	$206,000
Senior secured term loan	166,332	166,332	166,615	171,615
7.75% Senior Notes	—	—	30,535	31,451
Senior secured credit facility	7,000	7,000	—	—
Notes payable and other	8,919	8,790	8,929	8,639

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 8.             Segment Information

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic and international job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. We have presented both periods below to reflect the change in our segments.

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Corporate	Total
Three months ended March 31:
2011 (Successor)
Revenues	$206,346	$78,816	$45,596	$58,035	$—	$388,793
Operating income (loss) (1)	22,017	5,237	3,228	566	(14,217)	16,831
Total assets	387,381	311,141	106,481	101,827	49,477	956,307
Capital expenditures	1,061	117	43	114	746	2,081
Depreciation and amortization	2,606	550	289	396	1,160	5,001

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Corporate	Total
2010 (Predecessor)
Revenues	$203,961	$72,994	$46,526	$66,380	$—	$389,861
Operating income (loss) (1)	21,865	3,689	3,799	5,642	(15,500)	19,495
Total assets	359,425	242,038	91,526	115,800	51,033	859,822
Capital expenditures	1,019	138	52	290	778	2,277
Depreciation and amortization	1,947	820	495	917	2,240	6,419

(1)        Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Note 9.             Share-Based Compensation

As described in Note 2, a change of control occurred with the Onex transaction on November 16, 2010. The outstanding stock options were forfeited and all outstanding restricted shares vested immediately and were acquired as part of the share exchange. All share-based compensation expense related to the prior share-based incentive plans was recorded in the predecessor period which ended November 15, 2010. There were no new share-based compensation plans initiated immediately after the change of control.

During the second quarter of 2011, executive officers signed new employment contracts that included equity-based incentive compensation which is in the form of options to purchase shares of the Class A common stock of Onex Rescare Holdings Corp., the entity that holds all of the outstanding shares of ResCare.

As of March 31, 2011, the new employment contracts had not been signed and, therefore, no new options had been awarded. No share-based compensation expense was recorded for the three months ended March 31, 2011.

Note 10.           Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our condensed consolidated financial condition, results of operations or cash flows.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Ruling on a motion by Plaintiff, on December 15, 2010, the trial court increased the amount of supersedeas bond we previously posted while our appeal is pending from $27.2 million to $72.2 million, an amount which represented the original judgment plus interest. We filed an appeal of the bond increase, and on March 31, 2011, the Court of Appeals ruled in our favor and reversed the trial court. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Note 11.           Noncontrolling Interest

As of March 31, 2011, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. The value in the table below is preliminary for the successor period, as the Company is in the process of finalizing the purchase price allocation as described in Note 2. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$(18)
Net loss-noncontrolling interest	(32)
Noncontrolling interest as of March 31, 2011	$(50)

Note 12.           Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated financial position or results of operations.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$4,301	$9,457	$4,884	$—	$18,642
Accounts receivable, net	21,474	188,856	1,703	—	212,033
Refundable income taxes	1,649	—	—	—	1,649
Deferred income taxes	14,678	—	80	—	14,758
Non-trade receivables	952	1,581	68	—	2,601
Prepaid expenses and other current assets	7,308	9,879	545	—	17,732
Total current assets	50,362	209,773	7,280	—	267,415

Property and equipment, net	54,377	40,698	601	—	95,676
Goodwill	230,258	11,191	—	—	241,449
Other intangible assets, net	319,001	2,538	—	—	321,539
Investment in subsidiaries	885,443	41,782	80,267	(1,007,492)	—
Other assets	25,972	4,143	113	—	30,228
	$1,565,413	$310,125	$88,261	$(1,007,492)	$956,307

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$22,637	$20,786	$996	$—	$44,419
Accrued expenses	75,068	64,119	2,468	—	141,655
Current portion of long-term debt	(585)	3,164	6,371	—	8,950
Current portion of obligations under
capital leases	4	88	—	—	92
Accrued income taxes	475	—	(78)	—	397
Total current liabilities	97,599	88,157	9,757	—	195,513

Intercompany	709,128	(700,155)	(8,973)	—	—
Long-term liabilities	34,751	36	—	—	34,787
Long-term debt	371,632	1,669	—	—	373,301
Obligations under capital leases	—	408	—	—	408
Deferred gains	416	—	—	—	416
Deferred income taxes	104,306	—	(5)	—	104,301
Total liabilities	1,317,832	(609,885)	779	—	708,726

Total shareholder’s equity	247,581	920,010	87,482	(1,007,492)	247,581
	$1,565,413	$310,125	$88,261	$(1,007,492)	$956,307

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$11,084	$9,825	$6,643	$—	$27,552
Accounts receivable, net	37,902	175,721	2,318	—	215,941
Refundable income taxes	1,297	—	(98)	—	1,199
Deferred income taxes	14,234	—	72	—	14,306
Non-trade receivables	5,300	1,541	506	—	7,347
Prepaid expenses and other current assets	8,385	9,495	725	—	18,605
Total current assets	78,202	196,582	10,166	—	284,950

Property and equipment, net	31,345	64,895	757	—	96,997
Goodwill	226,628	8,239	—	—	234,867
Other intangible assets, net	320,316	2,270	—	—	322,586
Investment in subsidiaries	885,443	41,794	80,267	(1,007,504)	—
Other assets	25,834	4,127	147	—	30,108
	$1,567,768	$317,907	$91,337	$(1,007,504)	$969,508

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$29,343	$24,832	$2,077	$—	$56,252
Accrued expenses	68,291	57,649	1,109	—	127,049
Current portion of long-term debt	32,232	3,015	3,948	—	39,195
Current portion of obligations under
capital leases	6	86	—	—	92
Accrued income taxes	1,480	—	(76)	—	1,404
Total current liabilities	131,352	85,582	7,058	—	223,992

Intercompany	695,613	(688,106)	(7,507)	—	—
Long-term liabilities	31,511	2,013	188	—	33,712
Long-term debt	364,798	2,086	—	—	366,884
Obligations under capital leases	—	431	—	—	431
Deferred income taxes	102,081	—	(5)	—	102,076
Total liabilities	1,325,355	(597,994)	(266)	—	727,095

Total shareholder’s equity	242,413	915,901	91,603	(1,007,504)	242,413
	$1,567,768	$317,907	$91,337	$(1,007,504)	$969,508

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$63,257	$322,444	$3,092	$—	$388,793

Operating expenses	67,002	298,436	6,524	—	371,962
Operating (loss) income	(3,745)	24,008	(3,432)	—	16,831

Other (income) expenses:
Interest, net	10,818	(50)	64	—	10,832
Equity in earnings of subsidiaries	(12,595)	—	—	12,595	—
Total other expenses (income)	(1,777)	(50)	64	12,595	10,832

(Loss) income before income taxes	(1,968)	24,058	(3,496)	(12,595)	5,999
Income tax (benefit) expense	(5,642)	9,322	(1,355)	—	2,325
Net income (loss) – including noncontrolling interests	3,674	14,736	(2,141)	(12,595)	3,674
Net loss – noncontrolling interest	—	(32)	—	—	(32)
Net income (loss) – Res-Care, Inc.	$3,674	$14,768	$(2,141)	$(12,595)	$3,706

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$66,191	$317,625	$6,045	$—	$389,861

Operating expenses	70,155	294,233	5,978	—	370,366
Operating (loss) income	(3,964)	23,392	67	—	19,495

Other (income) expenses:
Interest, net	4,808	(22)	45	—	4,831
Equity in earnings of subsidiaries	(14,922)	—	—	14,922	—
Total other (income) expenses	(10,114)	(22)	45	14,922	4,831

Income (loss) before income taxes	6,150	23,414	22	(14,922)	14,664
Income tax (benefit) expense	(3,186)	8,506	8	—	5,328
Net income (loss) – including noncontrolling interests	9,336	14,908	14	(14,922)	9,336
Net loss – noncontrolling interest	—	(40)	(42)	—	(82)
Net income – Res-Care, Inc.	$9,336	$14,948	$56	$(14,922)	$9,418

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income – including noncontrolling interest	$3,674	$14,736	$(2,141)	$(12,595)	$3,674
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	3,015	1,935	51	—	5,001
Amortization of discount and deferred debt issuance costs on notes	888	—	—	—	888
Deferred income taxes, net	1,781	—	(8)	—	1,773
Provision for losses on accounts receivable	845	836	13	—	1,694
Loss on sale of assets	—	23	—	—	23
Equity in earnings of subsidiaries	(12,595)	—	—	12,595	—
Changes in operating assets and liabilities	32,674	(23,033)	(259)	—	9,382
Cash provided by (used in) operating activities	30,282	(5,503)	(2,344)	—	22,435
Investing activities:
Purchases of property and equipment	(24,515)	22,329	105	—	(2,081)
Acquisitions of businesses, net of cash acquired	—	(6,109)	—	—	(6,109)
Cash (used in) provided by investing activities	(24,515)	16,220	105	—	(8,190)
Financing activities:
Long-term debt (repayments) borrowings	(32,158)	665	—	—	(31,493)
Short-term borrowings (repayments)— three months or less, net	5,742	(1,165)	2,423	—	7,000
Payments on obligations under capital leases	—	(23)	—	—	(23)
Debt issuance costs	(129)	—	—	—	(129)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net payments relating to intercompany financing	12,595	(10,615)	(1,980)	—	—
Cash (used in) provided by financing activities	(12,550)	(11,138)	443	—	(23,245)
Effect of exchange rate changes on cash and cash equivalents	—	53	37	—	90
(Decrease) increase in cash and cash equivalents	(6,783)	(368)	(1,759)	—	(8,910)
Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$4,301	$9,457	$4,884	$—	$18,642

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income – including noncontrolling interest	$9,336	$14,908	$14	$(14,922)	$9,336
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	2,796	3,370	253	—	6,419
Amortization of discount and deferred debt issuance costs on notes	408	—	—	—	408
Share-based compensation	845	—	—	—	845
Deferred income taxes, net	1,662	—	2	—	1,664
Excess tax expense from exercise of stock options	185	—	—	—	185
Provision for losses on accounts receivable	—	1,714	—	—	1,714
Gain on sale of assets	—	(14)	—	—	(14)
Equity in earnings of subsidiaries	(14,922)	—	—	14,922	—
Changes in operating assets and liabilities	92,519	(93,927)	(1,507)	—	(2,915)
Cash provided by (used in) operating activities	92,829	(73,949)	(1,238)	—	17,642
Investing activities:
Purchases of property and equipment	(1,184)	(1,127)	34	—	(2,277)
Acquisitions of businesses, net of cash acquired	—	(11,391)	—	—	(11,391)
Proceeds from sale of assets	—	24	—	—	24
Cash (used in) provided by investing activities	(1,184)	(12,494)	34	—	(13,644)
Financing activities:
Long-term debt (repayments) borrowings	(1,213)	1,497	—	—	284
Short-term (repayments) borrowings— three months or less, net	(2,758)	(2,051)	809	—	(4,000)
Payments on obligations under capital leases	—	(41)	—	—	(41)
Debt issuance costs	(4,352)	—	—	—	(4,352)
Net payments relating to intercompany financing	(90,398)	90,330	68	—	—
Excess tax expense from share-based compensation	(185)	—	—	—	(185)
Employee withholding payments on share-based compensation	(260)	—	—	—	(260)
Cash (used in) provided by financing activities	(99,166)	89,735	877	—	(8,554)
Effect of exchange rate changes on cash and cash equivalents	—	65	(79)	—	(14)
(Decrease) increase in cash and cash equivalents	(7,521)	3,357	(406)	—	(4,570)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$(758)	$8,012	$8,848	$—	$16,102

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) is intended to help the reader understand ResCare’s financial performance and condition. MD&A complements, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in MD&A to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

Onex Transaction

As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on November 16, 2010, an affiliate of Onex Partners III LP (Purchaser) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the Onex Investors) beneficially owned 87.5% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis.

This change of control resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (previously Statement of Financial Accounting Standards No. 141R). This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements reflect March 31, 2011 and December 31, 2010 as successor and March 31, 2010 as predecessor.

As a result of the following transactions on December 22, 2010, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp. (New Holdco), which in turn, is owned by the Onex Investors, certain co-investors and members of our management team:

•                  ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility;

•                  ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (the Notes) in a private placement under the Securities Act of 1933;

•                  ResCare repurchased $120 million (approximately 80%) aggregate principal amount of its 7.75% Senior Notes due 2013 in a tender offer, and the $30 million aggregate principal amount of 7.75% Senior Notes not tendered was satisfied and discharged by delivering to the trustee amounts sufficient to pay the applicable redemption price, plus accrued and unpaid interest up to the January 21, 2011 redemption date;

•                  Purchaser completed the acquisition of all of the publicly held common shares of ResCare through a second-step share exchange transaction, whereby each outstanding share of ResCare common stock not currently held by Onex Investors or by members of management was exchanged for the right to receive $13.25 in cash (a total of $56.9 million);

•                  Purchaser redeemed preferred membership interests held by certain of the Onex Investors for an amount equal to the contributions ($158.8 million) made by them in respect of the purchase of such interests plus the accrued preferred return ($0.8 million) on such interests through the redemption date; and

•                  The holders of equity interests in Purchaser and of ResCare stock contributed those holdings to New Holdco in exchange for New Holdco stock, and Purchaser was merged into ResCare, with ResCare as the surviving entity.

Overview of Our Business

We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping, transportation and some skilled nursing care to the elderly in their own homes. Additionally, we provide services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment into the workforce and become productive employees.

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic and international job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. Further information regarding our segments is included in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Revenues for our Residential Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis.

Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Rates are periodically adjusted based upon state budgets or economic conditions and their impact on state budgets. At programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. At most programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. Through ResCare HomeCare, we also provide in-home services to seniors on a private pay basis. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL) through our Youth Services operations. Under Job Corps contracts, we are reimbursed for direct costs of services related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as cost of services. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

We operate job training and placement programs that assist disadvantaged job seekers in finding employment and improving their career prospects through our Workforce Services operations. These programs are administered under contracts with local and state governments. We are typically reimbursed for direct costs of services related to the job training centers, allowable indirect costs plus a fee for profit. The fee can take the form of a fixed contractual amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and Department of Health and Human Services.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form S-4 registration statement filed on April 15, 2011. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first quarter of 2011, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	SUCCESSOR		PREDECESSOR
	2011		2010
	(Dollars in thousands)
Revenues:
Residential Services	$206,346		$203,961
ResCare HomeCare	78,816		72,994
Youth Services	45,596		46,526
Workforce Services	58,035		66,380
Consolidated	$388,793		$389,861

Operating (loss) income:
Residential Services	$22,017		$21,865
ResCare HomeCare	5,237		3,689
Youth Services	3,228		3,799
Workforce Services	566		5,642
Corporate (1)	(14,217)		(15,500)
Consolidated	$16,831		$19,495

Operating margin:
Residential Services	10.7%		10.7%
ResCare HomeCare	6.6%		5.1%
Youth Services	7.1%		8.2%
Workforce Services	1.0%		8.5%
Corporate (1)	(3.7%	)	(4.0%	)
Consolidated	4.3%		5.0%

(1)        Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2011 decreased $1.1 million, or 0.3%, from the same period in 2010. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2011, was $16.8 million compared to operating income of $19.5 million from the same period in 2010. Consolidated operating margins were 4.3% and 5.0% for the quarterly periods in 2011 and 2010, respectively. The decrease in operating income and margin primarily resulted from losses in our international business unit and the closing of certain workforce services contracts.

Net interest expense increased $6.0 million for the first quarter of 2011 compared to the same period in 2010. The increase was attributable to the increase in long-term debt of $186 million, along with the increase in interest rates arising from the refinancing of debt in December 2010 in which the annual interest rate payable on our outstanding unsecured senior notes increased from 7.75% to 10.75%. Our effective income tax rate for the three months ended March 31, 2011 was 38.8% as compared to 36.3% over the same period in 2010. The 2011 rate was negatively impacted by losses in our international operations.

Residential Services

Residential Services revenues for the quarter ended March 31, 2011 increased $2.4 million, or 1.2%, over the same period in 2010. This increase was due primarily to a $3.3 million increase in our pharmacy business revenue, which was partially offset by rate and service cuts in certain states. Operating margin was 10.7% for the quarters ended March 31, 2011 and 2010.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended March 31, 2011 increased $5.8 million, or 8.0%, over the same period in 2010. This increase was due primarily to acquisition growth, which was partially offset by rate and service cuts in certain states. Operating margin increased from 5.1% in 2010 to 6.6% in 2011, due to growth.

Youth Services

Youth Services revenues for the quarter ended March 31, 2011 decreased $0.9 million, or 2.0%, from the same period of 2010, due primarily to a reduction in our Residential Youth reporting unit revenues driven by lower census. Operating margin decreased from 8.2% in the first quarter of 2010 to 7.1% in the same period in 2011, due primarily to an inability to reduce costs commensurate with the revenue declines.

Workforce Services

Workforce Services revenues for the quarter ended March 31, 2011 decreased $8.3 million, or 12.6%, from the same period in 2010, due primarily to the favorable impact in the 2010 period related to the close-out of the previous Indiana workforce services contract, as well as the expiration of certain contracts in Texas in the fourth quarter of 2010 and a decrease in revenue of $2.9 million in 2011 from our international operations, partially offset by new contracts in Florida and California. Operating margin decreased from 8.5% in the first quarter of 2010 to 1.0% in the same period in 2011, due primarily to losses in our international operations. Operating income for international operations decreased $4.0 million from the prior year quarter due to the wind-down of contracts in the U.K. and costs associated with the closure of our operations in Germany and the Netherlands.

After the elections in the United Kingdom in the beginning of 2010, all workforce providers were notified that the current contracts would expire in June 2011. The newly created “Work Programme” offered workforce services providers the opportunity to bid on new contracts. We were not awarded any contracts under this bidding process. Revenues for these contracts in the first quarter of 2011 were approximately $2.7 million, with a loss of $2.1 million. Management is in the process of evaluating the sustainability of the international operations under its current contract base and we are considering various strategic alternatives for the unit, including its sale, liquidation or continuation.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses decreased $1.3 million due primarily to a decrease in depreciation expense of $1.1 million. The decrease in depreciation is due to the valuation of our fixed assets as required through purchase price accounting for the Onex transaction described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $13.2 million, or 1.4%, at March 31, 2011 over balances at December 31, 2010. This was primarily due to a decrease in cash.

Cash and cash equivalents were $18.6 million at March 31, 2011, as compared to $27.6 million at December 31, 2010. Cash provided from operations for the three months ended March 31, 2011 was $22.4 million compared to $17.6 million for the three months ended March 31, 2010.

Net accounts receivable at March 31, 2011 decreased to $212.0 million, compared to $215.9 million at December 31, 2010. Days of revenue in net accounts receivable were 47.2 days at March 31, 2011, compared with 49.4 days at December 31, 2010. The improvement in days of revenue is due to increased cash collections.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new programs, and our need for sufficient working capital for general corporate purposes. Since most of our programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flows and borrowings under our revolving credit facility.

Our investing activities at March 31, 2011 decreased $5.5 million over the same period in 2010 primarily due to investment in acquisitions. We used $11.4 million on business acquisitions during the first three months of 2010 compared to $6.1 million during the same period of 2011.

Our financing activities included a net payment of debt and capital lease obligations of $24.5 million for the first three months of 2011. This compares to a net payment of debt and capital lease obligations of $3.8 million for the same period in 2010. In January 2011 we paid the remainder due of $30.5 million on the 7.75% Senior Notes. In January 2010 we paid $4.4 million in debt issuance costs due to the amendment of our credit facility. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

On December 22, 2010, we issued $200 million of 10.75% Senior Notes due January 15, 2019 in a private placement to qualified institutional buyers under the Securities Act of 1933. The 10.75% Senior Notes, which had an issue price of 100% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The effective interest rate for these notes is approximately 10.75%. Proceeds were used to fund $120 million of our tendered 7.75% Senior Notes due October 2013. The remaining $30 million of these Senior Notes that were not repurchased were satisfied and discharged by delivering to the trustee amounts sufficient to pay the applicable redemption price in January 2011. The 7.75% Senior Notes were originally issued on October 3, 2005 for $150 million under a private placement arrangement at an issue price of 99.261%. These securities were unsecured obligations. In addition, proceeds from the $200 million issuance of 10.75% Senior Notes were used to purchase outstanding shares of common stock tendered by our shareholders and for general corporate purposes. The 10.75% Senior Notes are jointly, severally, fully and unconditionally guaranteed by our domestic subsidiaries.

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under the revolving credit facility is $275 million until July 28, 2013, after which the revolving credit facility will be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility will be $240 million. In addition, $175 million of additional borrowing capacity will be available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment continues to provide for the exclusion of charges incurred in connection with the resolution of the matter described in Note 10 of the Notes to Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

On December 22, 2010, we issued a $170 million senior secured term loan (the Term Loan) due December 22, 2016, at a discounted price of 98% with realized net proceeds of $166.6 million. Additional capacity of $175 million will be available for use to increase the Term Loan, or to increase the revolving credit facility, subject to certain limitations and conditions in our other debt agreements. The Term Loan was used primarily to repay the $159.6 million of preferred equity plus accrued dividends from Purchaser, to various Onex affiliates related to its acquisition and funding of tendered Company shares on November 16, 2010. The Term Loan contains various financial covenants similar with respect to the amended and restated revolving credit facility. The Term Loan will be an amortizing obligation, with principal payments of 1% of the outstanding Term Loan balance due annually. Pricing for the Term Loan will be variable, at the London Interbank Offer Rate (LIBOR) plus 550 basis points.

LIBOR is defined as having a minimum rate of 1.75%. The Term Loan is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

As of March 31, 2011, we had irrevocable standby letters of credit in the principal amount of $67.6 million issued primarily in connection with our insurance programs. As of March 31, 2011, we had $200.4 million available under the amended and restated revolving credit facility, with an outstanding balance of $7.0 million. Outstanding balances bear interest at 4.50% over the LIBOR or other bank developed rates at our option. As of March 31, 2011, the weighted average interest rate was 4.75%. Letters of credit had a borrowing rate of 4.625% as of March 31, 2011. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at March 31, 2011, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 65% through Medicaid reimbursement, 8% from the DOL and 27% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2011 or 2010.

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had outstanding borrowings totaling $166.6 million at December 31, 2010 and $173.3 million at March 31, 2011. A 100 basis point movement in the interest rate would result in approximately $1.7 million annualized effect on interest expense and cash flows.

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

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.           Risk Factors

You should carefully consider the following factors in addition to the other information set forth in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, results of operations, cash flows and financial condition and our ability to make payments on our 10.75% Senior Notes due 2019 and Senior Secured Term Loan due 2016 (Notes) would likely suffer.

Risks related to our business and industry

Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability and collectability of receivables.

We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could influence governments to significantly decrease or eliminate appropriations for these services, which could reduce our revenues materially. The majority of states have forecasted budget shortfalls as a result of the current economic environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. The recent health reform legislation places further demands on Medicaid budgets by mandating that states expand Medicaid eligibility. Future federal or state initiatives could institute managed care programs for individuals we serve, eliminate programs or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

Our ability to collect accounts receivable is also subject to developments at state payor agencies, state budget pressures, economic conditions and other factors outside our control that may cause us to record higher provisions for allowances for doubtful accounts or incur bad debt write-offs, both of which could have a material adverse effect on our business, financial position, results of operations and liquidity. Changes in reimbursement procedures by the states, including engaging new agents to manage the reimbursement function, may delay reimbursement payments and create backlogs. Paying aged receivables may be a lower priority for states experiencing budgetary pressures despite our meeting applicable billing requirements. This may increase the need to pursue more aggressive collection activities, including litigation, against government agencies and other payors. Events that delay or prevent our collection of accounts receivable could have a material adverse effect on our financial condition.

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

Our revenues and operating profitability depend on our reimbursement rates and timely payment.

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels, to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services, and to receive timely payment. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, or if states are not timely in their payments to us, our revenues and profitability could be materially adversely affected.

Our inability to maintain and renew our existing contracts and to obtain additional contracts would adversely affect our revenues.

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. In the past we have had contracts that were terminated or not renewed. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Workforce Services training centers. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Workforce Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, changes in the political environment, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future operating or development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. These contracts may not be renewed.

Our operations may subject us to substantial litigation.

Our management of residential, homecare, training, educational and support programs for our clients has exposed and will continue to expose us to potential claims or litigation by our clients, employees or other individuals for wrongful death, personal injury or other damages resulting from contact with our programs, personnel or other clients. Regulatory agencies have initiated and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and have imposed monetary penalties or other sanctions on us. We have been and in the future may be required to pay amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the human services industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits as well as to the government. We are also subject to potential actions and substantial penalties under the False Claims Act brought by the Department of Justice. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law, the Fair Labor Standards Act or state wage and hour laws, intentional tort claims and workers compensation claims. Some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation and have a material adverse effect on us in the future.

An unfavorable jury verdict could have a material adverse effect on our financial results.

A jury returned a verdict of approximately $53.9 million in damages against us in November 2009, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages. The judgment was subsequently reduced by the trial court judge to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Ruling on a motion by Plaintiff, on December 15, 2010, the trial court increased the amount of supersedeas bond we previously posted while our appeal is pending from $27.2 million to $72.2 million, an amount which represented the original judgment plus interest. We filed an appeal of the bond increase, and on March 31, 2011, the Court of Appeals ruled in our favor and reversed the trial court. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or to reduce the amount of the damages is unsuccessful, it would reduce our capital resources available to fund acquisitions and other operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

As part of our growth strategy, we intend to make selective acquisitions. Additionally, we also assess opportunities to maximize shareholder value and seek diversification through investments with other business partners. We may need additional funds to continue to take advantage of acquisition opportunities, and financing may not be available on acceptable terms or at all. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•                  we may be unable to maintain and renew the contracts of the acquired business, which if significant to that business, may require us to review alternatives such as divesting, selling or scaling back that particular business;

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

Workers’ compensation, employee health, general/professional and auto liability insurance claims and premiums represent significant costs to us. Because we self-insure for a portion of these risks, our insurance expense depends on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising healthcare costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows.

As well, changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits and excess coverage availability depend in large part on the insurance market. We utilize historical data to estimate our reserves for our insurance programs. Beginning on July 1, 2005, we have excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

•                  relationships with referral sources;

•                  operating policies and procedures;

•                  addition of programs and services; and

•                  billing for services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of them. In the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our programs, equipment, personnel, services, capital expenditure programs and operating expenses.

If we fail to comply with applicable laws and regulations, we could be subject to various sanctions, including criminal penalties, civil penalties (including the loss of our licenses or contracts to operate one or more of our homes or programs) and exclusion of one or more of our homes or programs from participation in the Medicare, Medicaid and other federal and state health care programs. Similar risks would apply in each foreign country where we do business. In the past we have had some of our licenses suspended or terminated and/or one or more of our programs excluded. If allegations of noncompliance were to arise in the future in respect of a significant subsidiary or in respect of ResCare that might jeopardize its participation in Medicare or Medicaid, an adverse outcome could have a material adverse effect on our business, results of operations or liquidity.

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

Like other participants in the human services industry, we receive requests and demands for information from government agencies in connection with the regulatory or investigational authority. Such requests can include subpoenas, civil investigative demands, demand letters or search warrants for documents to assist the government in audits or investigations. In addition, under the False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. A number of states and cities have adopted similar whistleblower and false claims provisions.

We are required to comply with laws governing the transmission, privacy and security of health information.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and Health Information Technology and Clinical Health Act of 2009 (HITECH) require us to comply with standards for privacy and security of health information, including the exchange of health information within our company and with third parties, such as payors, business associates and patients. HIPAA and HITECH also require us to comply with standards for transmission of health information in common health care transactions. HIPAA and HITECH requirements include standards for:

•                  claims information, plan eligibility, payment information and the use of electronic signatures;

•                  unique identifiers for providers, employers, health plans and individuals;

•                  protecting the privacy of health information;

•                  maintaining the security of health information; and

•                  HIPAA enforcement.

If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including the significantly expanded penalties enacted under HITECH.

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

We are subject to the Payment Error Rate Measurement (PERM) program implemented to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (CHIP). If PERM audits require us to repay a material amount to states as a result of payment errors, it could have a material adverse effect on our business, financial condition or results of operations.

Increases in regulatory oversight can result in higher operating costs.

Although we believe we are operating in material compliance with established laws and regulations, state regulatory agencies often have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Future increased regulatory oversight could result in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses.

Media coverage critical of us or our industry may harm our results.

Media coverage of the industry, including operators of programs for individuals with intellectual and other developmental disabilities, has, from time to time, included reports critical of the current trend toward privatization and of the operation of certain of these programs. Adverse media coverage about providers of these services in general, and us in particular, could lead to increased regulatory scrutiny in some areas, and could have a material adverse effect on our revenues and profitability by, among other things, adversely affecting our ability to obtain or retain contracts, discouraging government agencies from privatizing programs, increasing regulation and resulting compliance costs, or discouraging clients from using our services.

Our program expenses may fluctuate.

Our program expenses may also fluctuate from period to period, due in large part to changes in labor costs, insurance and energy costs. Labor costs are affected by a number of factors, including the availability of qualified personnel, effective management of our programs, changes in service models, state budgetary pressures, severity of weather and other natural disasters. Our annual insurance costs and self-insured retention limits can rise due to developments in the insurance market or our claims history. Significant fluctuations in our program expenses may have a material adverse effect on our business, results of operations and financial condition.

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

Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for individuals with developmental disabilities and their families, and the public. We also rely on government entities to refer clients to our programs. Negative publicity, changes in public perception, the actions of clients under our care or investigations with respect to our industry, operations or policies could increase government scrutiny, increase compliance costs, hinder our ability to obtain or retain contracts, reduce referrals, discourage privatization of programs, and discourage clients from using our services. Any of these events could have a material adverse effect on our business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.

A loss of our status as a licensed service provider in any jurisdiction could result in the termination of existing services and our inability to market our services in that jurisdiction.

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our programs or employees to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our programs to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications suspended or terminated in the past. If we lose our status as a licensed provider of human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction could be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.

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

•                  require us to refund amounts we have previously been paid; and/or

•                  subject us to exclusion from participation in Medicaid and other federal and state health care programs.

In some states, we operate on cost reimbursement contracts in which revenues are recognized at the time costs are incurred and services are rendered. These contracts provide reimbursement for direct program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. We cannot be assured that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.

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

Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or programs, the acquisition of management contract rights to operate programs, the awarding of contracts to open new programs, start new operations or to assume management of programs previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, through awards in response to requests for proposals for new programs, in connection with programs being privatized by governmental agencies, or by selected acquisitions.

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

Much of our revenue is derived from state and local government and government procedures, which can be complex.

Government reimbursement, community home credentialing and client Medicaid and Medicare eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, difficulties in timely securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted and are primarily responsible for our aged receivables. Changes in the manner in which state agencies interpret program policies and procedures, and review and audit billings and costs could have a material adverse effect on our business, results of operations, financial condition and our ability to meet obligations under our indebtedness.

If we cannot maintain effective controls and procedures that govern our billing and collections processes, such as maintenance of required documentation to support the services rendered, then our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness could be adversely affected.

The collection of accounts receivable is a significant management challenge and requires continual focus. The limitations of some state information systems and procedures, such as the ability to obtain timely documentation or disperse funds electronically, may limit the benefits we derive from our automated billing and collection system. We must maintain effective controls and procedures for managing our billing and collection activities, which include having required documentation as necessary if we are to collect our accounts receivable on a timely basis. An inability to do so could have a material adverse effect on our business, results of operations, financial condition and ability to satisfy our obligations under our indebtedness.

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

The interests of our controlling stockholders may conflict with your interests.

Following consummation of the Share Exchange in December 2010, the Onex Investors own 98% of the outstanding common stock of the holding company that owns all of the stock of ResCare. Accordingly, the Onex Investors can exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex Investors could cause corporate actions to be taken that conflict with the interests of our other stockholders or the holders of the notes offered hereby. Onex Corporation controls the voting of the Onex Investors. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Additionally, the Onex Investors are in the business of making investments in companies and may from time to time in the future acquire controlling interests in businesses that complement or directly or indirectly compete with certain portions of our business. As a result, those acquisition opportunities may not be available to us.

We are subject to a number of risks due to our growth in international operations.

Our international operations and acquisitions are subject to a number of risks. These risks include not only compliance with U.S. laws when operating in foreign jurisdictions, but also potential conflict between U.S. laws and the laws of foreign countries where we may do business, including, among others, laws affecting data privacy licensing and labor council requirements. Foreign laws may impose new or different requirements, which may have a material adverse effect on our operations. In addition, we may experience difficulty integrating the management and operations of businesses we acquire internationally, and we may have difficulty attracting, retaining and motivating highly skilled and qualified personnel to staff key managerial positions in our ongoing international operations. Further, our international operations are subject to a number of risks related to general economic and political conditions in foreign countries where we operate, including, among others, fluctuations in foreign currency exchange rates, cultural differences, political instability, employee work stoppages or strikes and additional expenses and risks inherent in conducting operations in geographically distant locations. If we are unable to manage these risks, it could have a material adverse effect on our business, financial condition and operating results.

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

In March 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation contains a large number of health-related provisions to take effect over several years, including imposing new requirements on employer-sponsored health plans, which may increase the cost of providing such benefits, modifying certain payment systems, reducing Medicare reimbursement rates for home health care services we provide to our clients and a number of other provisions that could reasonably be expected to impact our business.

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

If the fair values of our reporting units decline, we may have to record a non-cash charge to earnings from impairment of our intangible assets.

In accordance with generally accepted accounting principles in the United States of America, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We may be required to record a non-cash charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which could have a material adverse effect on our operating results.

If the Employee Free Choice Act is adopted, it would be easier for unions to win representation, which could increase our labor costs.

As of December 31, 2010, only 10% of our employees were represented by a labor union. The proposed Employee Free Choice Act of 2007: H.R. 800 (EFCA) would amend the National Labor Relations Act by making it easier for workers to obtain union representation and increasing the penalties employers may incur if they engage in labor practices in violation of the National Labor Relations Act. If passed, the EFCA, or a variation of the bill, could increase future unionization activities, which may increase our labor and other costs.

Risks related to the Notes and our indebtedness

Our substantial debt could adversely affect our financial condition and our ability to operate our business and could prevent us from fulfilling our obligations under the Notes.

We have a substantial amount of debt, which requires significant interest and principal payments. Our substantial level of indebtedness could have important consequences to the holders of the Notes, including the following:

•                  making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;

•                  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of to other purposes;

•                  increasing our vulnerability to general adverse economic and industry conditions;

•                  limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;

•                  placing us at a disadvantage compared to other, less leveraged competitors;

•                  having a material adverse effect on us if we fail to comply with the covenants in the indenture governing the Notes or in the instruments governing our other debt; and

•                  increasing our cost of borrowing.

The revolving senior credit facility component of our senior secured credit facilities is expected to be a significant source of liquidity for our business and is scheduled to mature on December 22, 2015. The failure to extend or renew this facility could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.

Subject to the limits contained in the indenture governing the Notes and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we incur additional debt, the risks related to our high level of debt could intensify.

We may not be able to generate a sufficient amount of cash flow to meet our debt service obligations, including the Notes.

Our ability to pay principal and interest or to refinance our obligations with respect to the Notes and our other debt, including our senior secured credit facilities, will depend on, among other things:

•                  our future financial and operating performance, which will be subject to prevailing economic and political conditions and financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein, many of which are beyond our control; and

•                  the future availability of borrowings under our senior secured credit facilities, which depends on, among other things, our complying with the covenants in our senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our new senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Notes.

If our cash flow and capital resources are insufficient to fund our debt service obligations, including the Notes, and our other commitments, we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the Notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are required to dispose of material assets or operations, obtain additional capital or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that we could take any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from implementing certain or any of these alternatives. Furthermore, the Onex Investors have no continuing obligation to provide us with debt or equity financing.

If we cannot make scheduled principal and interest payments on our debt, we will be in default and, as a result:

•                  our debt holders could declare all outstanding principal and interest to be due and payable; and

•                  we could be forced into bankruptcy or liquidation.

The indenture governing the Notes and the credit agreement governing our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing the Notes and the credit agreement governing our senior secured credit facilities impose, and any future indebtedness of ours would likely impose, significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•                  incur or guarantee additional indebtedness;

•                  pay distributions or dividends and repurchase our stock and make other restricted payments, including without limitation, certain restricted investments;

•                  create or incur liens;

•                  enter into agreements that restrict dividends from subsidiaries;

•                  sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•                  engage in transactions with affiliates; and

•                  enter into mergers, consolidations or sales of substantially all of our assets.

In addition, our senior secured credit facilities require us to maintain certain financial ratios. As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future. A failure to comply with the covenants contained in the credit agreement governing our senior secured credit facilities or the indenture governing the Notes could result in an event of default under the credit agreement governing our senior secured credit facilities or the indenture governing the Notes, which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

Despite our current debt levels, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur significant additional indebtedness, including secured indebtedness, in the future. Although the credit agreement governing our senior secured credit facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness by us or our subsidiaries, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. For example, subject to certain conditions, we will have the right under our senior secured credit facilities to request up to $175.0 million of additional commitments in the form of revolver availability or term loans, although the lenders under our new senior secured credit facilities will not be under any obligation to provide any such additional commitments. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased.

The Notes are unsecured and effectively subordinated to all of our secured debt.

The Notes and the related guarantees are not secured by any of our assets or the assets of our subsidiaries. The payment of our obligations under our senior secured credit facilities is secured by a security interest in substantially all of our assets and the assets of our domestic subsidiaries, including equipment, inventory and certain intangible assets and a pledge of the capital stock of all of our domestic subsidiaries. If we become insolvent or are liquidated, or if payment under our new senior secured credit facilities or any other secured debt obligation that we may have from time to time is accelerated, our secured lenders would be entitled to exercise the remedies available to a secured lender under applicable law and would have a claim on those assets before the holders of the Notes. As a result, the Notes are effectively subordinated to our secured debt to the extent of the value of the assets securing such debt in the event of our bankruptcy or liquidation, and it is possible that there would be no assets remaining from which your claims could be satisfied or, if any assets remained, they might be insufficient to satisfy your claims fully.

The Notes are structurally subordinated to all indebtedness and other liabilities of our foreign subsidiaries, and to the obligations of our domestic subsidiaries that do not guarantee the Notes.

None of our existing or future foreign subsidiaries will guarantee the Notes or otherwise have any obligations to make payments in respect of the Notes, which are our direct, senior unsecured obligations. As a result, claims of holders of the Notes are structurally subordinated to all indebtedness and other liabilities of our foreign subsidiaries, and to the obligations of any of our domestic subsidiaries that do not guarantee the Notes. In the event of any bankruptcy, liquidation, dissolution or similar proceeding involving one of our non-guarantor subsidiaries, any of our rights or the rights of the holders of the Notes to participate in the assets of that subsidiary would be structurally subordinated to the claims of creditors of that subsidiary (including any trade creditors, debt holders, secured creditors, taxing authorities and guarantee holders), and following payment by that subsidiary of its liabilities, the subsidiary may not have sufficient assets remaining to make payments to us as a shareholder or otherwise. In addition, if we caused a non-guarantor subsidiary to pay a dividend to enable us to make payments in respect of the Notes and such a transfer were deemed a fraudulent transfer or an unlawful distribution, the holders of the Notes could be required to return the payment to (or for the benefit of) the creditors of our non-guarantor subsidiaries. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including indebtedness. Furthermore, we may, under certain circumstances, designate subsidiaries as unrestricted subsidiaries, and any domestic subsidiary that is designated as unrestricted will not guarantee the Notes.

Our ability to meet our obligations under our indebtedness depends in part on our earnings and cash flows and those of our subsidiaries and on our ability and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct a portion of our operations through our subsidiaries, certain of which have not guaranteed the Notes. Consequently, our ability to service our debt depends, in part, upon the earnings from the businesses conducted by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans, advances or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations as well as, in the future, agreements to which our subsidiaries may be a party.

We may not be able to repurchase the Notes upon a change of control.

Upon a change of control as defined in the indenture governing the Notes, we will be required to make an offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless we have previously given notice of our intention to exercise our right to redeem the Notes or unless such obligation is suspended. We may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control offer or, if then permitted under the indenture governing the Notes, to redeem the Notes. A failure to make the applicable change of control offer or to pay the applicable change of control purchase price when due would result in a default under the indenture governing the Notes. The occurrence of a change of control would also constitute an event of default under our senior secured credit facilities and may constitute an event of default under the terms of our future indebtedness, or, if the lenders accelerate the debt under our senior secured credit facilities or other indebtedness, under the indenture governing the Notes. The terms of the credit agreement governing our senior secured credit facilities limit, and the terms of our future indebtedness may limit, our right to purchase or redeem the Notes. If any purchase or redemption of the Notes is prohibited, we may seek to obtain waivers from the required lenders under our senior secured credit facilities or holders of such other indebtedness to permit the required repurchase or redemption of the Notes, but the required lenders or holders of such indebtedness have no obligation to grant, and may refuse, such a waiver.

Holders of the Notes may not be able to determine when a change of control giving rise to their right to have the Notes repurchased has occurred following a sale of “substantially all” of our assets.

The definition of “change of control” in the indenture governing the Notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, it may be unclear as to whether a change of control has occurred and the ability of a holder of Notes to require us to repurchase its Notes as a result of a sale of less than all our assets to another person may be uncertain.

Certain significant restructuring transactions may not constitute a change of control under the indenture governing the Notes, in which case we would not be obligated to offer to repurchase the Notes.

Under the indenture governing the Notes, upon the occurrence of a change of control, we will be required to make an offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest, unless we have previously given notice of our intention to exercise our right to redeem the Notes or unless such obligation is suspended. However, the change of control provisions will not afford protection to holders of Notes in the event of a highly leveraged transaction that could adversely affect the Notes. For example, we could, in the future, enter into certain transactions, including acquisitions, refinancing or other recapitalizations, that would not constitute a change of control under the indenture governing the Notes, but that could increase the amount of indebtedness outstanding at such time or otherwise affect our capital structure or credit ratings, and the holders would not have the right to require us to repurchase the Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by our senior secured credit facilities or any future financing agreements into which we may enter. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our senior secured credit facilities or any future financing arrangements, or if we otherwise fail to comply with any of the covenants in such indebtedness and such failure is not waived by the required holders of such indebtedness, we would be in a default under those agreements. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay our senior secured credit facilities and our obligations under the Notes. Furthermore, if our operating performance declines, we may in the future need to seek waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and attempt to seek waivers, we may not be able to obtain waivers from the required lenders thereunder. If this occurs, we would be in default under our senior secured credit facilities and the lenders could exercise their rights described above, and we could be forced into bankruptcy or liquidation.

An active trading market for the Notes may not develop, and the absence of an active trading market and other factors may adversely impact the price of the Notes.

There is currently no public market, and we cannot assure you that an active trading market will develop for the Notes. An active or liquid trading market for the Notes may not develop. To the extent that an active trading market does not develop, the liquidity and trading prices for the Notes may be adversely affected. If the Notes are traded after their initial issuance, they may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, our performance and other factors. In addition, a downgrade of our credit ratings by any credit rating agencies could impact the price at which the Notes trade. Our credit ratings have been and continue to be subject to regular review.

We have no plans to list the Notes on a securities exchange.

The liquidity of, and trading market for, the Notes may also be adversely affected by, among other things:

•                  changes in the overall market for securities similar to the Notes;

•                  changes in our financial performance or prospects;

•                  the prospects for companies in our industry generally;

•                  the number of holders of the Notes;

•                  the interest of securities dealers in making a market for the Notes; and

•                  prevailing interest rates.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial fluctuations in the price of securities that are similar to the Notes. Therefore, even if a trading market for the Notes develops, it may be subject to disruptions and price volatility.

An adverse rating or withdrawal of any rating of the Notes may cause their trading price to fall, may increase our future borrowing costs and may reduce our access to capital.

If a rating agency rates the Notes, it may assign a rating that is lower than expected. Ratings agencies also may lower or withdraw ratings on the Notes in the future. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw their ratings in the future, the trading price of the Notes could significantly decline. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. Furthermore, any future lowering or withdrawal of the ratings assigned to the Notes likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your Notes without a substantial discount.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults upon Senior Securities

None.

Item 4.             [Removed and Reserved]

Item 5.             Other Information

None.

Item 6.             Exhibits

Exhibit	Description of Exhibit

2.1

Agreement and Plan of Share Exchange between Onex ResCare Acquisition LLC and Res-Care, Inc. dated as of September 6, 2010, incorporated by reference to Exhibit 2.1 to Res-Care, Inc.’s Current Report on Form 8-K filed on September 10, 2010.

3.1

Amended and Restated Articles of Incorporation of Res-Care, Inc. dated December 18, 1992, incorporated by reference to Exhibit 3.2 to Res-Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Res-Care, Inc. dated May 29, 1997, incorporated by reference to Exhibit 3.1 to Res-Care, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

3.3

Articles of Amendment to Res-Care, Inc.’s Articles of Incorporation dated June 23, 2004, incorporated by reference to Exhibits 3(i) and 4 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

Exhibit		Description of Exhibit

	3.4	Amended and Restated Bylaws of Res-Care, Inc., incorporated by reference to Exhibit 4.5 to Res-Care, Inc.’s Registration Statement on Form S-8 filed November 27, 2000 (Reg. No. 333-50726).

	4.1

Indenture by and among Res-Care, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee dated as of December 22, 2010, incorporated by reference to Exhibit 4.1 to Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

	4.2	Form of 10.75% Senior Note Due 2019 (included as an exhibit to Exhibit 4.1).

	4.3

Registration Rights Agreement by and among Res-Care, Inc., the guarantors stated therein, J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Securities LLC and U.S. Bancorp dated December 22, 2010, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

	4.4

Purchase Agreement by and among Res-Care, Inc., the Guarantors named therein, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated dated December 16, 2010, incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

	10.1

Amended and Restated Credit Agreement among Onex Rescare Acquisition, LLC, Res-Care, Inc., Onex Rescare Holdings Corp., the Guarantors named therein, Bank of America, N.A., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, General Electric Capital Corporation and U.S. Bank National Association, dated as of December 22, 2010, incorporated by reference to Exhibit 10.1 to Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

	10.2

Onex ResCare Holdings Corp. Stock Option Plan, including forms of Option Agreements, incorporated by reference to Exhibit 10.2 to Form S-4 Registration Statement (File No. 333-173527) filed April 15, 2011.

	10.3	Form of Nonstatutory Stock Option Agreement (Primary) incorporated by reference to Exhibit 10.1 to Form 8-K filed May 5, 2011.

	10.4	Form of Nonstatutory Stock Option Agreement (Extra) incorporated by reference to Exhibit 10.2 to Form 8-K filed May 5, 2011.

*	10.5	Employment Agreement between Res-Care, Inc. and Ralph G. Gronefeld, Jr. dated May 1, 2011.

*	10.6	Employment Agreement between Res-Care, Inc. and David W. Miles dated May 1, 2011.

*	10.7	Employment Agreement between Res-Care, Inc. and Patrick G. Kelley dated May 1, 2011.

*	10.8	Employment Agreement between Res-Care, Inc. and Richard L. Tinsley dated May 1, 2011.

*	10.9	Employment Agreement between Res-Care, Inc. and David S. Waskey dated May 1, 2011.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

Exhibit		Description of Exhibit

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 9, 2011	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 9, 2011	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer