Form 10-Q
period 2011-06-30
RES CARE INC /KY/
filed 2011-08-04
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓  No       .

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

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2011 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,531	$27,552
Accounts receivable, net of allowance for doubtful accounts of $4,315 in 2011 and $844 in 2010	222,179	215,941
Refundable income taxes	4,021	1,199
Deferred income taxes	19,224	14,306
Non-trade receivables	2,149	7,347
Prepaid expenses and other current assets	17,470	18,605
Total current assets	276,574	284,950
Property and equipment, net	94,723	96,997
Goodwill	242,852	234,867
Other intangible assets, net	321,070	322,586
Other assets	27,897	30,108
Total assets	$963,116	$969,508
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$47,723	$56,252
Accrued expenses	142,410	127,049
Current portion of long-term debt	9,488	39,195
Current portion of obligations under capital leases	92	92
Accrued income taxes	—	1,404
Total current liabilities	199,713	223,992
Long-term liabilities	32,445	33,712
Long-term debt	365,832	366,884
Obligations under capital leases	385	431
Deferred gains	375	—
Deferred income taxes	110,256	102,076
Total liabilities	709,006	727,095
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, no shares issued and outstanding in 2011 and 2010	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2011 and 2010	—	—
Additional paid-in capital	238,126	236,726
Retained earnings	16,124	5,448
Accumulated other comprehensive (loss) income	(54)	257
Total shareholder’s equity – Res-Care, Inc.	254,196	242,431
Noncontrolling interest	(86)	(18)
Total shareholder’s equity	254,110	242,413
Total liabilities and shareholder’s equity	$963,116	$969,508

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	2011	2010	2011	2010

Revenues	$399,092	$391,207	$785,176	$775,479
Cost of services	300,723	295,432	594,776	587,316
Gross profit	98,369	95,775	190,400	188,163

Operating expenses:
Operational general and administrative	59,588	60,347	116,907	117,788
Corporate general and administrative	14,213	14,747	28,268	30,207
Total operating expenses	73,801	75,094	145,175	147,995

Operating income	24,568	20,681	45,225	40,168

Interest expense, net	10,597	4,865	21,363	9,650
Income before incomes taxes	13,971	15,816	23,862	30,518
Income tax expense	3,977	5,707	7,038	10,862
Income from continuing operations	9,994	10,109	16,824	19,656
Loss from discontinued operations, net of tax	(3,060)	(675)	(6,216)	(886)
Net income-including noncontrolling interest	6,934	9,434	10,608	18,770
Net loss-noncontrolling interest	(36)	(41)	(68)	(123)
Net income-ResCare, Inc.	$6,970	$9,475	$10,676	$18,893

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	SUCCESSOR	PREDECESSOR
	2011	2010
Cash flows from operating activities:
Net income-including noncontrolling interest	$10,608	$18,770
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	10,035	12,765
Amortization of discount and deferred debt issuance costs	1,558	868
Share-based compensation	—	1,690
Deferred income taxes, net	2,597	10,672
Excess tax expense from share-based compensation	—	185
Provision for losses on accounts receivable	3,475	3,634
Write down of assets held for sale	1,628	—
Loss (gain) on sale of assets	175	(2)
Changes in operating assets and liabilities	(1,927)	(5,733)
Cash provided by operating activities	28,149	42,849

Cash flows from investing activities:
Purchases of property and equipment	(5,300)	(4,719)
Acquisitions of businesses, net of cash acquired	(8,645)	(14,422)
Proceeds from sale of assets	322	210
Cash used in investing activities	(13,623)	(18,931)

Cash flows from financing activities:
Long-term debt (repayments) borrowings	(31,424)	536
Short-term borrowings (repayments)-three months or less, net	—	(24,000)
Payments on obligations under capital lease	(46)	(48)
Funds contributed by co-investors	1,400	—
Debt issuance costs	(558)	(4,469)
Excess tax expense from share-based compensation	—	(185)
Employee withholding payments on share-based compensation	—	(879)
Cash used in financing activities	(30,628)	(29,045)

Effect of exchange rate changes on cash and cash equivalents	81	(170)

Decrease in cash and cash equivalents	(16,021)	(5,297)

Cash and cash equivalents at beginning of period	27,552	20,672

Cash and cash equivalents at end of period	$11,531	$15,375

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$665	$1,962
Forgiveness of management fees and promissory note in connection with an acquisition	$2,328	$—

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

Reclassification

During 2011, we ceased providing international services within the Workforce Services operating segment. In accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations, the closure and sale of the international operations have been accounted for as discontinued operations. Accordingly, the results of our international Workforce Services operations, loss on sale of the business and all exit costs have been classified as discontinued operations, net of taxes, for all periods presented, in the accompanying condensed consolidated statements of income. Additional information regarding discontinued operations can be found in Note 3.

Certain prior year amounts have been reclassified to conform to the current year presentation due to the change in reporting units discussed in Note 9 and for the presentation of gross profit. We have changed the presentation in our condensed consolidated statements of income by reclassifying operational general and administrative expenses, previously classified as facility and program expenses, to Operating expenses. Costs related to the provision of services are now deducted from revenues to arrive at gross profit. This reclassification had no impact to the Operating income line item. All prior period amounts were reclassified to conform to this new presentation. Such reclassifications had no material effect on the Company’s previously reported condensed consolidated financial position, results of operations or cash flows.

Segments

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We have presented prior periods to reflect the change in our segments. Further information regarding our segments is included in Note 9.

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

The Company is currently in the process of finalizing the purchase price allocation with respect to the Onex transaction and must complete: (1) finalization of the third-party valuation report and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final calculation of the deferred income taxes. Therefore, accounts that are considered preliminary as of June 30, 2011, include deferred income taxes, goodwill, other intangible assets, other liabilities, noncontrolling interest and property, plant and equipment.

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

Note 3.                                                    Discontinued Operations

In our Form 10-Q for the quarter ended March 31, 2011, filed May 9, 2011 with the Securities and Exchange Commission, we disclosed that we had incurred costs associated with the closure of our international operations in Germany and the Netherlands. We also disclosed that since we were not awarded any contracts under the Work Programme bidding process, we were considering various strategic alternatives for our international operation in the United Kingdom, which included its sale, liquidation or continuation.

On July 1, 2011, we sold our operation in the United Kingdom for one euro. We recorded a charge of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value for this operation. Gross assets were $4.3 million and gross liabilities were $2.1 million prior to the charge taken.

In accordance with ASC 205-20, the closure and sale of these international operations have been accounted for as discontinued operations. Accordingly, the results of the international operations of our Workforce Services reportable segment for all periods reported, loss on sale and exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income.

In connection with the closures of the Netherlands and Germany operations, we recorded charges of $1.5 million in the fourth quarter of 2010 and $1.4 million in the first quarter of 2011. These charges included exit costs for severance and lease obligations, as well as charges for vendor and customer claims. The following table describes the 2011 activity for only the exit cost liability, comprised of severance and lease obligations, as of June 30, 2011:

	Beginning			Ending
	Balance at	Accruals /	Payments /	Balance at
	January 1, 2011	(Reversals)	Other	June 30, 2011
Severance obligations	$481	$—	$(481)	$—
Lease terminations	—	831	(831)	—
Total exit cost liability	$481	$831	$(1,312)	$—

We expect no additional charges related to the closure and sale activities noted above. As of June 30, 2011, a liability of $1.1 million remains for the vendor and customer claims associated with the Netherlands and Germany closures.

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues	$1,756	$4,935	$4,465	$10,524
Cost of services	2,592	3,981	5,688	7,791

Gross (loss) profit	(836)	954	(1,223)	2,733

Operational general and administrative expense	(1,606)	(1,655)	(5,107)	(3,473)
Other (expense) income (1)	(2,210)	44	(2,148)	91
Interest expense, net	(51)	(71)	(117)	(117)
Loss from discontinued operations, before income taxes	(4,703)	(728)	(8,595)	(766)
Income tax benefit (expense)	1,643	53	2,379	(120)
Loss from discontinued operations, net of tax	$(3,060)	$(675)	$(6,216)	$(886)

(1)                The quarter and six months ended June 30, 2011 includes a $2.2 million charge for adjusting assets and liabilities to their net realizable value due to the sale of the operations in the United Kingdom on July 1, 2011. The balance remaining for 2011 periods, as well as all of the 2010 periods, represents other miscellaneous income.

Note 4.                                                    Acquisitions

We completed three acquisitions within our Residential Services segment during the first six months of 2011. Aggregate consideration for these acquisitions was approximately $11.9 million, including $0.7 million of notes issued, cash received of $0.3 million and net forgiveness of management fees and promissory note of $2.3 million. These acquisitions are expected to generate annual revenues of approximately $15.0 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Cash	$280
Accounts receivable	1,642
Property and equipment	288
Other intangible assets	1,431
Goodwill	8,485
Other assets	34
Liabilities	(242)
Aggregate purchase price	$11,918

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete. All intangible assets will be amortized over five years. We expect all of the $8.5 million of goodwill will be deductible for tax purposes.

Note 5.                                                    Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the six months ended June 30, 2011 are as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total

Balance at December 31, 2010	$140,599	$36,842	$26,385	$31,041	$234,867
Goodwill added through acquisitions	8,485	—	—	—	8,485
Adjustments to previously recorded goodwill (1)	(539)	(12)	4	47	(500)
Balance at June 30, 2011	$148,545	$36,830	$26,389	$31,088	$242,852

(1)                Adjustments to previously recorded goodwill primarily relate to foreign currency translation and purchase price allocation adjustments.

Note 6.                                                    Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	2011	2010	2011	2010

Net income-Res-Care, Inc.	$6,970	$9,475	$10,676	$18,893
Foreign currency translation adjustments arising during the period	(405)	(308)	(311)	(1,552)
Comprehensive income	$6,565	$9,167	$10,365	$17,341

Note 7.                                                    Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	December 31
	2011	2010

10.75% senior notes due 2019	$200,000	$200,000
Senior secured term loan due 2016, net of discount of $3.1 million at 2011 and $3.4 million at 2010	166,050	166,615
7.75% senior notes due 2013	—	30,535
Senior secured credit facility	—	—
Obligations under capital leases	477	523
Notes payable and other	9,270	8,929
	375,797	406,602
Less current portion	9,580	39,287
	$366,217	$367,315

Note 8.                                                    Financial Instruments

At June 30, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$214,000	$200,000	$206,000
Senior secured term loan	166,050	166,050	166,615	171,615
7.75% Senior Notes	—	—	30,535	31,451
Senior secured credit facility	—	—	—	—
Notes payable and other	9,270	9,228	8,929	8,639

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

Note 9.                                                    Segment Information

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. We have presented both periods below to reflect the change in our segments.

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce		Consolidated
	Services	HomeCare	Services	Services	Corporate	Totals
Three months ended June 30:
2011 (Successor)
Revenues(1)	$212,510	$79,804	$46,863	$59,915	$—	$399,092
Operating income (loss) (1) (2)	23,913	5,902	4,212	4,692	(14,151)	24,568
Total assets	380,837	296,260	102,717	99,783	83,519	963,116
Capital expenditures	1,259	67	56	691	1,146	3,219
Depreciation and amortization (1)	2,692	525	275	323	1,185	5,000

2010 (Predecessor)
Revenues (1)	$206,668	$76,019	$46,286	$62,234	$—	$391,207
Operating income (loss) (1) (2)	22,319	4,525	4,556	3,747	(14,466)	20,681
Total assets	354,101	245,831	86,388	115,274	56,296	857,890
Capital expenditures	1,262	260	21	253	646	2,442
Depreciation and amortization (1)	1,916	918	500	633	2,139	6,106

Six months ended June 30:
2011 (Successor)
Revenues (1)	$418,856	$158,620	$92,459	$115,241	$—	$785,176
Operating income (loss) (1) (2)	45,930	11,139	7,440	9,084	(28,368)	45,225
Capital expenditures	2,320	184	100	804	1,892	5,300
Depreciation and amortization (1)	5,299	1,075	563	683	2,344	9,964

2010 (Predecessor)
Revenues (1)	$410,629	$149,013	$92,812	$123,025	$—	$775,479
Operating income (loss) (1) (2)	44,184	8,214	8,355	9,381	(29,966)	40,168
Capital expenditures	2,282	398	73	574	1,392	4,719
Depreciation and amortization (1)	3,863	1,738	995	1,298	4,380	12,274

(1)                Amounts for Workforce Services and Consolidated Totals have been restated to exclude the effects of the international operations, as the international operations have been discontinued as of June 30, 2011.

(2)                Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Note 10.                                             Share-Based Compensation

As described in Note 2, a change of control occurred with the Onex transaction on November 16, 2010. The outstanding stock options were forfeited and all outstanding restricted shares vested immediately and were acquired as part of the share exchange, which was finalized on December 22, 2010. All share-based compensation expense related to the prior share-based incentive plans was recorded in the predecessor period which ended November 15, 2010. There were no new share-based compensation plans initiated immediately after the change of control in the fourth quarter of 2010.

During the second quarter of 2011, executive officers signed new employment contracts that included equity-based incentive compensation which is in the form of options to purchase shares of the Class A common stock of Onex Rescare Holdings Corp., the entity that holds all of the outstanding shares of ResCare.

Under the option plan, initial stock option grants of 1,999 shares were awarded on April 1, 2011, at a $5,000 exercise price. These options have a ten year life. From the initial grant of 1,999 options, 1,666 have a service period of five years and 333 have no service period. Each option incorporated both market conditions to vesting and performance conditions to exercisability and is forfeited upon termination of employment if the relevant conditions have not been met.

We have engaged a valuation company to determine the fair value for each option. This valuation work is not complete as of this date. The fair value of each stock option will be estimated as of the date of grant using Monte Carlo simulation in a numerical option valuation model taking into account the market condition to vesting. The expected volatility of our stock price will be based on historical volatility of a group of our peers over the expected term, adjusted for our leverage. The expected term of the option will be based on expected exercise based on norms of exercise behavior, the vesting conditions of the respective award and the contractual term. Our stock price volatility and the expected option lives are based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the option valuation methodology. Ultimately, the expense that will be recognized will be based on the fair value of the options in conjunction with the achievement of the performance conditions for exercisability.

Based on the performance conditions that require a liquidity event as a condition for exercising the options, no share-based compensation expense will be recorded for these options until such liquidity event occurs. Therefore, no expense was recorded in the second quarter of 2011 for the 1,999 options granted on April 1, 2011.

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

Note 12.           Noncontrolling Interest

As of June 30, 2011, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. The value in the table below is preliminary for the successor period, as the Company is in the process of finalizing the purchase price allocation as described in Note 2. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$(18)
Net loss-noncontrolling interest	(68)
Noncontrolling interest as of June 30, 2011	$(86)

Note 13.           Impact of Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new guidance intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with international financial reporting standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. The new guidance will be effective for us beginning with the filing of our Form 10-Q for the three months ending March 31, 2012. We do not expect this new guidance will have a material impact on our financial position, results of operations or cash flows, as it expands existing disclosure requirements.

In June 2011, the FASB issued Accounting Standard Update (ASU) 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU will have a material impact on our financial position, results of operations or cash flows, as it only requires a change in the format of the current presentation.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$3,504	$5,804	$2,223	$—	$11,531
Accounts receivable, net	20,508	201,435	236	—	222,179
Refundable income taxes	4,021	—	—	—	4,021
Deferred income taxes	19,224	—	—	—	19,224
Non-trade receivables	819	1,280	50	—	2,149
Prepaid expenses and other current assets	7,585	9,868	17	—	17,470
Total current assets	55,661	218,387	2,526	—	276,574

Property and equipment, net	55,126	39,566	31	—	94,723
Goodwill	229,474	13,378	—	—	242,852
Other intangible assets, net	317,483	3,587	—	—	321,070
Investment in subsidiaries	885,443	41,782	80,267	(1,007,492)	—
Other assets	24,296	3,567	34	—	27,897
	$1,567,483	$320,267	$82,858	$(1,007,492)	$963,116

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,655	$26,775	$293	$—	$47,723
Accrued expenses	81,851	59,438	1,121	—	142,410
Current portion of long-term debt	1,700	3,050	4,738	—	9,488
Current portion of obligations under capital leases	2	90	—	—	92
Accrued income taxes	78	—	(78)	—	—
Total current liabilities	104,286	89,353	6,074	—	199,713

Intercompany	702,195	(696,992)	(5,203)	—	—
Long-term liabilities	32,411	34	—	—	32,445
Long-term debt	363,850	1,982	—	—	365,832
Obligations under capital leases	—	385	—	—	385
Deferred gains	375	—	—	—	375
Deferred income taxes	110,256	—	—	—	110,256
Total liabilities	1,313,373	(605,238)	871	—	709,006

Total shareholder’s equity	254,110	925,505	81,987	(1,007,492)	254,110
	$1,567,483	$320,267	$82,858	$(1,007,492)	$963,116

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,658	$334,042	$392	$—	$399,092

Operating expenses	69,306	303,675	1,543	—	374,524
Operating (loss) income	(4,648)	30,367	(1,151)	—	24,568

Other (income) expenses:
Interest, net	10,607	(6)	(4)	—	10,597
Equity in earnings of subsidiaries	(19,035)	—	—	19,035	—
Total other expenses (income)	(8,428)	(6)	(4)	19,035	10,597

(Loss) income before income taxes	3,780	30,373	(1,147)	(19,035)	13,971
Income tax (benefit) expense	(3,154)	6,734	397	—	3,977
Income from continuing operations	6,934	23,639	(1,544)	(19,035)	9,994
Loss from discontinued operations, net of tax	—	—	(3,060)	—	(3,060)
Net income (loss) – including noncontrolling interests	6,934	23,639	(4,604)	(19,035)	6,934
Net loss – noncontrolling interest	—	(36)	—	—	(36)
Net income (loss) – Res-Care, Inc.	$6,934	$23,675	$(4,604)	$(19,035)	$6,970

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$127,915	$656,486	$775	$—	$785,176

Operating expenses	136,308	602,111	1,532	—	739,951
Operating (loss) income	(8,393)	54,375	(757)	—	45,225

Other (income) expenses:
Interest, net	21,425	(56)	(6)	—	21,363
Equity in earnings of subsidiaries	(31,630)	—	—	31,630	—
Total other expenses (income)	(10,205)	(56)	(6)	31,630	21,363

Income (loss) before income taxes	1,812	54,431	(751)	(31,630)	23,862
Income tax (benefit) expense	(8,796)	16,056	(222)	—	7,038
Income (loss) from continuing operations	10,608	38,375	(529)	(31,630)	16,824
Loss from discontinued operations, net of tax	—	—	(6,216)	—	(6,216)
Net income (loss) – including noncontrolling interests	10,608	38,375	(6,745)	(31,630)	10,608
Net loss – noncontrolling interest	—	(68)	—	—	(68)
Net income (loss) – Res-Care, Inc.	$10,608	$38,443	$(6,745)	$(31,630)	$10,676

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,376	$326,323	$508	$—	$391,207

Operating expenses	71,373	298,882	271	—	370,526
Operating (loss) income	(6,997)	27,441	237	—	20,681

Other (income) expenses:
Interest, net	4,874	(9)	—	—	4,865
Equity in earnings of subsidiaries	(16,872)	—	—	16,872	—
Total other expenses (income)	(11,998)	(9)	—	16,872	4,865

Income before income taxes	5,001	27,450	237	(16,872)	15,816
Income tax (benefit) expense	(4,433)	10,268	(128)	—	5,707
Income from continuing operations	9,434	17,182	365	(16,872)	10,109
Loss from discontinued operations, net of tax	—	—	(675)	—	(675)
Net income (loss) – including noncontrolling interests	9,434	17,182	(310)	(16,872)	9,434
Net loss – noncontrolling interest	—	(41)	—	—	(41)
Net income (loss) – Res-Care, Inc.	$9,434	$17,223	$(310)	$(16,872)	$9,475

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$130,567	$643,948	$964	$—	$775,479

Operating expenses	141,528	593,115	668	—	735,311
Operating (loss) income	(10,961)	50,833	296	—	40,168

Other (income) expenses:
Interest, net	9,682	(31)	(1)	—	9,650
Equity in earnings of subsidiaries	(31,794)	—	—	31,794	—
Total other expenses (income)	(22,112)	(31)	(1)	31,794	9,650

Income before income taxes	11,151	50,864	297	(31,794)	30,518
Income tax (benefit) expense	(7,619)	18,774	(293)	—	10,862
Income from continuing operations	18,770	32,090	590	(31,794)	19,656
Loss from discontinued operations, net of tax	—	—	(886)	—	(886)
Net income (loss) – including noncontrolling interests	18,770	32,090	(296)	(31,794)	18,770
Net loss – noncontrolling interest	—	(81)	(42)	—	(123)
Net income (loss) – Res-Care, Inc.	$18,770	$32,171	$(254)	$(31,794)	$18,893

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income – including noncontrolling interest	$10,608	$38,375	$(6,745)	$(31,630)	$10,608
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	6,040	3,895	100	—	10,035
Amortization of discount and deferred debt issuance costs on notes	1,558	—	—	—	1,558
Deferred income taxes, net	2,600	—	(3)	—	2,597
Provision for losses on accounts receivable	3,625	(170)	20	—	3,475
Write down of assets held for sale	2,808	—	(1,180)	—	1,628
Loss on sale of assets	—	175	—	—	175
Equity in earnings of subsidiaries	(31,630)	—	—	31,630	—
Changes in operating assets and liabilities	25,245	(30,193)	3,021	—	(1,927)
Cash provided by (used in) operating activities	20,854	12,082	(4,787)	—	28,149
Investing activities:
Purchases of property and equipment	(26,786)	21,255	231	—	(5,300)
Acquisitions of businesses, net of cash acquired	—	(8,645)	—	—	(8,645)
Net cash change on sale of business	—	—	(610)	—	(610)
Proceeds from sale of assets	—	322	—	—	322
Cash (used in) provided by investing activities	(26,786)	12,932	231	—	(13,623)
Financing activities:
Long-term debt (repayments) borrowings	(33,633)	2,173	36	—	(31,424)
Short-term borrowings (repayments)–three months or less, net	987	(987)	—	—	—
Debt issuance costs	(558)	—	—	—	(558)
Payments on obligations under capital leases	—	(46)	—	—	(46)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net payments relating to intercompany financing	30,156	(30,243)	87	—	—
Cash provided by (used in) financing activities	(1,648)	(29,103)	123	—	(30,628)
Effect of exchange rate changes on cash and cash equivalents	—	68	13	—	81
(Decrease) increase in cash and cash equivalents	(7,580)	(4,021)	(4,420)	—	(16,021)

Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$3,504	$5,804	$2,223	$—	$11,531

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss) – including noncontrolling interests	$18,770	$32,090	$(296)	$(31,794)	$18,770
Adjustments to reconcile net income (loss), including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	5,496	6,776	493	—	12,765
Amortization of discount and deferred debt issuance costs on notes	868	—	—	—	868
Share-based compensation	1,690	—	—	—	1,690
Deferred income taxes, net	10,670	—	2	—	10,672
Excess tax expense from exercise of stock options	185	—	—	—	185
Provision for losses on accounts receivable	—	3,634	—	—	3,634
Gain on sale of assets	—	(2)	—	—	(2)
Equity in earnings of subsidiaries	(31,794)	—	—	31,794	—
Changes in operating assets and liabilities	110,804	(110,318)	(6,219)	—	(5,733)
Cash provided by (used in) operating activities	116,689	(67,820)	(6,020)	—	42,849
Investing activities:
Purchases of property and equipment	(2,210)	(2,562)	53	—	(4,719)
Acquisitions of businesses	—	(14,422)	—	—	(14,422)
Proceeds from sale of assets	—	210	—	—	210
Cash (used in) provided by investing activities	(2,210)	(16,774)	53	—	(18,931)
Financing activities:
Long-term debt (repayments) borrowings	(1,426)	1,962	—	—	536
Short-term repayments–three months or less, net	(22,513)	(3,152)	1,665	—	(24,000)
Payments on obligations under capital leases	—	(48)	—	—	(48)
Debt issuance costs	(4,469)	—	—	—	(4,469)
Net payments relating to intercompany financing	(86,777)	87,405	(628)	—	—
Excess tax expense from share-based compensation	(185)	—	—	—	(185)
Employee withholding payments on share-based compensation	(879)	—	—	—	(879)
Cash (used in) provided by financing activities	(116,249)	86,167	1,037	—	(29,045)
Effect of exchange rate changes on cash and cash equivalents	—	9	(179)	—	(170)
(Decrease) increase in cash and cash equivalents	(1,770)	1,582	(5,109)	—	(5,297)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$4,993	$6,237	$4,145	$—	$15,375

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

Onex Transaction

As more fully described in Note 2 of the Notes to Condensed Consolidated Financial Statements, on November 16, 2010, an affiliate of Onex Partners III LP (Purchaser) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the Onex Investors) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis.

This change of control resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (previously Statement of Financial Accounting Standards No. 141R). This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements reflect June 30, 2011 and December 31, 2010 as successor and June 30, 2010 as predecessor.

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

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. Further information regarding our segments is included in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Historically, strong demand for the services we provide continues during cyclical economic downturns such as the ongoing crisis in the financial markets and general recessionary environment. Many of our federal, state and local funding sources are dealing with budget deficits or shortfalls as a result of current economic conditions.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form S-4 registration statement filed on April 15, 2011. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2011, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30				June 30
	SUCCESSOR		PREDECESSOR		SUCCESSOR		PREDECESSOR
	2011		2010		2011		2010
			(Dollars in thousands)
Revenues:
Residential Services	$212,510		$206,668		$418,856		$410,629
ResCare HomeCare	79,804		76,019		158,620		149,013
Youth Services	46,863		46,286		92,459		92,812
Workforce Services (1)	59,915		62,234		115,241		123,025
Consolidated	$399,092		$391,207		$785,176		$775,479

Operating (loss) income:
Residential Services	$23,913		$22,319		$45,930		$44,184
ResCare HomeCare	5,902		4,525		11,139		8,214
Youth Services	4,212		4,556		7,440		8,355
Workforce Services (1)	4,692		3,747		9,084		9,381
Corporate (2)	(14,151)		(14,466)		(28,368)		(29,966)
Consolidated	$24,568		$20,681		$45,225		$40,168

Operating margin:
Residential Services	11.3%		10.8%		11.0%		10.8%
ResCare HomeCare	7.4%		6.0%		7.0%		5.5%
Youth Services	9.0%		9.8%		8.0%		9.0%
Workforce Services (1)	7.8%		6.0%		7.9%		7.6%
Corporate (2)	(3.5%	)	(3.7%	)	(3.6%	)	(3.9%	)
Consolidated	6.2%		5.3%		5.8%		5.2%

(1)         Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)         Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2011 increased $7.9 million and $9.7 million, or 2.0% and 1.2%, respectively, from the same periods in 2010. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2011, was $24.6 million compared to $20.7 million for the same period in 2010. Consolidated operating margins were 6.2% and 5.3% for the quarterly periods in 2011 and 2010, respectively. The increase in operating income and margin is primarily due to growth in our ResCare HomeCare segment, improved performance in our Workforce Services segment and no share-based compensation expense for 2011.

Consolidated operating income for the six months ended June 30, 2011 was $45.2 million compared to $40.2 million for the same period in 2010. Consolidated operating margins were 5.8% and 5.2% for the six month periods in 2011 and 2010, respectively.

Net interest expense increased $5.7 million for the second quarter of 2011 and $11.7 million for the six months ended June 30, 2011, compared to the same periods in 2010. The increases were primarily attributable to the increase in long-term debt of $199 million, along with the increase in interest rates arising from the refinancing of debt in December 2010 in which the annual interest rate payable on our outstanding unsecured senior notes increased from 7.75% to 10.75%. Our effective income tax rate for the six months ended June 30, 2011 was 29.5% as compared to 35.6% over the same period in 2010. The 2011 rate was favorably impacted by the change in treatment of going private related transaction costs based on an evaluation of the costs completed during the second quarter of 2011.

Residential Services

Residential Services revenues for the quarter and six months ended June 30, 2011 increased $5.8 million and $8.2 million, or 2.8% and 2.0%, respectively, over the same periods in 2010. This increase in revenue is due primarily to a $3.5 million and a $6.8 million increase in our pharmacy business revenue for the quarter and six months ended June 30, 2011, respectively. Operating margin increased from 10.8% in both periods in 2010 to 11.3% and 11.0%, respectively, in 2011. The increase is primarily attributable to savings and efficiencies from our reorganizational efforts, as well as no share-based compensation expense in the first six months of 2011 compared to approximately $0.5 million in the same period in 2010.

ResCare HomeCare

ResCare HomeCare revenues for the quarter and six months ended June 30, 2011 increased $3.8 million and $9.6 million, or 5.0% and 6.4%, respectively, over the same periods in 2010. This increase was due primarily to acquisition growth of $6.5 million and $17.5 million, respectively, which was partially offset by rate and service cuts in certain states of $2.6 million and $8.1 million, respectively. Operating margin increased from 6.0% and 5.5%, respectively, in 2010 to 7.4% and 7.0%, respectively, in 2011, due primarily to growth and no share-based compensation expense in the first six months of 2011 compared to approximately $0.3 million in the same period in 2010.

Youth Services

Youth Services revenues for the quarter ended June 30, 2011 increased $0.6 million, or 1.2%, from the same period of 2010, due primarily to the Job Corps business. Revenues for the six months ended June 30, 2011 decreased $0.4 million due primarily to a reduction in our Residential Youth reporting unit revenues driven by lower census. Operating margin decreased from 9.8% in the second quarter of 2010 to 9.0% in the same period in 2011, and from 9.0% to 8.0% for the six months ended June 30, 2010 and 2011, respectively, due primarily to an inability to reduce costs commensurate with the revenue declines in Residential Youth.

Workforce Services

Workforce Services revenues for the quarter and six months ended June 30, 2011 decreased $2.3 million and $7.8 million, or 3.7% and 6.3%, respectively, from the same periods in 2010, due primarily to the expiration of certain contracts in Texas in the fourth quarter of 2010 and the absence of the American Recovery and Investment Act (ARRA) funding in 2011. Operating margin increased from 6.0% in the second quarter of 2010 to 7.8% in the same period in 2011 and from 7.6% to 7.9% for the six months ended June 30, 2010 and 2011, respectively, due primarily to the absence of lower margin services funded under the federal stimulus program.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses for the second quarter and six months ended June 30, 2011 decreased $0.3 million and $1.6 million, respectively, from the same periods in 2010. The decrease for the six months ended June 30, 2011 is due to decreases in depreciation of $2.0 million, labor costs of $1.1 million and share-based compensation expense of $0.7 million, with an offset of $2.2 million for professional and other services. The decrease in depreciation is due to the valuation of fixed assets as required through purchase price accounting for the Onex transaction described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations

The discontinued operations relate to the international Workforce Services segment’s closure of the operations in Germany and the Netherlands in the first quarter of 2011 and the sale of the United Kingdom operations on July 1, 2011. Total exit costs of $0.8 million were recorded in the first quarter of 2011. For the sale of the operations in the United Kingdom, we recorded a charge in other expense of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value.

Net loss from discontinued operations was $3.1 million in the second quarter of 2011 and $6.2 million for the six months ended June 30, 2011, compared to $0.7 million and $0.9 million for the same periods of 2010. The net loss from discontinued operations for the six months ended June 30, 2011 includes pretax operational losses of $8.6 million, offset by a tax benefit of $2.4 million.

The net loss from discontinued operations for the six months ended June 30, 2010, includes pretax operational losses of $0.8 million and tax expense of $0.1 million.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $6.4 million, or 1.0%, at June 30, 2011 over balances at December 31, 2010. This was primarily due to a decrease in cash.

Cash and cash equivalents were $11.5 million at June 30, 2011, as compared to $27.6 million at December 31, 2010. Cash provided from operations for the six months ended June 30, 2011 was $28.1 million compared to $42.8 million for the six months ended June 30, 2010.

Net accounts receivable at June 30, 2011 increased to $222.2 million, compared to $215.9 million at December 31, 2010. Days of revenue in net accounts receivable were 47.2 days at June 30, 2011, compared with 49.4 days at December 31, 2010. The improvement in days of revenue is due to increased cash collections of older receivables.

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

Cash used in our investing activities at June 30, 2011 decreased $5.3 million over the same period in 2010 primarily due to investment in acquisitions. We used $14.4 million on business acquisitions during the first six months of 2010 compared to $8.6 million during the same period of 2011.

Our financing activities included a net payment of debt and capital lease obligations of $31.5 million for the first six months of 2011. This compares to a net payment of debt and capital lease obligations of $23.5 million for the same period in 2010. In January 2011 we paid the remainder due of $30.5 million on the 7.75% Senior Notes. In January 2010 we paid $4.4 million in debt issuance costs due to the amendment of our credit facility. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

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

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under the revolving credit facility is $275 million until July 28, 2013, after which the revolving credit facility will be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility will be $240 million. In addition, $175 million of additional borrowing capacity will be available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment continues to provide for the exclusion of charges incurred in connection with the resolution of the matter described in Note 11 of the Notes to Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

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

As of June 30, 2011, we had irrevocable standby letters of credit in the principal amount of $68.0 million issued primarily in connection with our insurance programs. As of June 30, 2011, we had $207.0 million available under the amended and restated revolving credit facility. Outstanding balances bear interest at 4.50% over the LIBOR or other bank developed rates at our option. As of June 30, 2011, the weighted average interest rate was 4.75%. Letters of credit had a borrowing rate of 4.625% as of June 30, 2011. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at June 30, 2011, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 13 of the Notes to Condensed Consolidated Financial Statements.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates.

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had outstanding borrowings totaling $166.6 million at December 31, 2010 and $166.1 million at June 30, 2011. A 100 basis point movement in the interest rate would not result in an increase in interest expense due to the LIBOR floor.

Item 4.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.           Risk Factors

The following sets forth changes from the risk factors previously disclosed in our Form S-4 Registration Statement filed April 15, 2011 and our first quarter 2011 Form 10-Q.

Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability and collectability of receivables.

We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, issues with the federal government’s debt ceiling, as well as economic, industry, political and other factors, could influence governments to significantly decrease or eliminate appropriations for these services, which could reduce our revenues materially. The majority of states have forecasted budget shortfalls as a result of the current economic environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. The recent health reform legislation places further demands on Medicaid budgets by mandating that states expand Medicaid eligibility. Future federal or state initiatives could institute managed care programs for individuals we serve, eliminate programs or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

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

We expect the federal and state governments to continue their efforts to contain growth in Medicaid expenditures, which could adversely affect our revenues and profitability.

We derive a substantial portion of our consolidated revenues from Medicaid reimbursement, primarily through our Residential and HomeCare businesses. Medicaid programs are administered by the applicable states and financed by both state and federal funds. Medicaid spending has increased rapidly in recent years, becoming an increasingly significant component of state budgets. This, combined with slower state revenue growth and other state budget demands, has led both the federal government and many states in which we operate, to institute measures aimed at controlling the growth of Medicaid spending (and in some instances reducing it).

Historically, adjustments to reimbursement under Medicaid have had a significant effect on our revenues and results of operations. Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business. Efforts to impose reduced reimbursement rates, reduced authorized services and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations. Additionally, any delay or default by the federal or state governments in making Medicaid reimbursement payments, due to a failure to maintain credit ratings or otherwise, could have a material adverse effect on our business, financial condition and operating results.

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

	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 4, 2011	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 4, 2011	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer