Form 10-Q
period 2011-09-30
RES CARE INC /KY/
filed 2011-11-03
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes          No  ✓  .

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2011 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

		As Adjusted
		Note 2
	September 30	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,664	$27,552
Accounts receivable, net of allowance for doubtful accounts of $5,525 in 2011 and $844 in 2010	222,187	215,941
Refundable income taxes	15,275	1,199
Deferred income taxes	19,969	14,636
Non-trade receivables	2,821	7,347
Prepaid expenses and other current assets	18,638	18,605
Total current assets	290,554	285,280
Property and equipment, net	85,622	86,883
Goodwill	263,651	247,305
Other intangible assets, net	314,255	315,376
Other assets	27,242	30,108
Total assets	$981,324	$964,952
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$37,091	$56,252
Accrued expenses	127,340	127,049
Current portion of long-term debt	9,423	39,195
Current portion of obligations under capital leases	93	92
Accrued income taxes	—	1,404
Total current liabilities	173,947	223,992
Long-term liabilities	53,298	37,626
Long-term debt	364,760	366,884
Obligations under capital leases	362	431
Deferred gains	338	—
Deferred income taxes	104,393	93,406
Total liabilities	697,098	722,339
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, no shares issued and outstanding in 2011 and 2010	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2011 and 2010	—	—
Additional paid-in capital	238,126	236,726
Retained earnings	46,471	5,448
Accumulated other comprehensive (loss) income	(428)	257
Total shareholder’s equity – Res-Care, Inc.	284,169	242,431
Noncontrolling interest	57	182
Total shareholder’s equity	284,226	242,613
Total liabilities and shareholder’s equity	$981,324	$964,952

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	2011	2010	2011	2010

Revenues	$396,267	$398,825	$1,181,443	$1,174,304
Cost of services	298,075	303,597	892,851	890,913
Gross profit	98,192	95,228	288,592	283,391

Operating expenses:
Operational general and administrative	55,548	57,659	172,455	175,447
Goodwill impairment charge	—	51,734	—	51,734
Corporate general and administrative	11,256	17,739	39,524	47,946
Total operating expenses	66,804	127,132	211,979	275,127

Operating income (loss)	31,388	(31,904)	76,613	8,264

Interest expense, net	10,394	4,777	31,757	14,427
Income (loss) before incomes taxes	20,994	(36,681)	44,856	(6,163)
Income tax expense (benefit)	7,361	(9,966)	14,399	896
Income (loss) from continuing operations	13,633	(26,715)	30,457	(7,059)
Income (loss) from discontinued operations, net of tax	16,657	(15,252)	10,441	(16,138)
Net income (loss)-including noncontrolling interest	30,290	(41,967)	40,898	(23,197)
Net loss-noncontrolling interest	(57)	(33)	(125)	(156)
Net income (loss)-ResCare, Inc.	$30,347	$(41,934)	$41,023	$(23,041)

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	SUCCESSOR	PREDECESSOR
	2011	2010
Cash flows from operating activities:
Net income(loss)-including noncontrolling interest	$40,898	$(23,197)
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	14,219	19,271
Goodwill impairment charge	—	65,577
Amortization of discount and deferred debt issuance costs	2,256	1,340
Share-based compensation	—	2,224
Deferred income taxes, net	4,272	(3,548)
Excess tax expense from share-based compensation	—	583
Provision for losses on accounts receivable	4,962	5,402
Write down of assets held for sale	1,642	—
Loss on sale of assets	378	12
Changes in operating assets and liabilities	(25,252)	(1,030)
Cash provided by operating activities	43,375	66,634

Cash flows from investing activities:
Purchases of property and equipment	(9,133)	(6,937)
Acquisitions of businesses, net of cash acquired	(17,803)	(21,213)
Proceeds from sale of assets	217	306
Cash used in investing activities	(26,719)	(27,844)

Cash flows from financing activities:
Long-term debt (repayments) borrowings	(33,176)	1,086
Short-term borrowings (repayments)-three months or less, net	—	(44,000)
Payments on obligations under capital lease	(70)	(73)
Funds contributed by co-investors	1,400	—
Debt issuance costs	(561)	(4,519)
Excess tax expense from share-based compensation	—	(583)
Employee withholding payments on share-based compensation	—	(881)
Cash used in financing activities	(32,407)	(48,970)

Effect of exchange rate changes on cash and cash equivalents	(137)	(12)

Decrease in cash and cash equivalents	(15,888)	(10,192)

Cash and cash equivalents at beginning of period	27,552	20,672

Cash and cash equivalents at end of period	$11,664	$10,480

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$1,282	$4,077
Forgiveness of management fees and promissory note in connection with an acquisition	$2,718	$—

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

Reclassification

During the third quarter of 2011, the Company finalized the purchase price allocation on the Onex transaction. As a result, we have adjusted our December 31, 2010 balance sheet. See Note 2 for further discussion.

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

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share.

The purchase price allocation is as follows:

	Nov. 16,		Adjusted
	2010	Final	Fair Value
	Preliminary	Allocation	at Nov. 16,
	Allocation	Adjustments	2010
Cash and cash equivalents	$15,459	$—	$15,459
Accounts and notes receivable	266,508	—	266,508
Deferred income taxes	14,896	330	15,226
Prepaid expenses and other current assets	25,985	—	25,985
Property, plant and equipment	96,388	(10,114)	86,274
Goodwill	229,931	12,438	242,369
Other intangible assets	321,249	(7,210)	314,039
Other assets	12,079	—	12,079
Total assets acquired	982,495	(4,556)	977,939
Current liabilities	191,007	—	191,007
Long-term debt	205,437	—	205,437
Deferred income taxes	100,223	(8,670)	91,553
Other long-term liabilities	33,384	3,914	37,298
Noncontrolling interest	—	200	200
Total liabilities assumed	530,051	(4,556)	525,495
Net assets acquired	$452,444	$—	$452,444

The fair values were estimated by the Company’s management based on independent appraisals, fair values of equivalent properties or analysis of expected future cash flows. During the quarter ended September 30, 2011, the Company received the final third-party valuation report and adjusted the purchase price allocation accordingly. The December 31, 2010 balance sheet has been revised for the above adjustments in accordance with U.S. GAAP under ASC 805, Business Combinations.  The impact on the 2010 income statement was immaterial.

The gross contractual amount of accounts and notes receivable at November 16, 2010 was $293.8 million. The Company estimates that $27.3 million of the receivable-related contractual cash flows as of November 16, 2010 are not expected to be collected

The following table details the goodwill and identifiable intangible assets acquired in the Onex transaction and their estimated values and expected amortizable lives:

	Fair	Useful Life
	Value	(Years)

Goodwill	$242,369	Indefinite
Other Intangible assets:
Licenses	226,370	Indefinite
Trade names	61,420	20
Customer relationships	24,190	20
Covenants not to compete	1,480	2
Other	579	5
Total other intangible assets	314,039
Total intangible assets	$556,408

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

In connection with the closures of the Netherlands and Germany operations, we recorded charges of $1.5 million in the fourth quarter of 2010 and $1.4 million in the first quarter of 2011. These charges included exit costs for severance and lease obligations, as well as charges for vendor and customer claims. The following table describes the 2011 activity for only the exit cost liability, comprised of severance and lease obligations, as of September 30, 2011:

	Beginning			Ending
	Balance at	Accruals /	Payments /	Balance at
	January 1, 2011	(Reversals)	Other	Sept. 30, 2011

Severance obligations	$481	$—	$(481)	$—
Lease terminations	—	831	(831)	—
Total exit cost liability	$481	$831	$(1,312)	$—

We expect no additional charges related to the closure and sale activities noted above. As of September 30, 2011, a liability of $0.6 million remains for the vendor and customer claims associated with the Netherlands and Germany closures.

Summarized financial information for the discontinued operations is set forth below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Revenues	$—	$4,850	$4,465	$15,374
Cost of services	—	4,634	5,688	12,425

Gross (loss) profit	—	216	(1,223)	2,949

Operational general and administrative expense	(27)	(1,868)	(5,134)	(5,341)
Goodwill impairment charge	—	(13,843)	—	(13,843)
Other (expense) income (1)	(50)	(68)	(2,198)	23
Interest expense, net	(42)	(69)	(159)	(186)
Loss from discontinued operations, before income taxes	(119)	(15,632)	(8,714)	(16,398)
Income tax benefit (2)	16,776	380	19,155	260
Income (loss) from discontinued operations, net of tax	$16,657	$(15,252)	$10,441	$(16,138)

(1)                The nine months ended September 30, 2011 includes a $2.2 million charge for adjusting assets and liabilities to their net realizable value due to the sale of the operations in the United Kingdom on July 1, 2011, which was recorded in the three months ended June 30, 2011. The balance remaining for 2011 periods, as well as all of the 2010 periods, represents other miscellaneous income (expense).

(2)        The three and nine month periods ended September 30, 2011 include U.S. tax benefits of $17.6 million attributed to the discontinued international operations. During the third quarter, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations. Losses and deductions related to international operations previously recognized for book purposes have been recognized for tax purposes in the period ended September 30, 2011 as a result of the election.

Note 4.           Acquisitions

We completed five acquisitions within our Residential Services and Homecare segments during the first nine months of 2011. Aggregate consideration for these acquisitions was approximately $22.1 million, including $1.3 million of notes issued, cash received of $0.3 million and net forgiveness of management fees and promissory note of $2.7 million. These acquisitions are expected to generate annual revenues of approximately $38 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Cash	$307
Accounts receivable	1,730
Property and equipment	332
Other intangible assets	3,244
Goodwill	16,814
Other assets	60
Liabilities	(376)
Aggregate purchase price	$22,111

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete, which will all be amortized over five to twenty years. We expect all of the $16.8 million of goodwill will be deductible for tax purposes.

Note 5.         Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the nine months ended September 30, 2011 are as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total

Balance at December 31, 2010	$147,939	$38,834	$27,812	$32,720	$247,305
Goodwill added through acquisitions	8,635	8,179	—	—	16,814
Other	(457)	(8)	(3)	—	(468)
Balance at September 30, 2011	$156,117	$47,005	$27,809	$32,720	$263,651

Note 6.             Comprehensive Income

The following table sets forth the computation of comprehensive income:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	2011	2010	2011	2010

Net income (loss)-Res-Care, Inc.	$30,347	$(41,934)	$41,023	$(23,041)
Foreign currency translation adjustments arising during the period	(374)	913	(685)	(639)
Comprehensive income (loss)	$29,973	$(41,021)	$40,338	$(23,680)

Note 7.             Debt

Long-term debt and obligations under capital leases consist of the following:

	Sept. 30	Dec. 31
	2011	2010

10.75% senior notes due 2019	$200,000	$200,000
Senior secured term loan due 2016, net of discount of $3.0 million at 2011 and $3.4 million at 2010	165,768	166,615
7.75% senior notes	—	30,535
Senior secured credit facility	—	—
Obligations under capital leases	455	523
Notes payable and other	8,415	8,929
	374,638	406,602
Less current portion	9,516	39,287
	$365,122	$367,315

Note 8.             Financial Instruments

At September 30, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.75% senior notes	$200,000	$197,000	$200,000	$206,000
Senior secured term loan	165,768	162,398	166,615	171,615
7.75% Senior Notes	—	—	30,535	31,451
Senior secured credit facility	—	—	—	—
Notes payable and other	8,415	8,418	8,929	8,639

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

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce		Consolidated
	Services	HomeCare	Services	Services	Corporate	Totals
Three months ended September 30:
2011 (Successor)
Revenues(1)	$216,984	$80,297	$46,301	$52,685	$—	$396,267
Operating income (loss) (1) (2)	28,089	6,439	3,232	4,946	(11,318)	31,388
Total assets	526,914	168,050	97,412	93,932	95,016	981,324
Capital expenditures	1,856	155	29	46	1,747	3,833
Depreciation and amortization (1)	2,252	473	186	315	966	4,192

2010 (Predecessor)
Revenues (1)	$209,166	$79,166	$43,271	$67,222	$—	$398,825
Operating income (loss) (1) (2) (3)	(10,770)	(3,483)	(4,638)	4,730	(17,743)	(31,904)
Total assets	290,982	273,946	70,996	111,887	44,175	791,986
Capital expenditures	994	105	230	130	759	2,218
Depreciation and amortization (1)	1,996	1,004	491	666	2,103	6,260

Nine months ended September 30:
2011 (Successor)
Revenues (1)	$635,840	$238,917	$138,760	$167,926	$—	$1,181,443
Operating income (loss) (1) (2)	74,019	17,578	10,672	14,030	(39,686)	76,613
Capital expenditures	4,176	339	129	850	3,639	9,133
Depreciation and amortization (1)	7,551	1,548	749	998	3,310	14,156

2010 (Predecessor)
Revenues (1)	$619,795	$228,179	$136,083	$190,247	$—	$1,174,304
Operating income (loss) (1) (2) (3)	33,413	4,733	3,718	14,112	(47,712)	8,264
Capital expenditures	3,276	503	303	704	2,151	6,937
Depreciation and amortization (1)	5,860	2,741	1,487	1,964	6,483	18,535

(1)                 Amounts for Workforce Services and Consolidated Totals have been restated to exclude the effects of the international operations, as the international operations have been discontinued as of September 30, 2011.

(2)                 Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income (loss) and (expenses) related to the corporate office.

(3)                 Operating income includes a goodwill impairment charge of $51.7 million, of which $34.4 million related to Residential Services, $9.3 million related to ResCare HomeCare and $8.0 million related to Youth Services.

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

During the second quarter of 2011, certain executive officers executed stock option agreements for options to purchase shares of the Class A common stock of Onex Rescare Holdings Corp., the entity that holds all of the outstanding shares of ResCare. These options were awarded pursuant to the Onex Rescare Holdings Corp. Stock Option Plan (the Plan).

Under the Plan, initial stock option grants of 1,999 shares were awarded on April 1, 2011, at a $5,000 exercise price. These options have a ten year life. From the initial grant of 1,999 options, 1,666 have a service period of five years and 333 have no service period. Each option incorporated both market conditions to vesting and performance conditions to exercisability and is forfeited upon termination of employment if the relevant conditions have not been met.

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

Based on the performance conditions that require a liquidity event as a condition for exercising the options, no share-based compensation expense was recorded in the nine months ended September 30, 2011 for the 1,999 options granted on April 1, 2011.

On November 1, 2011, the board of directors passed a resolution amending the option agreements, whereby a liquidity event would not be required as a condition for exercising the options. As a result, we will be recording share-based compensation expense for these options beginning in the fourth quarter of 2011. Although we are still in the process of determining the fair value of each option, we expect to record share-based compensation expense in the range of $6.0 million to $6.5 million over the next five years for these options.

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

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals have been scheduled for November 15, 2011. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Note 12.           Noncontrolling Interest

As of September 30, 2011, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$182
Net loss-noncontrolling interest	(125)
Noncontrolling interest as of September 30, 2011	$57

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

In September 2011, the FASB issued authoritative guidance in ASC 350 “Intangibles - Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. We do not expect this new guidance will have a material impact on our financial position, results of operations or cash flows.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$1,565	$7,888	$2,211	$—	$11,664
Accounts receivable, net	23,072	198,995	120	—	222,187
Refundable income taxes	15,275	—	—	—	15,275
Deferred income taxes	19,969	—	—	—	19,969
Non-trade receivables	1,129	1,633	59	—	2,821
Prepaid expenses and other current assets	8,758	9,876	4	—	18,638
Total current assets	69,768	218,392	2,394	—	290,554

Property and equipment, net	46,840	38,758	24	—	85,622
Goodwill	241,926	21,725	—	—	263,651
Other intangible assets, net	309,011	5,244	—	—	314,255
Investment in subsidiaries	885,443	41,782	80,267	(1,007,492)	—
Other assets	24,129	3,081	32	—	27,242
	$1,577,117	$328,982	$82,717	$(1,007,492)	$981,324

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,016	$16,119	$(44)	$—	$37,091
Accrued expenses	65,539	60,868	933	—	127,340
Current portion of long-term debt	1,700	3,138	4,585	—	9,423
Current portion of obligations under capital leases	1	92	—	—	93
Accrued income taxes	74	—	(74)	—	—
Total current liabilities	88,330	80,217	5,400	—	173,947

Intercompany	682,607	(681,086)	(1,521)	—	—
Long-term liabilities	53,150	148	—	—	53,298
Long-term debt	364,068	692	—	—	364,760
Obligations under capital leases	—	362	—	—	362
Deferred gains	338	—	—	—	338
Deferred income taxes	104,398	—	(5)	—	104,393
Total liabilities	1,292,891	(599,667)	3,874	—	697,098

Total shareholder’s equity	284,226	928,649	78,843	(1,007,492)	284,226
	$1,577,117	$328,982	$82,717	$(1,007,492)	$981,324

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$11,084	$9,825	$6,643	$—	$27,552
Accounts receivable, net	37,902	175,721	2,318	—	215,941
Refundable income taxes	1,297	—	(98)	—	1,199
Deferred income taxes	14,564	—	72	—	14,636
Non-trade receivables	5,300	1,541	506	—	7,347
Prepaid expenses and other current assets	8,385	9,495	725	—	18,605
Total current assets	78,532	196,582	10,166	—	285,280

Property and equipment, net	21,231	64,895	757	—	86,883
Goodwill	239,066	8,239	—	—	247,305
Other intangible assets, net	313,106	2,270	—	—	315,376
Investment in subsidiaries	885,443	41,994	80,267	(1,007,704)	—
Other assets	25,834	4,127	147	—	30,108
	$1,563,212	$318,107	$91,337	$(1,007,704)	$964,952

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$29,343	$24,832	$2,077	$—	$56,252
Accrued expenses	68,291	57,649	1,109	—	127,049
Current portion of long-term debt	32,232	3,015	3,948	—	39,195
Current portion of obligations under capital leases	6	86	—	—	92
Accrued income taxes	1,480	—	(76)	—	1,404
Total current liabilities	131,352	85,582	7,058	—	223,992

Intercompany	695,613	(688,106)	(7,507)	—	—
Long-term liabilities	35,425	2,013	188	—	37,626
Long-term debt	364,798	2,086	—	—	366,884
Obligations under capital leases	—	431	—	—	431
Deferred income taxes	93,411	—	(5)	—	93,406
Total liabilities	1,320,599	(597,994)	(266)	—	722,339

Total shareholder’s equity	242,613	916,101	91,603	(1,007,704)	242,613
	$1,563,212	$318,107	$91,337	$(1,007,704)	$964,952

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$65,051	$330,677	$539	$—	$396,267

Operating expenses	70,603	294,063	213	—	364,879
Operating (loss) income	(5,552)	36,614	326	—	31,388

Other (income) expenses:
Interest, net	10,421	(2)	(25)	—	10,394
Equity in earnings of subsidiaries	(21,205)	—	—	21,205	—
Total other expenses (income)	(10,784)	(2)	(25)	21,205	10,394

Income (loss) before income taxes	5,232	36,616	351	(21,205)	20,994
Income tax (benefit) expense	(5,903)	13,170	94	—	7,361
Income from continuing operations	11,135	23,446	257	(21,205)	13,633
Income (loss) from discontinued operations, net of tax	19,155	—	(2,498)	—	16,657
Net income (loss) – including noncontrolling interests	30,290	23,446	(2,241)	(21,205)	30,290
Net loss – noncontrolling interest	—	(57)	—	—	(57)
Net income (loss) – Res-Care, Inc.	$30,290	$23,503	$(2,241)	$(21,205)	$30,347

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$192,966	$987,163	$1,314	$—	$1,181,443

Operating expenses	206,911	896,174	1,745	—	1,104,830
Operating (loss) income	(13,945)	90,989	(431)	—	76,613

Other (income) expenses:
Interest, net	31,846	(58)	(31)	—	31,757
Equity in earnings of subsidiaries	(52,835)	—	—	52,835	—
Total other expenses (income)	(20,989)	(58)	(31)	52,835	31,757

Income (loss) before income taxes	7,044	91,047	(400)	(52,835)	44,856
Income tax (benefit) expense	(14,699)	29,226	(128)	—	14,399
Income (loss) from continuing operations	21,743	61,821	(272)	(52,835)	30,457
Income (loss) from discontinued operations, net of tax	19,155	—	(8,714)	—	10,441
Net income (loss) – including noncontrolling interests	40,898	61,821	(8,986)	(52,835)	40,898
Net loss – noncontrolling interest	—	(125)	—	—	(125)
Net income (loss) – Res-Care, Inc.	$40,898	$61,946	$(8,986)	$(52,835)	$41,023

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$61,569	$336,775	$481	$—	$398,825

Operating expenses	118,428	312,079	222	—	430,729
Operating (loss) income	(56,859)	24,696	259	—	(31,904)

Other expenses (income):
Interest, net	4,792	(13)	(2)	—	4,777
Equity in earnings of subsidiaries	(29,623)	—	—	29,623	—
Total other expenses (income)	(24,831)	(13)	(2)	29,623	4,777

(Loss) income before income taxes	(32,028)	24,709	261	(29,623)	(36,681)
Income tax expense (benefit)	9,939	(20,905)	1,000	—	(9,966)
(Loss) income from continuing operations	(41,967)	45,614	(739)	(29,623)	(26,715)
Loss from discontinued operations, net of tax	—	—	(15,252)	—	(15,252)
Net (loss) income – including noncontrolling interests	(41,967)	45,614	(15,991)	(29,623)	(41,967)
Net loss – noncontrolling interest	—	(33)	—	—	(33)
Net (loss) income – Res-Care, Inc.	$(41,967)	$45,647	$(15,991)	$(29,623)	$(41,934)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$192,136	$980,723	$1,445	$—	$1,174,304

Operating expenses	259,956	905,194	890	—	1,166,040
Operating (loss) income	(67,820)	75,529	555	—	8,264

Other expenses (income):
Interest, net	14,474	(44)	(3)	—	14,427
Equity in earnings of subsidiaries	(61,417)	—	—	61,417	—
Total other expenses (income)	(46,943)	(44)	(3)	61,417	14,427

(Loss) income before income taxes	(20,877)	75,573	558	(61,417)	(6,163)
Income tax expense (benefit)	2,320	(2,131)	707	—	896
(Loss) income from continuing operations	(23,197)	77,704	(149)	(61,417)	(7,059)
Loss from discontinued operations, net of tax	—	—	(16,138)	—	(16,138)
Net (loss) income – including noncontrolling interests	(23,197)	77,704	(16,287)	(61,417)	(23,197)
Net loss – noncontrolling interest	—	(114)	(42)	—	(156)
Net (loss) income – Res-Care, Inc.	$(23,197)	$77,818	$(16,245)	$(61,417)	$(23,041)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

(In thousands)

	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income – including noncontrolling interest	$40,898	$61,821	$(8,986)	$(52,835)	$40,898
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	8,253	5,862	104	—	14,219
Amortization of discount and deferred debt issuance costs on notes	2,256	—	—	—	2,256
Deferred income taxes, net	4,280	—	(8)	—	4,272
Provision for losses on accounts receivable	3,781	1,161	20	—	4,962
Write down of assets held for sale	2,808	—	(1,166)	—	1,642
Loss on sale of assets	—	378	—	—	378
Equity in earnings of subsidiaries	(52,835)	—	—	52,835	—
Changes in operating assets and liabilities	(19,275)	(12,274)	6,297	—	(25,252)
Cash (used in) provided by operating activities	(9,834)	56,948	(3,739)	—	43,375
Investing activities:
Purchases of property and equipment	(19,452)	10,085	234	—	(9,133)
Acquisitions of businesses, net of cash acquired	—	(17,803)	—	—	(17,803)
Proceeds from sale of assets	—	217	—	—	217
Cash (used in) provided by investing activities	(19,452)	(7,501)	234	—	(26,719)
Financing activities:
Long-term (repayments) debt borrowings	(35,095)	1,282	637	—	(33,176)
Payments on obligations under capital leases, net	—	(70)	—	—	(70)
Funds contributed by co-investors	1,400	—	—	—	1,400
Debt issuance costs	(561)	—	—	—	(561)
Net payments relating to intercompany financing	54,023	(52,458)	(1,565)	—	—
Cash provided by (used in) financing activities	19,767	(51,246)	(928)	—	(32,407)
Effect of exchange rate changes on cash and cash equivalents	—	(138)	1	—	(137)
(Decrease) increase in cash and cash equivalents	(9,519)	(1,937)	(4,432)	—	(15,888)
Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$1,565	$7,888	$2,211	$—	$11,664

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2010

(In thousands)

	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss) – including noncontrolling interests	$(23,197)	$77,704	$(16,287)	$(61,417)	$(23,197)
Adjustments to reconcile net income (loss), including noncontrolling interests, to cash provided by operating activities:
Depreciation and amortization	8,158	10,373	740	—	19,271
Goodwill impairment charge	51,734	—	13,843	—	65,577
Amortization of discount and deferred debt issuance costs on notes	1,340	—	—	—	1,340
Share-based compensation	2,224	—	—	—	2,224
Deferred income taxes, net	(3,549)	—	1	—	(3,548)
Excess tax expense from exercise of stock options	583	—	—	—	583
Provision for losses on accounts receivable	—	5,402	—	—	5,402
Loss on sale of assets	—	12	—	—	12
Equity in earnings of subsidiaries	(61,417)	—	—	61,417	—
Changes in operating assets and liabilities	149,960	(143,417)	(7,573)	—	(1,030)
Cash provided by (used in) operating activities	125,836	(49,926)	(9,276)	—	66,634
Investing activities:
Purchases of property and equipment	(3,084)	(3,784)	(69)	—	(6,937)
Acquisitions of businesses	—	(21,213)	—	—	(21,213)
Proceeds from sale of assets	—	306	—	—	306
Cash (used in) provided by investing activities	(3,084)	(24,691)	(69)	—	(27,844)
Financing activities:
Long-term debt (repayments) borrowings	(2,391)	3,477	—	—	1,086
Short-term repayments—three months or less, net	(41,517)	(4,932)	2,449	—	(44,000)
Payments on obligations under capital leases	—	(73)	—	—	(73)
Debt issuance costs	(4,519)	—	—	—	(4,519)
Net payments relating to intercompany financing	(84,068)	84,040	28	—	—
Excess tax expense from share-based compensation	(583)	—	—	—	(583)
Employee withholding payments on share-based compensation	(881)	—	—	—	(881)
Cash (used in) provided by financing activities	(133,959)	82,512	2,477	—	(48,970)
Effect of exchange rate changes on cash and cash equivalents	—	21	(33)	—	(12)
(Decrease) increase in cash and cash equivalents	(11,207)	7,916	(6,901)	—	(10,192)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$(4,444)	$12,571	$2,353	$—	$10,480

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

This change of control resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (previously Statement of Financial Accounting Standards No. 141R). This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements reflect September 30, 2011 and December 31, 2010 as successor and September 30, 2010 as predecessor.

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Historically, strong demand for the services we provide continues during cyclical economic downturns. Many of our federal, state and local funding sources are dealing with budget deficits or shortfalls as a result of current economic conditions.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our Form S-4 registration statement filed on April 15, 2011. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2011, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30				September 30
	SUCCESSOR		PREDECESSOR		SUCCESSOR		PREDECESSOR
	2011		2010		2011		2010
	(Dollars in thousands)
Revenues:
Residential Services	$216,984		$209,166		$635,840		$619,795
ResCare HomeCare	80,297		79,166		238,917		228,179
Youth Services	46,301		43,271		138,760		136,083
Workforce Services (1)	52,685		67,222		167,926		190,247
Consolidated	$396,267		$398,825		$1,181,443		$1,174,304

Operating income(loss):
Residential Services (2)	$28,089		$(10,770)		$74,019		$33,413
ResCare HomeCare (2)	6,439		(3,483)		17,578		4,733
Youth Services (2)	3,232		(4,638)		10,672		3,718
Workforce Services (1)	4,946		4,730		14,030		14,112
Corporate (3)	(11,318)		(17,743)		(39,686)		(47,712)
Consolidated (2)	$31,388		$(31,904)		$76,613		$8,264

Operating margin:
Residential Services (2)	12.9%		(5.1%	)	11.6%		5.4%
ResCare HomeCare (2)	8.0%		(4.4%	)	7.4%		2.1%
Youth Services (2)	7.0%		(10.7%	)	7.7%		2.7%
Workforce Services (1)	9.4%		7.0%		8.4%		7.4%
Corporate (3)	(2.9%	)	(4.4%	)	(3.4%	)	(4.1%	)
Consolidated (2)	7.9%		(8.0%	)	6.5%		0.7%

(1)      Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)      Operating income and margin for the three and nine month periods ended September 30, 2010 were negatively impacted due to a goodwill impairment charge of $51.7 million, of which $34.4 million related to Residential Services, $9.3 million related to ResCare HomeCare and $8.0 million related to Youth Services.

(3)      Represents corporate general and administrative expenses, as well as other operating income and (expenses) related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended September 30, 2011 decreased $2.6 million, or 0.6%, from the 2010 third quarter period. Revenues increased $7.1 million, or 0.6%, for the nine months ended September 30, 2011, compared to the same period in 2010. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended September 30, 2011, was $31.4 million compared to a loss of $31.9 million for the same period in 2010. Consolidated operating margins were 7.9% and (8.0%) for the quarterly periods in 2011 and 2010, respectively. The third quarter and nine month periods in 2010 include a goodwill impairment charge of $51.7 million. Exclusive of the 2010 impairment charge, the increase in operating income and margin is primarily due to improved performance in our Workforce Services segment and no share-based compensation expense for 2011.

Consolidated operating income for the nine months ended September 30, 2011 was $76.6 million compared to $8.3 million for the same period in 2010, which included the $51.7 million impairment charge mentioned above. Consolidated operating margins were 6.5% and 0.7% for the nine month periods in 2011 and 2010, respectively.

Net interest expense increased $5.6 million for the third quarter of 2011 and $17.3 million for the nine months ended September 30, 2011, compared to the same periods in 2010. The increases were primarily attributable to the increase in long-term debt of $216 million, along with the increase in interest rates arising from the refinancing of debt in December 2010 in which the annual interest rate payable on our outstanding unsecured senior notes increased from 7.75% to 10.75%. Our effective income tax rate for the nine months ended September 30, 2011 was 32.1%. The 2011 rate was favorably impacted by the change in treatment of going private related transaction costs based on an evaluation of the costs completed during the second quarter of 2011. The $0.9 million tax provision for the nine months ended September 30, 2010 was significantly lower than the $14.4 million tax provision in the same period in 2011 due to the estimated goodwill impairment charge recorded in 2010, for which we received tax benefit less than the statutory rate.

Residential Services

Residential Services revenues for the quarter and nine months ended September 30, 2011 increased $7.8 million and $16.0 million, or 3.7% and 2.6%, respectively, over the same periods in 2010. This increase in revenue is due primarily to a $4.0 million and a $10.9 million increase in our pharmacy business revenue for the quarter and nine months ended September 30, 2011, respectively, as well as acquisitions that occurred after September 30, 2010. Operating margin increased from (5.1%) in the third quarter of 2010 to 12.9% in the same period in 2011 and from 5.4% for the nine months ended September 30, 2010 to 11.6% for the same period in 2011. The third quarter and nine month periods in 2010 include a goodwill impairment charge of $34.4 million. Exclusive of the 2010 impairment charge, the margin increase is primarily attributable to savings and efficiencies from our reorganization efforts, as well as no share-based compensation expense in the first nine months of 2011 compared to approximately $0.7 million in the same period in 2010.

ResCare HomeCare

ResCare HomeCare revenues for the quarter and nine months ended September 30, 2011 increased $1.1 million and $10.7 million, or 1.4% and 4.7%, respectively, over the same periods in 2010. This increase was due primarily to acquisition growth of $1.3 million and $24.2 million, respectively, which was partially offset by rate and service cuts in certain states and loss of business of $0.5 million and $13.5 million, respectively. Operating margin for the third quarter and nine month periods increased from (4.4%) and 2.1% respectively, in 2010 to 8.0% and 7.4%, respectively, in 2011. The third quarter and nine month periods in 2010 include a goodwill impairment charge of $9.3 million. Exclusive of the 2010 impairment charge, the margin increase was due primarily to growth and no share-based compensation expense in the first nine months of 2011 compared to approximately $0.3 million in the same period in 2010.

Youth Services

Youth Services revenues for the quarter ended September 30, 2011 increased $3.0 million, or 7.0%, from the same period of 2010, due primarily to the Job Corps business. Revenues for the nine months ended September 30, 2011 increased $2.7 million due primarily to an increase in Job Corps business, which was partially offset by a reduction in our Residential Youth reporting unit revenues driven by lower census. Operating margin increased from (10.7%) in the third quarter of 2010 to 7.0% in the same period in 2011, and from 2.7% to 7.7% for the nine months ended September 30, 2010 and 2011, respectively. The third quarter and nine month periods in 2010 include a goodwill impairment charge of $8.0 million. Exclusive of the 2010 impairment charge, the operating income and margins for the third quarter and nine month periods decreased from the 2010 levels due primarily to an inability to reduce costs commensurate with the revenue declines in Residential Youth.

Workforce Services

Workforce Services revenues for the quarter and nine months ended September 30, 2011 decreased $14.5 million and $22.3 million, or 21.6% and 11.7%, respectively, from the same periods in 2010, due primarily to the expiration of certain contracts in Texas in the fourth quarter of 2010 and the absence of the American Recovery and Investment Act (ARRA) funding in 2011. Operating margin increased from 7.0% in the third quarter of 2010 to 9.4% in the same period in 2011 and from 7.4% to 8.4% for the nine months ended

September 30, 2010 and 2011, respectively, due primarily to the absence of lower margin services funded under the federal stimulus program.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total operating expenses for the third quarter and nine months ended September 30, 2011 decreased $6.4 million and $8.0 million, respectively, from the same periods in 2010. The decrease for the 2011 third quarter was primarily due to decreases in depreciation of $1.1 million, insurance costs of $1.4 million, Onex transaction costs of $2.4 million and labor costs of $1.0 million. The decrease for the nine month period was primarily due to decreases in depreciation of $3.2 million, insurance costs of $3.3. million, Onex transaction costs of $0.7 million and share-based compensation expense of $1.1 million. The decrease in depreciation is due to the valuation of fixed assets as required through purchase price accounting for the Onex transaction described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

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

Net income from discontinued operations was $16.7 million in the third quarter of 2011 and $10.4 million for the nine months ended September 30, 2011, compared to net losses of $15.3 million and $16.1 million for the same periods of 2010. The net income from discontinued operations for the three and nine months ended September 30, 2011, includes pretax operational losses of $0.1 million and $8.7 million, respectively, and tax benefits of $16.8 million and $19.2 million, respectively. During the third quarter, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations. Losses and deductions related to international operations previously recognized for book purposes have been recognized for tax purposes in the period ended September 30, 2011 as a result of the election.

The net loss from discontinued operations for the three and nine months ended September 30, 2010, includes pretax operational losses of $15.6 million and $16.4 million, respectively, offset by tax benefits of $0.4 million and $0.3 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $16.4 million, or 1.7%, at September 30, 2011 over balances at December 31, 2010. This was primarily due to increases in trade receivables and refundable taxes.

Cash and cash equivalents were $11.7 million at September 30, 2011, as compared to $27.6 million at December 31, 2010. Cash provided from operations for the nine months ended September 30, 2011 was $43.4 million compared to $66.6 million for the nine months ended September 30, 2010.

Net accounts receivable at September 30, 2011 increased to $222.2 million, compared to $215.9 million at December 31, 2010. Days of revenue in net accounts receivable were 49.1 days at September 30, 2011, compared with 49.4 days at December 31, 2010. The improvement in days of revenue is due to increased cash collections of older receivables.

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

Cash used in our investing activities at September 30, 2011 decreased $1.1 million over the same period in 2010 primarily due to investment in acquisitions. We used $21.2 million on business acquisitions during the first nine months of 2010 compared to $17.8 million during the same period of 2011.

Our financing activities included a net payment of debt and capital lease obligations of $33.2 million for the first nine months of 2011. This compares to a net payment of debt and capital lease obligations of $43.0 million for the same period in 2010. In January 2011 we paid the remainder due of $30.5 million on the 7.75% Senior Notes. In January 2010 we paid $4.4 million in debt issuance costs due to the amendment of our credit facility. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

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

As of September 30, 2011, we had irrevocable standby letters of credit in the principal amount of $60.1 million issued primarily in connection with our insurance programs. As of September 30, 2011, we had $214.9 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 4.50% over the LIBOR or other bank developed rates at our option. Letters of credit had a borrowing rate of 4.625% as of September 30, 2011. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at September 30, 2011, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 66% through Medicaid reimbursement, 8% from the DOL and 26% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

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

Interest Rates

While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had outstanding borrowings totaling $166.6 million at December 31, 2010 and $165.8 million at September 30, 2011. A 100 basis point movement in the interest rate would not result in an increase in interest expense due to the LIBOR floor.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.               Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form S-4 Registration Statement filed April 15, 2011 and our second quarter 2011 Form 10-Q.

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

	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	November 3, 2011	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 3, 2011	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer