Form 10-K
period 2011-12-31
RES CARE INC /KY/
filed 2012-02-16
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

(502) 394-2100

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 13, 2012 was 21,344,741.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III.

10.	Directors, Executive Officers and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accounting Fees and Services

PART IV.

15.	Exhibits, Consolidated Financial Statement Schedules
SIGNATURES

Preliminary Note Regarding Forward-Looking Statements

All references in this Annual Report on Form 10-K to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

PART I

Item 1.                                   Business

General

Res-Care, Inc. is a human service company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, to elderly people who need in-home assistance, to youth with special needs and to adults who are experiencing barriers to employment. All references in this Annual Report on Form 10-K to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

Our programs include an array of services provided in both residential and non-residential settings to people with developmental or other disabilities. ResCare also offers, through drop-in or live-in services, personal care, meal preparation, housekeeping, transportation and some skilled nursing care to the elderly in their own homes. Additionally, ResCare provides services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment, into the workforce and become productive employees.

At December 31, 2011, we provided services to some 57,000 persons daily in 42 states, Washington, D.C., Puerto Rico and Canada.

The Onex Acquisition and Related Transactions

On September 6, 2010, ResCare entered into a share exchange agreement pursuant to which an affiliate of Onex Partners III LP agreed to acquire all shares of ResCare common stock not already owned by Onex Corporation and its affiliates, including Onex Partners LP (collectively, the Onex Investors), for a purchase price of $13.25 per share on the terms and conditions set forth therein.

In accordance with the share exchange agreement, on October 7, 2010, the affiliate (“Purchaser”) commenced a tender offer to acquire all outstanding shares of ResCare common stock not already held by Purchaser and its affiliates (the Public Shares). On November 16, 2010, the Onex Investors (including Onex Partners III LP) contributed $120.0 million to Purchaser in exchange for Purchaser’s common membership interests and $158.8 million for Purchaser’s preferred membership interests that accrued a preferred return. On that date, purchaser purchased 21,044,765 Public Shares in the tender offer, increasing the beneficial ownership of the Onex Investors to 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis. The change of control occurred on November 16, 2010, which is the acquisition date for accounting purposes.

On December 20, 2010, the ResCare shareholders approved the second-step share exchange transaction (the “Share Exchange”) in which all Public Shares not acquired in the tender offer, other than shares held by members of our management who agreed to roll their existing equity ownership over into equity of Onex Rescare Holdings Corp. (“Rollover Holders”), were to be exchanged for $13.25 per share, without interest.

The following transactions occurred concurrently on December 22, 2010:

•           ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility;

•           ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (the “Notes”) in a private placement under the Securities Act of 1933 (the “Securities Act”);

•           ResCare repurchased $120 million (approximately 80%) aggregate principal amount of its previously tendered 7.75% Senior Notes due 2013; the remaining $30 million of these Senior Notes that were not repurchased were satisfied and discharged by delivering to the trustee amounts sufficient to pay the applicable redemption price in January 2011;

•           The Purchaser completed the previously announced share exchange, acquiring all of the publicly held common shares of ResCare for $13.25 per share in cash ($56.9 million); and

•           The Purchaser redeemed preferred membership interests held by certain of the Onex Investors for an amount equal to the contributions ($158.8 million) made by them in respect of the purchase of such interests plus the accrued preferred return ($0.8 million) on such interests through the redemption date.

Following the Share Exchange, the issuance of the Notes and receipt of required regulatory approvals, Onex Partners LP and the other Onex Investors holding shares of ResCare’s common and preferred stock prior to the commencement of the Stock Tender Offer contributed those shares to Onex Rescare Holdings Corp. (“New Holdco”) in exchange for shares of New Holdco’s nonvoting common stock. On December 22, 2010, an independent group of co-investors contributed $1.4 million to New Holdco in exchange for shares of New Holdco’s voting common stock. In addition, the Onex affiliates holding membership interests ($120.0 million) in Purchaser and the Rollover Holders contributed their interests in such entity to New Holdco in exchange for shares of New Holdco’s voting common stock. Purchaser was merged into ResCare, with ResCare as the surviving entity.

As a result of these transactions, ResCare is now a wholly owned subsidiary of New Holdco, which in turn, is now owned by the Onex Investors, certain co-investors and members of our management team.

On June 1, 2011, ResCare completed an exchange offer, in which it exchanged $200 million principal amount of Notes that had been registered under the Securities Act, for the same aggregate principal amount of the Notes issued on December 22, 2010, which had not been registered under the Securities Act.

Description of Services by Segment

As of December 31, 2011, we had four reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Note 10 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 10 is incorporated herein by reference and should be read in conjunction with this section.

Residential Services

ResCare is the nation’s largest private provider of services for individuals with cognitive, intellectual, and other developmental disabilities. Services include group homes, supported living, in-home, foster or companion care and vocational and habilitation. The programs in ResCare’s Residential Services segment are based predominantly on individual support plans designed to encourage greater independence and the development or maintenance of daily living skills. These goals are achieved through tailored application of ResCare’s different services including social, functional and vocational skills training and emotional and psychological counseling. ResCare’s Residential Services include:

•                  Disability Services: Helping people of all ages with cognitive, intellectual, developmental and physical disabilities to develop and enhance the quality of their lives. ResCare offers individuals, families and guardians support in a variety of settings including the home, supported living arrangements, group homes and vocational and day habilitation programs.

•                  Mental Health/Mental Illness:  Provide adults with serious emotional disorders or severe and persistent mental illness with comprehensive, community-based residential supports and services.

•                  Acquired Brain Injury: Providing individual-tailored options that incorporate traditional therapies into community-based skill training to people with a broad range of activities, behaviors and resources. The services are designed to help transition toward a more active, community-oriented lifestyle.

•                  Pharmacy Services: Pharmacy Alternatives, LLC (PAL) is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities who are receiving support and services from ResCare or other private providers. PAL currently provides services in eleven states and Washington, D.C.

ResCare HomeCare

ResCare HomeCare provides personalized home care services to people of all ages, physical conditions and cognitive abilities. We offer professional nursing, personal care, Alzheimer’s care, dementia care, homemaking, companionship and respite in the home, the hospital, long-term assisted living facilities and other places of residence. Homecare Services include:

•                  Periodic In-Home Services: Programs designed to offer periodic and customized support for individuals and primary caregivers to assist and provide respite care. These services enable individuals to return home and receive care away from large, state-run institutions.

•                  Supported Living: Services tailored to the specific needs of one, two or three individuals living in a home or an apartment in the community. Individuals may need only a few hours of staff supervision or support each week or they may require services 24 hours a day.

•                  Rest Assured: ResCare has a partnership with the non-profit Wabash Center and Purdue University in Indiana that provides remote “telecare” services to people in their homes. Rest Assured is a remote monitoring and support service link between caregiver and client giving the clients more independence and providing a more cost effective method of providing care either 24 hours a day (seven days a week) or by the hour.

•                  Skilled Nursing: Provide assistance by a registered professional nurse at an individual’s residence in helping an individual improve conditions and avoid a current condition from getting worse. Skilled nursing helps the individual feel better, function more independently and learn to take care of their health needs.

Youth Services

ResCare supports many young adults and children through services specifically tailored to meet their unique needs. We provide life-changing programs to help young people succeed in school, obtain meaningful and gainful employment and become productive members of their community. ResCare also excels at assisting children find safe, secure environments through our foster care programs. Youth Services include:

•                  Youth Residential Services: We serve young people with emotional and behavioral issues or other special needs as well as juveniles in the justice system. Services offer intense supports which teach young people strategies for independent living as well as social and academic skills within residential treatment facilities, group homes and foster care settings.

•                  Job Corp Centers: Operated by ResCare and administered by the United States Department of Labor (“DOL”), Job Corps is a residential, educational and training program for unemployed and undereducated youth ages 16 through 24 to enable disadvantaged youths to become responsible working adults. ResCare operates 14 Job Corps centers in six states and Puerto Rico. ResCare also operates five centers under sub-contracts. Its centers currently operate at approximately 99% of capacity. Only approximately 1% of the eligible population in the United States is served by some type of Job Corps program due to funding constraints. Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region.

•                  Educational Services:  ResCare partners with a variety of public and private entities to provide education to our youth. We offer academic choices for youth through individualized learning environments, including private, charter, online schools and other education programs.

Workforce Services

ResCare’s Workforce Services finds jobs, education and training for people who have significant barriers to employment, have lost their job or are just entering the workforce. ResCare is the largest private provider of workforce services in the U.S. At February 16, 2012, ResCare operated approximately 300 career centers in 23 states and Washington, D.C. These centers are part of a nationwide system of government-funded offices that provide assistance, job preparation and placement to any eligible youth or adult. The services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers. The Workforce Services programs are administered under contracts with local and state governments. Workforce Services include:

•                  One-Stop Services:  ResCare is the leading provider of One-Stop services in the U.S. We offer comprehensive services that prepare workers for high-growth, high-demand industries.

•                  Human Services:  Through Temporary Assistance for Needy Families (“TANF”), Workforce Investment Act (“WIA”), Supplemental Nutrition Assistance Program (“SNAP”), Vocational Rehabilitation and other programs, ResCare provides case management, career assessment and planning, job search and job placement services that help individuals reach their potential and achieve economic self-sufficiency.

•                  Employer Services:  Provides information, linkages and customized services connecting employers to ResCare’s local career programs and job-ready graduates.

•                  Subsidized Child Care:  Programs assisting parents and guardians who work, go to school or participate in training to find and afford quality child care for their children.

Operations

Residential Services

Residential Services operations are organized under geographic regions. In general, each cluster of group homes, service sites, supported living program or facility is overseen by an Executive Director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. Qualified mental retardation professionals (QMRPs) and case managers work with direct support professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

We have developed a model of ongoing program evaluation and quality management which we believe provides critical feedback to measure the quality of our various operations. Each operation conducts its own quality assurance program using the ResCare Best in Class (BIC) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. We believe the BIC system is a vital management tool to evaluate the quality of our programs and has been useful as a marketing tool to promote our programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. Additionally, we demonstrate our commitment to the professional development of our employees by offering classes and training programs, as well as tuition reimbursement benefits.

ResCare HomeCare

ResCare HomeCare operations are managed across five regions, providing a wide range of innovative home care programs across 33 states. Each region is managed by a Regional Director with branch oversight provided by an Executive Director to ensure business and regulatory compliance. Each branch is staffed with a manager who oversees day-to-day operations specific to scheduling, hiring and sales. Our programs provide the most comprehensive and dependable services that are tailored to address the specific needs for seniors, persons with disabilities and individuals recovering from illness or injury. Our model consists of traditional home care and home health services supported by telecare and care management. We have implemented innovative programs to support our focus on complex care. The ResCare HomeCare Signature programs, Safe Discharge, Disease Management and Life Management, further support and enhance our service offerings to our clients, and provide a proven efficient, low cost approach that reduces the need for re-hospitalization, nursing home care or expensive rehabilitation services in a facility environment. We have further developed our in-home therapy rehabilitation programs through our recent acquisition of Rehab Without Walls, adding specialized programs in six states.

ResCare HomeCare has become a leader in serving customers through the rollout of our Respect and Care Line. This service line serves as a central contact for potential clients to access information about our services, expediting the home conference, leading to services being initiated sooner. As experts in this industry, the Respect and Care line connects all persons in need of services to services within ResCare or with community partners as appropriate.

ResCare HomeCare leadership has recognized the potential for organic growth through New Branch operation startups as well as a focused effort on new funding sources. Under the newly developed Branch-in-a-Box concept, home care management is able to successfully integrate our service model in targeted communities further expanding the availability of our services. Additional growth by adding new funding sources through strategic partnerships and RFP awards additionally expands accessibility to services for the client population.

ResCare HomeCare continues to recruit and hire quality direct care staff to provide quality services. ResCare HomeCare is able to measure success of services delivered through our business intelligence systems as well as our internal quality review processes, customer satisfaction and regulatory surveys.

Youth Services

As part of our Youth Services, we operate our Job Corps centers under contracts with the DOL, which provides the facility. We are directly responsible for the management, staffing and administration of our Job Corps centers. Our typical Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

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

Each of our operations in our Residential Youth and Education lines of business are overseen by an Executive Director. The Executive Director is supported by staff members who are responsible for counseling, academics, safety, security, health services and behavior management.

Workforce Services

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

Basic performance measures are prescribed by the federal government, and supplemented at the discretion of state and local funding sources. The U.S. Office of Management and Budget has a standard set of “Common Measures” that are applied to all human and social services programs operated by various federal agencies — including the DOL and Department of Health and Human Services (“DHHS”), from which the bulk of our funding originates. The common measures for adults are: entered employment, earnings change after six months, employment retention after six and nine months, and cost effectiveness — measured by cost per participant. The common measures for youth are: literacy and numeracy gains; attainment of degree or certificate; placement in employment, education, training, or the military; and cost per participant. Methods of performance evaluation and analysis by funding sources vary by state and locality. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.

Contracts

State Contracts. Primarily in Residential Services and ResCare HomeCare, our Medicaid operations are usually formalized through provider agreements with the state. Although our contracts generally have a stated term of one year and generally may be terminated without cause on 60 days notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. Serious deficiencies can result in delicensure or decertification actions by these agencies. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and pertinent state Medicaid Assistance programs. Pursuant to provider agreements, we agree to accept the payment received from the government entity as payment in full for the services administered to the individuals and to provide the government entity with information regarding the owners and managers of ResCare, as well as to comply with requests and audits of information pertaining to the services rendered. Provider agreements can be terminated at any time for non-compliance with the federal, state or local regulations. Reimbursement methods vary by state and service type and can be based on flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis.

Management Contracts. Private operators, generally not-for-profit providers who contract with state agencies, contract with us to manage the day-to-day operations of facilities or programs under management contracts. Most of these contracts are long-term (generally two to five years in duration, with several contracts having 30-year terms) and are subject to renewal or re-negotiation provided that we meet program standards and regulatory requirements. Most management contracts cover groups of two to sixteen facilities. Depending upon the state’s reimbursement policies and practices, management contract fees are computed on the basis of a fixed fee per individual, which may include some form of incentive payment, a percentage of operating expenses (cost-plus contracts), a percentage of revenue or an overall fixed fee paid regardless of occupancy. Our management contracts also frequently provide for working capital advances to the provider of record. Historically, our Medicaid provider contracts and management contracts have been renewed or satisfactorily renegotiated.

Job Corps Contracts. Contracts for Job Corps centers are awarded pursuant to a rigorous bid process. After successfully bidding, we operate the Job Corps centers under comprehensive contracts negotiated with the DOL. The contracts cover a five-year period, consisting of an initial two-year term with a potential of three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of: (i) the performance of the center as compared to its budget; (ii) compliance with federal, state and local regulations; (iii) qualitative assessments of center life, education, outreach efforts and placement record; and (iv) the overall rating received by the center. Shortly before the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is re-bid, regardless of the operator’s performance. The current operator may participate in the re-bidding process. In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the re-bidding process. It is our experience that high performance ratings of the current operator result in fewer competitors in the re-bidding process.

As of December 31, 2011, we operated fourteen Job Corps centers under eleven separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, one of which expires in 2012, two in 2013, four in 2014, two in 2015 and two in 2016. We expect to be awarded new contracts for the Job Corps Centers where our contracts expire in 2012 because there was no competition in the Request for Proposal (RFP) process. We intend to selectively pursue additional centers through the RFP process.

Workforce Services Contracts. Although Workforce Services contracts are usually funded through a bid process, including the DOL and DHHS, they are typically awarded by states and municipalities through a competitive bid process. We are typically reimbursed for direct facility and program costs related to the job training centers, allowable indirect costs, plus a fee for profit. The fee can take the form of a fixed contract amount (rate or price) or be computed based on certain performance criteria. The contracts are funded by federal agencies, including the DOL and DHHS. The contracts vary in duration, generally from 3 to 60 months, including option years.

Marketing and Development

Our marketing activities for developmental and intellectual disabilities (“DD/ID”) and in-home care focus on initiating and maintaining contacts and working relationships with state and local governments and governmental agencies responsible for the provision of the types of services offered by us, and identifying other providers who may consider a management contract arrangement or other transaction with us. Additionally, multi-channel campaigns targeting decision makers and other influential individuals detail the benefits experienced from ResCare’s services.

In our pursuit of government contracts, we contact governments and governmental agencies in geographical areas in which we operate and in others in which we have identified expansion potential. Contacts are made and maintained by both regional operations personnel and corporate development personnel, and are augmented as appropriate by other senior management. We target new areas based largely on our assessment of the need for our services, the system of reimbursement, the receptivity to out-of-state and for-profit operators, expected changes in the service delivery system (i.e., privatization or downsizing), the labor climate and existing competition.

We also seek to identify service needs or possible changes in the service delivery or reimbursement system of governmental entities that may be driven by changes in administrative philosophy, budgetary considerations, pressure or legal actions brought by advocacy groups. As needs or possible changes are identified, we attempt to work with and provide input to the responsible government personnel and to work with provider associations and consumer advocacy groups to this end. If an RFP results from this process, we then determine whether and on what terms we will respond and participate in the competitive process. We also continue to pursue further growth in job training services by submitting proposals for contracts for “one-stop” career centers and Job Corps centers as they come up for bid.

We have historically marketed our in-home care services primarily by creating awareness of our capabilities and cultivating relationships with referral sources, such as doctors and hospital discharge planners. With the recent creation of a marketing department and branding of ResCare HomeCare, a new consumer-oriented marketing strategy has been introduced. We have increased the application of metrics and research, implemented interactive initiatives, including website enhancements, and delivered targeted multi-channel campaigns to ensure growth in our home care services to seniors.

We attempt to establish relationships with other providers who may be candidates for contracts or acquisition through presentations at national and local conferences, membership in national and local provider associations and direct contact by mail, telephone or personal visits. We also identify acquisition prospects through brokers, our local management, and investment banks.

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

Referral Sources

We receive substantially all of our DD/ID clients from third party referrals. Generally, family members of individuals with DD/ID are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. ResCare HomeCare service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.

We generally receive referrals or placements of individuals to our youth and workforce programs, other than Job Corps, through state or local agencies or entities responsible for such services. Individuals are recruited to our Job Corps programs largely through private contractors. We also have contracts directly with the DOL to recruit students to our own centers. Our reputation and prior experience with agency staff, case workers and others in positions to make referrals to us are important for building and maintaining census in our operations.

Customers

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Generally, these contracts are subject to termination at the discretion of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

Seasonality

In general, our business does not experience significant fluctuations from seasonality. Revenues and operating results attributable to workforce service contacts can fluctuate depending on the timing of contract renewal, start-up costs associated with new contracts and the achievement of performance measures. In addition, workforce services experience lower operating margins during the winter months as the number of job placements tends to be reduced during this time period. We operate certain alternative and private schools which are subject to seasonality as a result of school being out of session in parts of the second and third quarters. However, this seasonality does not have a significant impact on our consolidated results of operations.

Foreign Operations

We currently operate predominantly in the United States. We operate certain programs in Canada, through contracts with Canadian governmental agencies to provide disabilities services. Prior to June 2011, we also owned companies with operations in the Netherlands, United Kingdom and Germany. These companies were private providers of government-funded job reintegration services that include job training and job placement assistance. Operations in the European companies are now part of discontinued operations.

Competition

Our Residential Services, ResCare HomeCare, Youth Services and Workforce Services segments are subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, as well as not-for-profit entities and governmental agencies.

With regard to Residential Services, individual states remain a provider of DD/ID services, primarily through the operation of large institutions. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of these organizations are affiliated with advocacy and sponsoring groups such as community mental health centers and religious organizations.

ResCare HomeCare faces significant competition due to the ease of entry into the homecare services market. Not all states require a license to offer private pay homecare services, which enables numerous small providers to participate in the market. These small providers may have the advantage of local relationships to gain and maintain business. ResCare HomeCare faces little organized competition in providing Medicaid-reimbursed homecare services. Our growth strategy is to increase our private pay footprint by building local relationships and become the preferred Medicaid provider for a particular area.

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

Certain for-profit competitors operate in multiple jurisdictions. We also compete in some markets with smaller local companies that may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Such competition may adversely affect our ability to obtain new contracts and complete transactions on favorable terms. We face significant competition from all of these providers in the states in which we now operate and expect to face similar competition in any state that we may enter in the future.

Professional staff retention and development is a critical factor in the successful operation of our business. The competition for talented professional personnel, such as therapists, QMRPs and experienced workforce professionals, is intense. We typically utilize a standard professional service agreement for provision of services by certain professional personnel, which is generally terminable on 30 or 60-day notice. The demands of providing the requisite quality of service to individuals with special needs contribute to a high turnover rate of direct service staff, which may lead to increased overtime and the use of outside personnel. Consequently, a high priority is placed on recruiting, training and retaining competent and caring personnel.

Government Regulation and Reimbursement

Our operations must comply with various federal, state and local statutes and regulations. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored assistance programs, such as Medicaid. The following sets forth in greater detail certain regulatory considerations applicable to us:

Funding Levels. Federal and state funding for all our businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under the Medicaid and Workforce Investment Act of 1998 (WIA). Although states and localities have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In response, providers may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate.

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

Cross Disqualifications and Delicensure. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (including but not limited to officers, directors, owners and key employees) have been debarred, suspended, or declared ineligible, or have been voluntarily excluded from participating in federal contracts. The Social Security Act also prohibits a Medicaid provider from employing any individual or having any officer, director or investor that has been excluded from participation in any federal or state health care program. In addition, some state regulators provide that all facilities licensed with a state under common ownership or controls are subject to delicensure if any one or more of such facilities are delicensed.

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

Regulations Affecting Our Business

Anti-Kickback Statute

We are subject to the federal “Anti-Kickback Statute,” enacted under the Social Security Act, which prohibits the knowing and willful solicitation, receipt, offer to pay, or payment of any remuneration, including a kickback, bribe, or rebate, in return for referring or to induce the referral of an individual for any item or service, or in return for purchasing, leasing or ordering or arranging for the purchase of any service or item, for which payment may be made under the Medicaid program or any other federal or state health care program. A violation of the Anti-Kickback Statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000, as well as the imposition of civil penalties and/or exclusion from the Medicaid and other federal and state health care programs. Some states have also enacted laws similar to the federal Anti-Kickback Statute that restrict business relationships among health care service providers. Federal law requires that each state have an anti-kickback statute that applies to Medicaid. The Patient Protection and Affordable Care Act (PPACA), enacted in March 2010 as part of the health reform law, amended the Anti-Kickback Statute to provide that to obtain a conviction under the Anti-Kickback Statute, the government need not prove that an individual knew of the existence of the statute or had the specific intent to violate it.

Health Insurance Portability and Accountability Act of 1996

The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), provides for the mandatory exclusion of providers and related individuals from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents, or relating to a controlled substance. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: misdemeanor convictions relating to fraud; obstruction of an investigation, obstruction of an investigation, misdemeanor conviction relating to a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph.

Federal and state criminal and civil statutes prohibit false claims. The criminal and civil provisions of the federal False Claims Act 31 U.S.C. 3729-33 (FCA) prohibit knowingly filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Under PPACA provisions, overpayments must be refunded by the later of either 60 days after the overpayment is identified by the provider or the date the corresponding cost report is due. In addition, PPACA amendments provide that if an arrangement violates the

Anti-Kickback Statute, any claim that results from the arrangement is a false claim. Criminal violations of the criminal FCA are considered felonies punishable by up to five years imprisonment and/or $25,000 fines. Penalties for civil violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the FCA allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. In addition, under HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which if defined to include both public and private payors. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

The DHHS, as required by HIPAA and the Health Information Technology and Clinical Health Act of 2009 (HITECH), has promulgated standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.

The DHHS, under HIPAA, has also adopted several rules mandating the use of new standards with respect to certain health care transactions and health information. For instance, the DHHS has issued a rule establishing uniform standards for common health care transactions, including health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The DHHS also promulgated standards and rules relating to the privacy and security of certain individually identifiable health information termed protected health information, with additional rules applying to protected health information termed protected health information, with additional rules applying to protected health information in electronic form. These standards and rules not only require our compliance with rules governing the use and disclosure and security of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom we disclose information. HITECH amendments to HIPAA also bring our business associates directly under the mandate of many HIPAA regulations. Sanctions for failing to comply with the HIPAA and HITECH privacy and security provisions include enhanced criminal penalties and civil sanctions against not only covered entities, but also individuals who obtain or disclose protected health information without authorization.

Deficit Reduction Act

The Deficit Reduction Act of 2005 (DRA), which was signed into law on February 8, 2006, contains provisions aimed at reducing Medicaid fraud and abuse and directly affects healthcare providers that receive at least $5 million in annual Medicaid payments.

The DRA also provides resources to establish the Medicaid Integrity Program (MIP). Historically, the states have been primarily responsible for addressing Medicaid fraud and abuse. With the MIP, Centers for Medicare and Medicaid Services (CMS) has become more involved in detecting and preventing Medicaid fraud and abuse. Among other things, CMS engages Medicaid Integrity Contractors (MIC) to conduct audits, identify overpayments and educate providers on payment integrity. The DRA further provides incentives to states to enact their own false claims acts. As a result, a number of states, including some where we operate, have enacted such legislation. While we believe that our operations comply with Medicaid billing requirements, the added scrutiny that results from the DRA could have an adverse impact on our operations and financial results.

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

Medicare and Medicaid Recovery Audit Contractor Program

The Tax Relief and Health Care Act of 2006 made permanent the Medicare Recover Audit Contractor (RAC) program to identify improper Medicare payments — both overpayments and underpayments, in all 50 states. RACs are paid on a contingency fee basis, receiving a percentage of the improper overpayments and underpayments they collect from providers.

RACs may review the last three years of provider claims for the following types of services: hospital inpatient and outpatient, skilled nursing facility, physician, ambulance and laboratory, as well as durable medical equipment. The RACs use proprietary software programs to identify potential payment errors in such areas as duplicate payments, fiscal intermediaries’ mistakes, medical necessity and coding. RACs also conduct medical record reviews.

Section 6411 of the PPACA expanded the RAC program to include Medicare Advantage (Part C), Medicare Prescription Drug (Part D) and Medicaid claims. CMS published a final rule on September 16, 2011 requiring the individual states to implement RAC contracts in connection with each state’s Medicaid program. The Medicaid RACs are to audit providers’ Medicaid claims to identify and recoup overpayments to providers. States must implement Medicaid RACs by January 1, 2012 unless an extension is granted.

Payment Error Rate Measurement Program

We are subject to the Payment Error Rate Measurement program (PERM). CMS implemented the PERM program to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (CHIP). Groups of states began participation in PERM in 2007. The list of states audited in 2009 includes states where we have significant operations. The new error rate calculations determined from PERM audits have not had a material adverse effect on our business, financial condition or results of operations but may have an adverse effect in the future.

Fraud Enforcement and Recovery Act 2009 (FERA)

FERA increases funding for federal financial fraud enforcement and amends sections of the United States Criminal Code related to fraud against the government. FERA also expands liability under the FCA, which imposes liability on those who make false statements or claims for reimbursement to the government. FERA expands the scope of liability under the FCA to include: anyone who makes a false statement or claim to virtually any recipient of federal funds; and anyone who knowingly retains a government overpayment without regard to whether or not that entity used a false statement or claim to do so. FERA also expands the right of action for retaliation under the FCA. While we believe that our operations comply with Medicaid billing requirements, this could result in an increase in investigations or suits against us.

Health Care Reform

On March 23, 2010, President Obama signed PPACA into law. On March 30, 2010, the President signed into law the Reconciliation Act of 2010, which amended certain parts of PPACA and together with PPACA is the “Health Care Reform Law.” The Congressional Budget Office estimated that the Health Reform Law will add approximately 16 million enrollees to Medicaid and CHIP, both of which are administered by the states through a combination of federal and state funding. The added cost of insuring these individuals is expected to put a strain on state budgets and could cause states to reduce funding for services that we provide, which could have an adverse impact on our operations and financial results.

There are several provisions in the Health Reform Law that are expected to increase investigation and prosecution of health care providers and suppliers. The Health Reform Law amends existing law to provide that if a claim is submitted that results from the making of false statements or representations in the receipt of a benefit or with respect to the condition or operation of an institution, facility or entity, or in violation of the Anti-Kickback Statute, in addition to penalties under the relevant criminal statute and civil monetary penalty statute, the claim is a false claim for purposes of the FCA. PPACA amended the Anti-Kickback Statute to provide that with respect to the intent requirement the government need not prove that the person (individual or entity) had knowledge of the statute or the specific intent to violate it. The Health Reform Law also gives the Office of Inspector General (“OIG”) expanded authority to seek information from a provider or supplier of services for purposes of protecting the integrity of the Medicare and Medicaid programs. The Health Reform Law additionally permits the Secretary of DHHS in consultation with the OIG to suspend Medicaid payments to a provider or supplier if there is credible allegation of fraud and prohibits payments of Medicaid funds to a state if the state fails to suspend payments while there is a pending investigation of a credible allegation of fraud, unless in each case the Secretary or the state has good cause not to suspend the payments. The Secretary of DHHS is required to promulgate regulations regarding what is a credible allegation of fraud and what is good cause not to suspend payments. In addition, the Health Reform Law allocates additional funds to the Department of Justice and the OIG for enforcement activities.

Federal Trade Commission Red Flag Rules

The Identity Theft Red Flag and Address Discrepancy Rules require creditors that maintain certain kinds of “covered accounts” to develop and implement a written program to detect and respond to identify theft. Any health care providers that do not require full payment at the time of services fall under the rule, although the FTC has postponed the rule’s application to health care providers. Although we have sought to comply with this rule, the rule could ultimately be interpreted in a manner inconsistent with our practices or business transactions.

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

WIA programs have various rules to determine the eligibility of potential service recipients. Federal WIA grants are allocated to states by a formula based on population, poverty levels and unemployment levels. States further allocate funds to local Workforce Investment Areas that, within broad federal guidelines, are negotiated between governors and local elected officials as to the number and size of a state’s local service areas. While local service areas vary widely in population, urban and rural mix and funding levels, there have been few changes in the number or size of local service areas in the last ten years.

Typically, funding decisions about delivery of services within each service delivery area are made by local elected officials and Workforce Investment Boards (WIBs), which makes the WIA market highly decentralized. Less than one-third of the nation’s 585 WIBs utilize a competitive bidding model to select third-party contractors to manage their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as community based, non-profit organizations and local education agencies. Reductions in federal WIA funding in recent years has placed pressure on local administrative budgets, leading some states and local workforce areas to take services in-house to preserve jobs in administrative agencies. We may find ourselves further disadvantaged if more WIA markets are no longer available for our participation. In addition, the majority of our contracts have performance pay points for successfully placing our clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed in achieving these benchmarks and impacted our revenue.

Temporary Assistance for Needy Families

TANF caseloads have fallen by 65 percent since the welfare reform law was launched in 1996 and even in the face of the 2008 recession and continuing weak job growth, caseloads in most states have increased only slightly. At the same time, the budget crisis in many states is causing states to reevaluate their existing service design and program requirements, which may reduce the funding available for the training and placement services that we provide. In addition, the majority of our contracts have performance pay points for successfully placing clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed since TANF recipients are competing with better educated and better skilled recently dislocated workers for similar jobs. TANF is a federal program administered by the states. The authorizing legislation for TANF expired in 2010 and has been renewed for one-year periods since that time. While the program currently expires on December 31, 2012, we do not expect TANF to be reauthorized this year but we fully expect a one-year extension before the end of the year. While the program will not end, the situation for reauthorization could change when the next Congress convenes in 2013, so we continue to monitor the status.

Potential Impacts of the Super Committee’s Failure to Reach Agreement

In the Budget Control Act of 2011, Congress created the Super Committee—technically the “Joint Select Committee on Deficit Reduction.” It was chartered with the responsibility to “reduce the deficit by at least $1.5 trillion over the period of fiscal years 2012 to 2021. The Super Committee’s failure to reach a bipartisan agreement by November 23, 2011 means that under the budget agreement automatic cuts of $1.2 trillion will be imposed beginning on January 1, 2013. These automatic reductions are to come half from domestic spending (including Medicare) and half from defense spending. We anticipate that these funding reductions would have at a least a small impact on our federally funded programs under Medicaid, WIA and TANF. However, mitigating factors make it difficult to project impacts at this time. The savings take place through fiscal year 2020 and could be back-loaded. Second, revenue increases could offset the need for spending reductions.

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

Employees

As of December 31, 2011, we employed approximately 45,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 5,000 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

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

Our management of residential, homecare, training, educational and support programs for our clients has exposed and will continue to expose us to potential claims or litigation, including multi-party claims and class actions, by our clients, employees or other individuals for wrongful death, personal injury or other damages resulting from contact with our programs, personnel or other clients. Regulatory agencies have initiated and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and have imposed monetary penalties or other sanctions on us. We have been and in the future may be required to pay amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the human services industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits as well as to the government. We are also subject to potential actions and substantial penalties under the False Claims Act brought by the Department of Justice. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law, the Fair Labor Standards Act or state wage and hour laws, intentional tort claims and workers compensation claims. Some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation and have a material adverse effect on us in the future.

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

•                  we may acquire or assume unexpected liabilities, encumbered assets or contracts, or there may be other unanticipated costs;

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

As well, changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits and excess coverage availability depend in large part on the insurance market. We utilize historical data to estimate our reserves for our insurance programs. Since July 1, 2005, we have had excess general and professional liability insurance coverages. Prior to July 1, 2005, we were fully self-insured for general and professional liability claims. If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

•                  addition of programs and services; and

•                  billing for services.

Many of these laws and regulations are expansive, and we do not always have the benefit of significant regulatory or judicial interpretation of them. In the future, changing interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our programs, equipment, personnel, services, capital expenditure programs and operating expenses.

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

Although we believe we are operating in material compliance with established laws and regulations, federal and state regulatory agencies often have broad powers to mandate the types and levels of services we provide to individuals without providing appropriate funding. Future increased regulatory oversight could result in higher operating costs, including labor, consulting and maintenance expenditures, and historical losses.

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

Our revenues and net income may fluctuate from quarter to quarter, in part because annual Medicaid rate adjustments may be announced by the various states at different times of the year and are usually retroactive to the beginning of the particular state’s fiscal reporting period. Generally, future adjustments in reimbursement rates in most states will consist primarily of cost-of-living adjustments, adjustments based upon reported historical costs of operations, or other negotiated changes in rates. However, many states in which we operate are experiencing budgetary pressures and certain of these states, from time to time, have initiated service reductions, or rate freezes and/or across the board rate reductions. Some reimbursement rate increases must be paid to our direct care staff in the form of wage pass-throughs. Additionally, some states have revised their rate-setting methodologies, from time to time, which has resulted in rate decreases as well as rate increases.

If downsizing, privatization and consolidation in our industry do not continue, our business may not continue to grow.

The maintenance and expansion of our operations depend on the continuation of trends toward downsizing, privatization and consolidation, and our ability to tailor our services to meet the specific needs of the populations we serve. Our success in a changing operational environment is subject to a variety of political, economic, social and legal pressures, virtually all of which are beyond our control. Such pressures include a desire of governmental agencies to reduce costs and increase levels of services; federal, state and local budgetary constraints or shortfalls; political pressure from unions or other interest groups opposed to privatization or for-profit service providers; and actions brought by advocacy groups and the courts to change existing service delivery systems. Material changes resulting from these trends and pressures could adversely affect the demand for and reimbursement of our services and our operating flexibility, and ultimately our revenues and profitability.

If we fail to establish and maintain appropriate relationships with officials of government agencies, we may not be able to successfully procure or retain government-sponsored contracts which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining appropriate relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. These relationships also enable us to provide informal input and advice to the government agencies prior to the development of a “request for proposal” or program for privatization of social services and enhance our chances of procuring contracts with these payors. The effectiveness of our relationships may be reduced or eliminated when the holders of various government offices or staff positions change. We also may lose key personnel who have these relationships. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

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

We derive substantially all of our revenues from federal, state and local government agencies. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, our government payors may be entitled to, in their discretion:

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

In some states, we operate on cost reimbursement contracts in which revenues are recognized at the time costs are incurred and services are rendered. These contracts provide reimbursement for direct program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee that normally includes both fixed and performance-based elements. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. We cannot be assured that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.

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

Our historical growth in revenues has been directly related to increases in the number of individuals served in each of our operating segments. This growth has depended largely upon development-driven activities, including the acquisitions of other businesses or programs, the acquisition of management contract rights to operate programs, the awarding of contracts to open new programs, start new operations or branches or to assume management of programs previously operated by governmental agencies or other organizations, and the extension or renewal of contracts previously awarded to us. Our future revenues will depend primarily upon our ability to maintain, expand and renew existing service contracts and leases, and to a lesser extent upon our ability to obtain additional contracts to provide services to the special needs populations we serve, through awards in response to requests for proposals for new programs, in connection with programs being privatized by governmental agencies, or by selected acquisitions.

We depend upon the continued services of key members of our senior management team, without whom our business operations would be significantly disrupted.

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

Our information systems are critical to our business and a failure of those systems could materially harm us.

The performance of our information technology and systems is critical to our business operations. Our information systems are essential to a number of critical areas of our operations, including:

•                  Accounting and financial reporting;

•                  Billing and collecting accounts;

•                  Coding and compliance;

•                  Clinical systems, including census and incident reporting; and/or

•                  Records and document storage; and monitoring quality of care and collecting data on quality and compliance measures.

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our operations with efficient and effective accounting, census, incident reporting and scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses. Furthermore, any system failure that causes an interruption in service or availability of our critical systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins, cyber attacks and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our business, financial position and results of operations.

The interests of our controlling stockholders may conflict with the interests of the holders of the Notes.

Following consummation of the Share Exchange in December 2010, the Onex Investors own 98% of the outstanding common stock of the holding company that owns all of the stock of ResCare. Accordingly, the Onex Investors can exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex Investors could cause corporate actions to be taken that conflict with the interests of the holders of our outstanding notes. Onex Corporation controls the voting of the Onex Investors. Gerald W. Schwartz, the chairman, president and chief executive officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

For our October 1, 2011 annual impairment test, all reporting units passed Step One. The Youth Services-Residential Youth and Workforce Services reporting units only passed Step One with a fair value that exceeded its carrying value by a 13 and 12 percent margin, respectively. The Youth Services-Residential Youth and Workforce Services reporting units had allocated goodwill balances of $9.6 million and $32.7 million, respectively, as of October 1, 2011. A 100 basis point increase in the discount rate for these two reporting units would decrease the fair value in excess of carrying value to a 5 percent margin for each reporting unit. A 100 basis point decrease in the long-term growth rate for these two reporting units would decrease the fair value in excess of carrying value to a 9 percent margin for each reporting unit.

In February 2012, we were informed by the New York City Human Resources Administration that the Wellness, Comprehensive Assessment, Rehabilitation and Employment (WeCARE) contract had been awarded to another operator through the competitive bid process. We anticipate that our performance will continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. We have filed a formal protest and are exploring all available options to challenge the contract award and the bid process. We believe it is at least reasonably possible that we will be unsuccessful in our efforts to retain this contract, which would indicate the potential for an impairment of the Workforce Services goodwill exists and require us to perform an impairment assessment in the near term. We estimate that this could result in an impairment charge up to $5 million for the Workforce Services reporting unit in 2012.

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

The revolving senior credit facility component of our senior secured credit facilities is expected to be a significant source of liquidity for our business and is scheduled to mature on December 22, 2015. The failure to extend or renew this facility could have a significant effect on our ability to invest sufficiently in our programs, fund day-to-day operations, or pursue strategic opportunities.

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

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include covenants that are more restrictive. We may not be able to maintain compliance with these covenants in the future. A failure to comply with the covenants contained in the credit agreement governing our senior secured credit facilities or the indenture governing the Notes could result in an event of default under either or both of those instruments, which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

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

The Notes and the related guarantees are not secured by any of our assets or the assets of our subsidiaries. The payment of our obligations under our senior secured credit facilities is secured by a security interest in substantially all of our assets and the assets of our domestic subsidiaries, including equipment, inventory and certain intangible assets, and a pledge of the capital stock of all of our domestic subsidiaries. If we become insolvent or are liquidated, or if payment under our new senior secured credit facilities or any other secured debt obligation that we may have from time to time is accelerated, our secured lenders would be entitled to exercise the remedies available to a secured lender under applicable law and would have a claim on those assets before the holders of the Notes. As a result, the Notes are effectively subordinated to our secured debt to the extent of the value of the assets securing such debt in the event of our bankruptcy or liquidation, and it is possible that there would be no assets remaining from which your claims could be satisfied or, if any assets remained, they might be insufficient to fully satisfy the claims of our Note holders.

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

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by our senior secured credit facilities or any future financing agreements into which we may enter. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our senior secured credit facilities or any future financing arrangements, or if we otherwise fail to comply with any of the covenants in such indebtedness and such failure is not waived by the required holders of such indebtedness, we would be in a default under those agreements. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. In these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay our senior secured credit facilities and our obligations under the Notes. Furthermore, if our operating performance declines, we may in the future need to seek waivers from the required lenders under our senior secured credit facilities to avoid being in default. If we breach our covenants under our senior secured credit facilities and attempt to seek waivers, we may not be able to obtain waivers from the required lenders thereunder. If this occurs, we would be in default under our senior secured credit facilities and the lenders could exercise their rights described above, and we could be forced into bankruptcy or liquidation.

An active trading market for the Notes may not develop, and the absence of an active trading market and other factors may adversely impact the price of the Notes.

There is currently no public market for the Notes and an active or liquid trading market for the Notes may not develop or continue. To the extent that an active trading market does not develop, the liquidity and trading prices for the Notes may be adversely affected. The Notes may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, our performance and other factors. In addition, a downgrade of our credit ratings by any credit rating agencies could impact the price at which the Notes trade. Our credit ratings have been and continue to be subject to regular review.

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

Ratings agencies also may lower or withdraw ratings on the Notes in the future. If rating agencies reduce or withdraw their ratings, or indicate that they may reduce or withdraw their ratings in the future, the trading price of the Notes could significantly decline. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of the Notes. Furthermore, any future lowering or withdrawal of the ratings assigned to the Notes likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating assigned to the Notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your Notes without a substantial discount.

Item 1B.                                                  Unresolved Staff Comments

None.

Item 2.                                                           Properties

As of December 31, 2011, we owned approximately 80 properties and operated facilities and programs at approximately 2,000 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.                                                           Legal Proceedings

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period-to-period comparisons.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals were held on November 15, 2011. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.                                                           Reserved

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no established public trading market for any class of common equity of the Company. ResCare is a wholly-owned subsidiary of Onex Rescare Holdings Corp. We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	To Be Issued	Weighted-average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,556	$5,000.00	254

Equity compensation plans not approved by security holders	—	—	—

Total	3,556	$5,000.00	254

Unregistered Sales of Equity Securities

None.

Item 6.           Selected Financial Data

Selected Historical Consolidated Financial Data and Ratio of Earnings to Fixed Charges

The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes.

	SUCCESSOR						PREDECESSOR
	Year Ended		Nov-16, 2010-		Jan-1, 2010-		Year Ended December 31
	Dec-31, 2011		Dec-31, 2010		Nov-15, 2010		2009		2008		2007
	(Dollars In thousands)
Income Statement Data:
Revenues (1)	$1,579,335		$195,076		$1,367,601		$1,558,559		$1,516,671		$1,432,115
Operating income (loss) (1)	103,900		16,054		(194,559	)(2)	18,326	(3)	77,571	(4)	87,913
Net income (loss)
Income (loss) from continuing operations, net of tax	41,836		8,437		(160,500)		3,674		38,767		45,240
Income (loss) from discontinued operations, net of tax	11,156		(2,254)		(15,849	)(5)	(13,966	)(6)	(2,207)		(1,349)
Net income (loss)—including noncontrolling interest	52,992		6,183		(176,349)		(10,292)		36,560		43,891
Net loss—noncontrolling interest	(171)		(18)		(172)		(855)		—		—
Net income (loss)—Res-Care, Inc.	$53,163		$6,201		$(176,177)		$(9,437)		$36,560		$43,891

Other Financial Data:
Depreciation and amortization	$20,992		$2,315		$22,448		$26,161		$22,943		$19,789
Share-based compensation expense	2,383		—		6,201	(9)	4,259		4,846		6,621
Facility rent (7)	64,757		8,399		57,385		61,878		58,686		53,435

Selected Historical Ratios:
Percentage of total debt to total capitalization	55.3%		62.6%		—		31.5%		37.1%		35.5%
Ratio of earnings to fixed charges (8)	1.7	x	2.8	x	(4.4	)x	1.1	x	2.1	x	2.4	x

Balance Sheet Data:
Working capital	$122,719		$61,288		$ N/A		$123,628		$135,562		$109,547
Total assets	992,258		964,952		N/A		844,940		914,143		834,543
Long-term debt, including capital leases	365,196		367,315		N/A		196,713		256,044		221,288
Total debt, including capital leases	369,825		406,602		N/A		199,757		258,130		224,608
Shareholders’ equity	298,955		242,613		N/A		432,725		436,877		406,871

(1)          Amounts for all periods have been restated, as appropriate, to exclude the effects of discontinued operations. During 2006, we ceased providing residential services in Washington, D.C. and the state of New Mexico. The results of these operations, along with related exit costs, have been classified as discontinued operations for 2008 and 2007. During 2011, we ceased providing international workforce services in Europe. The results of these operations, along with related exit costs, have been classified as discontinued operations for all period presented.

(2)          Operating loss for the period ended November 15, 2010 includes a charge of $250.2 million ($183.4 million net of tax) for goodwill impairment and $12.2 million ($10.6 million net of tax) of expenses related to the Onex transaction and $1.5 million ($0.9 million net of tax) relating to a legal matter settled during the period.

(3)          Operating income for the year ended December 31, 2009 includes a charge of $6.5 million ($4.0 million net of tax) related to an increase in the Company’s legal reserve and a $63.1 million ($38.5 million net of tax) charge for asset impairments.

(4)          Operating income for the year ended December 31, 2008 includes a charge of $20.3 million ($12.4 million net of tax) related to the resolution of four legal matters.

(5)          Discontinued operations for the period ended November 15, 2010 includes a charge of $13.0 million ($13.0 million net of tax) for goodwill impairment.

(6)          Discontinued operations for the year ended December 31, 2009 includes a charge of $8.9 million ($8.6 million net of tax) for goodwill and other intangibles impairment.

(7)          Facility rent is defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions.

(8)         For the purpose of determining the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest expense on all indebtedness and amortization of capitalized debt issuance costs and an estimate of interest within rental expense.

(9)          Share-based compensation includes $3.7 million ($2.3 million net of tax) of expense due to the acceleration of vesting related to the purchase of ResCare shares by Onex on November 15, 2010.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Management’s Discussion and Analysis (MD&A) section is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes. All references in this MD&A to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. The individual sections of MD&A are:

•                  Onex Transaction — a description of the purchase of ResCare common stock by Onex.

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

Onex Transaction

As more fully described in Note 2 of the Notes to Consolidated Financial Statements, on November 16, 2010, an affiliate of Onex Partners III LP (Purchaser) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the Onex Investors) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis.

This change of control resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (previously Statement of Financial Accounting Standards No. 141R). This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying Consolidated Financial Statements and the Notes to Consolidated Financial Statements reflect periods ended December 31, 2011 and December 31, 2010 as successor and November 15, 2010 and December 31, 2009 as predecessor.

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

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. Further information regarding our segments is included in Note 10 of the Notes to Consolidated Financial Statements.

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2011 and 2010, respectively. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known.

Legal Contingencies

We are party to numerous claims and lawsuits with respect to various matters. The material legal proceedings in which ResCare is currently involved are described in Item 3 of this report and Note 16 to the Consolidated Financial Statements. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable. We confer with outside counsel in estimating our potential liability for certain legal contingencies. While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

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

Goodwill and Other Indefinite-Lived Intangible Assets

With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Our annual impairment test date was changed from November 30 to October 1 after the Onex transaction. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of reporting unit goodwill exceeds its implied fair value. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of all or a combination of these methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we utilized the discounted cash flow analysis to establish fair values in our 2011 annual impairment test. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Fair values for indefinite-lived intangible assets are measured using the cost approach.

Discounted cash flow computations depend on a number of key assumptions including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, including recent historical performance and sales growth and margin improvement that we believe a buyer would assume when determining a purchase price for the reporting units. but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units (not used in 2011 valuation due to limited comparability of companies to our reporting units), as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

At December 31, 2011, we had approximately $267.7 million of goodwill and $226.4 million of other indefinite-lived intangible assets. Goodwill at December 31, 2011, reflects the excess purchase price from the acquisition as described in Note 2 of the Consolidated Financial Statements plus goodwill recorded from acquisitions completed after the predecessor period ended November 15, 2010. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized.

For our October 1, 2011 annual impairment test, we used a 2% long-term terminal growth rate for all reporting units tested. We also used 13%, 14%, 17%, 16% and 12% for our Residential Services, ResCare HomeCare, Workforce Services, Youth Services-Job Corps and Youth Services-Residential Youth reporting units, respectively, for discount rates. All reporting units passed Step One. The Youth Services-Residential Youth and Workforce Services reporting units only passed Step One with a fair value that exceeded its carrying value by a 13 and 12 percent margin, respectively. The Youth Services-Residential Youth and Workforce Services reporting units had allocated goodwill balances of $9.6 million and $32.7 million, respectively, as of October 1, 2011. A 100 basis point increase in the discount rate for these two reporting units would decrease the fair value in excess of carrying value to a 5 percent margin for each reporting unit. A 100 basis point decrease in the long-term growth rate for these two reporting units would decrease the fair value in excess of carrying value to a 9 percent margin for each reporting unit.

In February 2012, we were informed by the New York City Human Resources Administration that the Wellness, Comprehensive Assessment, Rehabilitation and Employment (WeCARE) contract had been awarded to another operator through the competitive bid process. We anticipate that our performance will continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. We have filed a formal protest and are exploring all available options to challenge the contract award and the bid process. We believe it is at least reasonably possible that we will be unsuccessful in our efforts to retain this contract, which would indicate the potential for an impairment of the Workforce Services goodwill exists and require us to perform an impairment assessment in the near term. We estimate that this could result in an impairment charge up to $5 million for the Workforce Services reporting unit in 2012.

During the third quarter of 2010 (predecessor period), we updated our current and future year forecasts. The updated revenues and profits in the forecasts were significantly impacted by various contract losses, rate and service cuts by numerous states and other factors attributed to the general economic environment. We concluded that these factors, when viewed together, were indicators of possible impairment of goodwill, requiring an interim impairment test during the quarter. We performed the interim test on all five reporting units. As such, the Company recorded an estimated impairment charge during the third quarter of 2010 of $65.6 million. Accordingly, the net carrying values of goodwill in the Residential Services, ResCare HomeCare, Youth Services-Residential Youth, Youth Services-Education and Workforce Services-International reporting units were reduced $33.2 million, $11.4 million, $2.3 million, $4.9 million and $13.8 million, respectively. Step Two of the goodwill impairment test was completed for these three reporting units in the fourth quarter of 2010. Step Two required that we determine the implied fair value of the reporting units’ goodwill by allocating the reporting units’ fair value determined in Step One to the fair value of the reporting units’ net assets, including unrecognized intangible assets. The goodwill calculated in Step Two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the implied fair value of goodwill calculated in this step. As such, we recorded an additional impairment charge of $197.6 million related to goodwill in the period October 1, 2010 to November 15, 2010, including $140.9 million in the Residential Services, $48.4 million in the ResCare HomeCare and $9.7 million in the Youth Services-Residential Youth reporting units, $0.6 million reduction to the third quarter charge recorded in the Youth Services-Education reporting unit and $0.8 million reduction to the third quarter charge recorded in the Workforce Services-International reporting unit. The increase over the third quarter estimate was due primarily to unrecognized intangibles that are utilized in the Step Two computation.

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

Residential Services. Revenues are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers, who contract with state agencies and are also reimbursed under the Medicaid programs. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

ResCare HomeCare. Revenues are derived from state Medicaid programs, other government agencies, commercial insurance companies, long-term care insurance policies, as well as private pay customers. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

Youth Services. Revenues include amounts reimbursable under cost reimbursement contracts with the DOL for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Additional revenues are reimbursed from various state government agencies including Medicaid programs as we operate our foster care programs, residential youth programs and school programs in multiple states. Revenue is recognized in the period associated costs are incurred and services are rendered.

Workforce Services. Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid and (4) fixed price.

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

Laws and regulations governing the government programs and contracts are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates could change by a material amount in the near term. For each operating segment, expenses are subject to examination by agencies administering the contracts and services. We believe that adequate provisions have been made for potential adjustments arising from such examinations. There were no material changes in the application of our revenue recognition policies during the year.

Results of Operations

	SUCCESSOR		PREDECESSOR	COMBINED	PREDECESSOR
	Year Ended	Nov-16, 2010	Jan-1, 2010	Year Ended	Year Ended
	Dec-31,	thru	thru	Dec-31,	Dec-31,
	2011	Dec-31, 2010	Nov-15, 2010	2010 (6)	2009
	(Dollars In thousands)
Revenues:
Residential Services	$853,474	$104,302	$724,536	$828,838	$813,353
ResCare HomeCare	323,820	39,816	267,676	307,492	296,071
Youth Services	185,658	22,556	158,661	181,217	216,403
Workforce Services (1)	216,383	28,402	216,728	245,130	232,732
Consolidated	$1,579,335	$195,076	$1,367,601	$1,562,677	$1,558,559

Operating income(loss):
Residential Services (2) (4)	$103,749	$14,662	$(93,623)	$(78,961)	$81,812
ResCare HomeCare (2)	23,690	3,085	(46,199)	(43,114)	24,249
Youth Services (2) (3)	14,042	2,136	(3,450)	(1,314)	8,642
Workforce Services (1) (3)	18,434	2,892	13,583	16,475	(37,209)
Corporate (5)	(56,015)	(6,721)	(64,870)	(71,591)	(59,168)
Consolidated (2) (3) (4) (5)	$103,900	$16,054	$(194,559)	$(178,505)	$18,326

Operating margin:
Residential Services (2) (4)	12.2%	14.1%	(12.9)%	(9.5)%	10.1%
ResCare HomeCare (2)	7.3%	7.7%	(17.3)%	(14.0)%	8.2%
Youth Services (2) (3)	7.6%	9.5%	(2.2)%	(0.7)%	4.0%
Workforce Services (1) (3)	8.5%	10.2%	6.3%	6.7%	(16.0)%
Corporate (5)	(3.5)%	(3.4)%	(4.7)%	(4.6)%	(3.8)%
Consolidated (2) (3) (4) (5)	6.6%	8.2%	(14.2)%	(11.4)%	1.2%

(1)        Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)        Operating income and margin were negatively impacted in the predecessor period for 2010 due to a goodwill impairment charge of $250.2 million, of which $174.1 million related to our Residential Services segment, $59.8 million related to our ResCare HomeCare segment and $16.3 million related to our Youth Services segment.

(3)        Operating income and margin were negatively impacted in 2009 due to a goodwill impairment charge of $63.1 million, of which $53.1 million related to our Workforce Services segment and $10.0 million related to our Youth Services segment.

(4)        Operating income and margin were negatively impacted in 2009 due to a $5.0 million charge related to an increase in the Company’s legal reserve.

(5)        Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office. Expenses related to the Onex transaction were $12.2 million in the 2010 predecessor period, $0.2 million in the 2010 successor period and $1.7 million in the 2011 period.

(6)        The combined year ended December 31, 2010 sets forth the combined successor and predecessor revenues, operating income (loss), operating expenses and operating margins for comparison purposes. Our comments in the discussion below will be referring to the 2010 combined period.

Consolidated

Consolidated revenues increased $16.7 million, or 1.1% from 2010 to 2011, while 2010 increased $4.1 million, or 0.3%, over 2009. Revenues are more fully described in the segment discussions below.

Consolidated operating income increased $282.4 million to $103.9 million in 2011 compared to an operating loss of $178.5 million in 2010. Operating margin increased from (11.4%) in 2010 to 6.6% in 2011. The 2010 operating loss and negative margin primarily resulted from a $250.2 million goodwill impairment charge and costs of $12.4 million associated with the Onex transaction, partially offset by 2010 acquisitions in the Residential Services and ResCare HomeCare segments. Consolidated operating income decreased $196.8 million to an operating loss of $178.5 million in 2010 from operating income of $18.3 million in 2009. Operating margin decreased from 1.2% in 2009 to (11.4%) in 2010, due primarily to the goodwill impairment charge and Onex transaction costs discussed above which were incurred in 2010. The 2009 operating income and margin were negatively impacted by $63.1 million of goodwill impairment charges and $5.0 million to increase the Company’s legal reserve.

Net interest expense increased $22.8 million in 2011, compared to 2010, due primarily to higher average debt balances and an increase in interest rates arising from the refinancing of debt in December 2010 in which the annual interest rate payable on our outstanding unsecured senior notes increased from 7.75% to 10.75%. Net interest expense increased $3.1 million in 2010, compared to 2009, due primarily to higher interest rates and higher average debt balances.

Our effective income tax rates were 32.4%, 23.1% and (82.7%) in 2011, 2010 and 2009, respectively. Our 2011 effective income tax rate was favorably impacted by jobs tax credits and an adjustment associated with nondeductible transaction costs. Our 2010 and 2009 effective income tax rates were negatively impacted by the impact of nondeductible impairment charges.

Residential Services

Residential Services revenues increased 3.0% in 2011 over 2010 due primarily to a $14.5 million increase in our pharmacy business revenue, as well as $13.5 million in acquisition growth. Operating margin increased to 12.2% in 2011 from (9.5%) in 2010 due primarily to a $174.1 million goodwill impairment charge in 2010 and approximately $0.7 million of higher share-based compensation expense in 2010, as well as savings and efficiencies in 2011 from our reorganization efforts.

Residential Services revenues increased 1.9% in 2010 over 2009 due primarily to acquisition growth. Operating margin decreased from 10.1% in 2009 to (9.5%) in 2010 due primarily to the $174.1 million goodwill impairment charge in 2010 and a $5.0 million increase in legal costs in 2009.

ResCare HomeCare

ResCare HomeCare revenues increased 5.3% in 2011 over 2010 due primarily to $31.3 million from acquisition related growth which was partially offset by reductions from rate, service hour levels and reimbursement system changes of $15 million. Operating margin increased to 7.3% in 2011 from (14.0%) in 2010 due primarily to a $59.8 million goodwill impairment charge in 2010, as well as $3.7 million and $1.3 million of higher bad debt and amortization expenses, respectively, in 2010.

ResCare HomeCare revenues increased 3.9% in 2010 over 2009 due primarily to acquisition growth. Operating margin decreased from 8.2% in 2009 to (14.0%) in 2010 due primarily to the $59.8 million goodwill impairment charge in 2010, as well as higher incremental bad debt expense of $4.4 million in 2010.

Youth Services

Youth Services revenues increased 2.5% in 2011 over 2010 due primarily to increases in the Job Corps business, which was partially offset by a reduction in our Residential Youth reporting unit revenues driven by lower census. Operating margin increased to 7.6% in 2011 from (0.7%) in 2010 due primarily to goodwill impairment charges in 2010 of $12.0 million and $4.3 million in our Residential Youth and Education reporting units, respectively. Exclusive of the 2010 impairment charge, the operating income and margins for 2011 decreased from 2010 levels due primarily to lower margins in our Residential Youth reporting unit.

Youth Services revenues decreased 16.3% from 2009 to 2010 due primarily to loss of the Pittsburgh and Treasure Island Job Corps contracts in the second quarter of 2009 and the Phoenix Job Corps contract in the first quarter of 2010, as well as lost contracts in our alternative education business. Operating margin decreased from 4.0% in 2009 to (0.7%) in 2010 due primarily to the 2010 goodwill impairment charges discussed above, while 2009 operating results also included a $10.0 million goodwill impairment charge in our Education reporting unit.

Workforce Services

Workforce Services revenues decreased 11.7% from 2010 to 2011 due primarily to the loss of contracts in Texas and the absence of the American Recovery and Investment Act (ARRA) funding in 2011. Operating margins increased to 8.5% in 2011 from 6.7% in 2010 due primarily to the absence of lower margin services funded under ARRA. In February 2012, we were informed by the New York City Human Resources Administration that the WeCARE contract had been awarded to another operator through the competitive bid process. We anticipate that our performance will continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. We have filed a formal protest and are exploring all available options to challenge the contract award and the bid process.

Workforce Services revenues increased 5.3% in 2010 over 2009 levels due primarily to $37 million in revenue for contracts awarded in 2010 and a $9 million increase in revenue from existing contracts, partially offset by $34 million in lost contracts. Operating margin increased from (16.0%) in 2009 to 6.7% in 2010 due primarily to a $53.1 million goodwill impairment charge recorded in 2009.

Corporate

Total Corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total corporate operating expenses decreased $15.6 million, or 21.8%, from 2010 to 2011 due primarily to decreases in depreciation of $3.2 million, insurance costs of $1.9 million and Onex transaction costs of $10.7 million. The decrease in depreciation is due to the valuation of fixed assets as required through purchase price accounting for the Onex transaction described in Note 2 to the Notes to Consolidated Financial Statements.

Total corporate operating expenses increased $12.4 million, or 21%, in 2010 from 2009 due primarily to $12.4 million of Onex transaction costs incurred in 2010.

Discontinued Operations

The discontinued operations relate to the international Workforce Services segment’s closure of the operations in Germany and the Netherlands in the first quarter of 2011 and the sale of the United Kingdom operations on July 1, 2011. Total exit costs of $0.8 million were recorded in the first quarter of 2011. For the sale of the operations in the United Kingdom, we recorded a charge in other expenses of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value.

Net income from discontinued operations was $11.2 million for 2011 compared to net losses of $18.1 million in 2010. The 2011 net income includes tax benefits of $19.8 million, while the 2010 net loss includes a $13 million goodwill impairment charge. During the third quarter of 2011, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations.

Net loss from discontinued operations was $18.1 million for 2010 compared to $14.0 million for 2009. Goodwill impairment charges were recorded in 2010 and 2009 for $13 million and $8.9 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $27.3 million, or 2.8%, in 2011 over 2010. This increase was primarily a result of 2011 acquisitions, which caused goodwill to increase $20.5 million from December 31, 2010. Cash and cash equivalents were $25.7 million at December 31, 2011, compared to $27.6 million at December 31, 2010. Cash provided by operating activities for 2011 was $72.6 million compared to $85.3 million for 2010 and $104.6 million for 2009. The decrease from 2010 to 2011 was primarily due to the change in trade accounts payable. The decrease from 2009 to 2010 was primarily due to decreased accounts receivable collections in 2010.

Days revenue in net accounts receivable were 49 days at December 31, 2011 and December 31, 2010, and 51 days at December 31, 2009. Net accounts receivable at December 31, 2011 increased to $221.1 million, compared to $215.9 million at December 31, 2010 and $211.4 million at December 31, 2009. The increase in net accounts receivable from 2010 to 2011 is primarily due to acquisition growth.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new and expansion of existing facilities and programs, and our need for sufficient working capital for general corporate purposes. Since budgetary pressures and other forces are expected to limit increases in reimbursement rates and service levels, our ability to continue to grow at the current rate depends in large part on our acquisition activity and our success in building additional home care brands, billing excess capacity in our Residential and Youth Services lines and making appropriate investments in complementary lines of business. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and borrowing under our revolving credit facility.

Capital expenditures were $13.5 million for the year ended December 31, 2011, compared to $10.7 million for the year ended December 31, 2010. For 2011, we invested $27.9 million ($23.1 million in cash and $2.1 million in seller notes and $2.7 million in forgiven seller obligations to company) on acquisitions. We invested $32.5 million ($28.4 million in cash and $4.1 million in seller notes) on acquisitions in 2010. We invested $22.2 million ($20.4 million in cash and $1.8 million in seller notes) on acquisitions in 2009.

Our financing activities for 2011 included payments of $38.9 million on long-term debt and capital lease obligations. We also received $1.4 million in funds contributed by co-investors.

As described further below, our financing activities for 2010 included a refinancing in which our revolving credit facility was amended, adding a secured term loan. We also redeemed substantially all of the existing senior notes and issued new senior notes. In addition, the preferred shares were redeemed in connection with the Onex transaction.

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

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under the revolving credit facility is $275 million until July 28, 2013, after which the revolving credit facility will be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility will be $240 million. In addition, $175 million of additional borrowing capacity will be available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment continues to provide for the exclusion of charges incurred in connection with the resolution of the matter described in Note 16 of the Notes to Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

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

As of December 31, 2011, we had irrevocable standby letters of credit in the principal amount of $59.6 million issued primarily in connection with our insurance programs. As of December 31, 2011, we had $215.4 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 4.00% over the LIBOR or other bank developed rates at our option. As of December 31, 2011, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 4.125% as of December 31, 2011. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

Our credit facility contains a total leverage ratio and an interest coverage ratio. As of December 31, 2011, the maximum leverage ratio allowed under the facility was 4.75. That maximum allowable leverage steps down to 4.50 at September 30, 2012 and to 4.25 at March 31, 2014. As of December 31, 2011, the minimum interest coverage ratio allowed under the facility was 2.25. That minimum allowable interest coverage steps up to 2.5 at September 30, 2012, to 2.75 at March 31, 2014 and to 3.00 at September 30, 2015. We were in compliance with our debt covenants as of December 31, 2011. We believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2011 were approximately 65% through Medicaid reimbursement, 8% from the DOL and 27% from other payors. We believe our sources of funds through operations and available through our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

As described in Item 3. Legal Proceedings on Page 30 of this report, a jury returned a verdict of approximately $53.9 million in damages against us in November 2009, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals were held on November 15, 2011. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Contractual Obligations and Commitments

Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Long-term Debt	$372,207	$4,540	$4,236	$163,372	$200,059
Capital Lease Obligations	431	89	149	154	39
Operating Leases	217,671	60,462	87,460	48,901	20,848
Fixed interest payments on Long-term Debt and Capital Lease Obligations (1)	152,640	21,662	43,120	43,055	44,803
Total Contractual Obligations (2)	$742,949	$86,753	$134,965	$255,482	$265,749

(1)    Excludes any interest payments on our variable rate debt.

(2)    This amount excludes $0.8 million of unrecognized tax benefits, as we are unable to reasonably estimate the timing of these cash flows.

	Total	Amount of Commitments Expiring per Period Twelve Months Ending December 31,
Other Commercial Commitments	Amounts Committed	2012	2013-2014	2015-2016	2017 and Thereafter
Standby Letters-of-Credit	$59,568	$59,568	—	—	—
Surety Bonds	$29,963	$29,520	$415	$28	$—

We had no significant off-balance sheet transactions or interests in 2011.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.                                                  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding balance as of December 31, 2011 and 2010.

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

Item 9A.                                                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.                                                  Other Information

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the directors and executive officers of Res-Care, Inc.

Name	Age	Position
James H. Bloem	61	Chairman of the Board
David Braddock	67	Director
William E. Brock	81	Director
Steven B. Epstein	68	Director
Robert E. Hallagan	68	Director
Olivia F. Kirtley	61	Director
Robert M. Le Blanc	45	Director
Steven S. Reed	50	Director
Ralph G. Gronefeld, Jr.	53	Director, President and Chief Executive Officer
David W. Miles	46	Chief Financial Officer
Patrick G. Kelley	47	Chief Operating Officer
Richard L. Tinsley	40	Executive Vice President of ResCare Workforce Services
David S. Waskey	60	General Counsel, Chief Compliance Officer and Secretary

James H. Bloem was appointed to the board of directors of ResCare in October 2007 and was appointed Chairman of the Board in March 2011. Mr. Bloem has served as Senior Vice President and Chief Financial Officer and Treasurer of Humana Inc. since joining Humana in February 2001. Before joining Humana, Mr. Bloem served as a senior executive with Perrigo Company, a manufacturer of over-the-counter pharmaceuticals, personal care and nutritional products, and with Herman Miller, Inc., a manufacturer of office furniture and furniture systems. An attorney and certified public accountant, Mr. Bloem is a director of Rotech Healthcare, Inc., which provides home medical equipment and services, and Warner Chilcott, Plc., an Ireland-based pharmaceutical company. As the chief financial officer of a Fortune 100 company in the healthcare industry, Mr. Bloem provides a hands-on management perspective for the board and the audit committee, and is a resource for our senior operations and finance officers.

Dr. David Braddock has served as a director of ResCare since 2004. Since 2001 he has been the Associate Vice President of the University of Colorado (CU) System, Executive Director of the Coleman Institute, and holder of the Coleman-Turner Chair in Cognitive Disability in the Department of Psychiatry in the School of Medicine at the CU Health Sciences Center. Dr. Braddock was at the University of Illinois at Chicago (UIC) from 1979 to 2001 as Professor of Human Development and Public Health, as the founding head of the Department of Disability and Human Development and of its research institute, and as an associate dean. Prior to UIC, he held positions with the Council for Exceptional Children, the Secretary’s Committee on Mental Retardation in the U.S. Department of Health, Education and Welfare, and with state developmental disabilities agencies in Texas, Missouri and Illinois. He is a principal author of the bi-annual publication of the State of the States in Developmental Disabilities and is a director and executive committee member of the International Special Olympics. A preeminent expert in the field of developmental disabilities, Dr. Braddock’s knowledge of current best practices in our industry is a valuable resource for establishing our program objectives and compliance policies.

William E. Brock has served as a director since 2006. He is chairman of The Brock Offices, a firm specializing in international trade, investment and human resources which he founded in 1988. From 1985 to 1987, Mr. Brock served as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. He served as Chairman of the Republican National Committee from 1977 to 1981 and previously as a Member of the U.S. House of Representatives from 1963 to 1971 and as U.S. Senator for the State of Tennessee from 1971 to 1977. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a director of On Assignment, Inc., Catalyst Rx, and Strayer Education, Inc. In addition to his broad experience as a federal legislator, cabinet secretary and international trade official, Senator Brock has been a sponsor of and advocate for national workforce training programs and provides guidance for our expansion internationally.

Steven B. Epstein was appointed to the board of directors of ResCare in March 2011. Mr. Epstein is the founder and senior healthcare partner of the law firm of Epstein Becker & Green, P.C., Washington D.C., where he has specialized in the practice of health care law for more than 35 years and serves as a legal advisor to healthcare entities throughout the U.S. The board believes Mr. Epstein’s experience in and knowledge of healthcare law will be valuable in overseeing a business that currently derives more than 60% of its revenues from Medicaid. Mr. Epstein serves as a director of Catalyst Health, Inc. and Emergency Medical Services, Inc. He also serves as an advisor to several venture and private equity firms.

Ralph G. Gronefeld, Jr., a certified public accountant, has served as a director since November 2006 and as ResCare’s President and Chief Executive Officer, succeeding Ronald G. Geary, since June 2006. From 2002 through 2007, Mr. Gronefeld served as President of the Community Services Group after serving as Executive Vice President-Operations of that division from 2001 and as ResCare’s Chief Financial Officer from 1998 until 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities. Mr. Gronefeld is a member of the United States Department of Labor Advisory Committee on Job Corps, a director and member of the Executive Committee of the Health Enterprises Network, and a member of the Bellarmine University Rubel School of Business Executive Advisory Board.

Robert E. Hallagan has served as a director of ResCare since 2004. Mr. Hallagan is vice chairman of board leadership services for Korn/Ferry International, a provider of executive human capital solutions, ranging from corporate governance and CEO recruitment to executive search, middle-management recruitment and Leadership Development Solutions (LDS). From 1997 to 2007, he served as Vice Chairman of Heidrick & Struggles, an executive search firm with over 1,300 search professionals in 57 offices. From 1991 to 1997 he served as the firm’s President and Chief Executive Officer. Mr. Hallagan is co-founder and Chairman of the Center For Board Leadership, a joint venture with the National Association of Corporate Directors, of which he is also Chairman. With his background with national executive search firms and board leadership organizations, Mr. Hallagan brings expertise in human resources, executive compensation policy and corporate governance.

Olivia F. Kirtley, a certified public accountant, has served as a director of ResCare since 1998. Ms Kirtley has served as a business consultant on strategic and corporate governance issues during the past five years. Ms. Kirtley brings extensive experience, expertise and insight to our Board in the areas of audit and corporate governance. In addition to her expertise in audit and tax issues developed in part as a senior manager at Ernst & Whinney (predecessor to Ernst & Young LLP), Ms. Kirtley also brings corporate management experience from her tenure at Vermont American Corporation, including the positions of Treasurer, Vice President and Chief Financial Officer at that company. She has served as Chair of the American Institute of Certified Public Accountants, Chair of the AICPA Board of Examiners, and as a current U.S. member of the Board of the International Federation of Accountants. Ms. Kirtley has served as a director of U.S. Bancorp since 2006 (including as the chair of its audit committee and a member of its governance and executive committees) and as a director of Papa Johns International, Inc., an international pizza company, since 2003 (including as a member of its compensation committee). Ms. Kirtley also served as a director of Alderwoods Group, Inc. from 2002 until its merger with Service Corporation International in 2006, including chairman of its audit committee, and as a director of Lancer Corporation from 1999 until it was acquired by Hoshizaki Electric Co., Ltd. in 2006, including on its compensation committee and as chair of its audit committee.

Robert M. Le Blanc has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years and for five years prior to that he worked with General Electric in a variety of positions including corporate finance and corporate strategy. Mr. Le Blanc is the Lead Director of Magellan Health Services, Inc., a provider of behavioral healthcare services, Emergency Medical Services, Inc. and Skilled Healthcare Group, Inc., the Chairman of Carestream Health, and a director of Center for Diagnostic Imaging, Inc., First Berkshire Hathaway Life, Cypress Insurance, The Warranty Group, and Connecticut Children’s Medical Center. With his experience in governance for a wide range of businesses, Mr. Le Blanc has brought knowledge of developments in management practices and corporate governance that can be applied to improve our organization, as well as expertise in evaluating acquisition prospects.

Steven S. Reed has served as a director of ResCare since 2003. Mr. Reed practices law at Reed Wicker, LLC, Louisville, Kentucky, where he is Managing Member. Mr. Reed was United States Attorney for the Western District of Kentucky from 1999 to 2001 and an Assistant U.S. Attorney for the same district from 1993 to 1999. Mr. Reed is a past Chair of the Board of Trustees of the University of Kentucky, and served as a Trustee from 1994 to 2006. Mr. Reed’s prosecutorial background aids in our legal risk assessment and management, and he has served in a high profile and politically sensitive leadership role at the University of Kentucky.

Executive Officers of ResCare

The executive officers of ResCare are Ralph G. Gronefeld, Jr., whose experience is described above, Patrick G. Kelley, David W. Miles, Richard L. Tinsley and David S. Waskey.

Mr. Kelley was named Chief Operating Officer on June 26, 2009. He rejoined ResCare in January 2008 as President of the Community Services Group, which is ResCare’s largest operating group. He had served as President of a division of The Rawlings Company, an insurance claims recovery company since April 2006. Mr. Kelley was employed by ResCare for more than 19 years, previously serving as Senior Vice President from 2003 to 2006, Vice President of Operations of ResCare’s Central Region from 1999 to 2003, and as regional vice president for 12 states.

Mr. Miles, a certified public accountant, has served as Chief Financial Officer since 2005 and he served as Vice President, Controller from 2001 to 2006 with responsibility for overseeing all aspects of the accounting function including financial reporting and compliance with Sarbanes-Oxley regulations. He joined ResCare in March 1998 as Director of Financial Reporting. Prior to joining ResCare, Mr. Miles was with Ernst & Young LLP for ten years.

Mr. Tinsley was named Executive Vice President of ResCare Workforce Services on April 1, 2010. An attorney and certified public accountant, Mr. Tinsley joined ResCare in 2007 as Chief Development Officer overseeing all of the company’s acquisition, growth and marketing efforts. Mr. Tinsley has experience in the home healthcare field as vice president of compliance and business development with Almost Family, Inc. and in U.S. and international planning and analysis as senior manager with Yum! Brands, Inc. Most recently he conducted his own consulting and legal practice serving as chief financial officer and legal counsel for a number of companies that were in transition and needed expert guidance.

Mr. Waskey has served as ResCare’s General Counsel since joining ResCare in May 1992. Mr. Waskey currently serves also as Chief Compliance Officer and Secretary. Before joining ResCare, he was a partner in the Louisville, Kentucky office of Alagia, Day, Trautwein & Smith. Before beginning the practice of law in 1984, Mr. Waskey was a certified public accountant in public practice.

The five standing committees of ResCare’s board of directors are its audit committee, executive compensation committee, corporate governance and nominating committee, mergers and acquisitions committee, and ethics and compliance committee. Copies of the charters of each of the standing committees of our board of directors are available upon request.

Audit committee. The audit committee currently consists of Ms. Kirtley, Mr. Hallagan, Sen. Brock and Mr. Bloem and is chaired by Ms. Kirtley. The audit committee has responsibility for, among other things, the quality of our financial reporting and internal control processes, our independent auditor’s performance and qualification and the performance or our internal audit function. ResCare’s board of directors has determined that (1) all of the members of the audit committee are “independent” within the meaning of the rules of the NASDAQ Stock Market and the rules of the Securities and Exchange Commission under the Sarbanes-Oxley Act and (2) all qualify as “audit committee financial experts” within the meaning of the SEC rules.

Executive compensation committee. The compensation committee currently consists of Messrs. Hallagan, Le Blanc and Brock and is chaired by Mr. Hallagan. The compensation committee has responsibility for, among other things, review and approval of executive compensation, review and approval of equity compensation and review and approval of ResCare’s compensation philosophy, strategy and principles.

Corporate governance and nominating committee. The corporate governance committee currently consists of Messrs. Reed, Le Blanc and Braddock and is chaired by Mr. Reed. The corporate governance committee has responsibility for, among other things, review of corporate governance guidelines and oversight of the evaluation of the effectiveness of ResCare’s board of directors and its committees.

Mergers and acquisitions committee. The mergers and acquisitions committee currently consists of Messrs. Le Blanc, Brock and Gronefeld. The mergers and acquisitions committee assists management in developing and implementing a strategic plan for ResCare’s acquisitions, strategic relationships, investments and growth activities and assists the board in reviewing, evaluating and approving such activities.

Ethics and compliance committee. The ethics and compliance committee assists the board of directors in monitoring the effectiveness of ResCare’s corporate compliance program. Dr. Braddock and Messrs. Reed and Epstein currently serve as members of the ethics and compliance committee, which Dr. Braddock chairs.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Ethics

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

Nomination Procedures

Since becoming a wholly owned subsidiary of New Holdco, ResCare no longer maintains procedures for shareholders to recommend nominees to the board of directors.

Item 11.           Executive Compensation

Compensation Discussion and Analysis

Compensation Program Objectives

ResCare’s business goal is to provide quality human services to people with special needs, while at the same time enhancing long-term shareholder value. We believe that the compensation of our executives should reflect the value the company attributes to their skills, experience, loyalty to the company and adherence to its mission. The compensation should serve as an incentive for the executives to remain with the company and to strive to achieve goals and objectives that contribute to the quality of services we provide to the people we serve and to long-term shareholder value in the company. We believe that the compensation of our executives should also be structured with sensitivity to ResCare’s employees and to the people we serve.

ResCare is unique in the human services industry because of the scope and variety of the services it provides. ResCare serves people with intellectual, cognitive, developmental or physical disabilities, mental illness, acquired brain injury, youth with emotional or behavioral challenges, adults with economic and other barriers to productive employment, and the elderly who need support services in order to remain in their own homes as long as possible. ResCare employees, particularly its direct care employees, work in industries that rely for the most part on government funding, which does not compensate such important work highly. Its executives, who have been with the company for many years, are knowledgeable about the business, strongly supportive of its mission and sought after by competitors and others interested in their talent. We believe that we have a very talented group of executives and want them to remain with ResCare.

ResCare’s executive compensation program has been designed to support the objectives of promoting high quality service and strong operating and financial performance, while also taking into consideration ResCare’s mission and its employees and constituents. Specifically, our compensation program:

•                  provides incentives and rewards that are based on individual, group and company-wide performance in achieving quality of service and financial goals as identified in ResCare’s strategic business plan;

•                  provides sufficient value to attract and retain talented employees on a long-term basis; and

•                  links the interests of executives with the long-term performance of the company by making equity-based awards a significant element of executive compensation.

Historically, we have used employment contracts with executive officers as well as other key employees to recruit and retain high quality employees. Our employment contracts for the named executive officers are individually negotiated and approved by the executive compensation committee and provide the framework for each executive’s compensation package. During 2011, we entered into new employment agreements with our executive officers to reflect the acquisition of ResCare by an affiliate of Onex Partners III LP at the end of 2010.

The talent and compensation committee provides overall guidance for our executive compensation policies and determines the amounts and elements of the compensation packages for executives. The committee generally solicits recommendations from our chief executive officer with respect to establishing compensation policies for the organization, establishing company and individual performance goals, and making compensation decisions for executive officers other than himself. The committee reviews the total package including all forms of compensation and benefits and the potential total future value of the compensation decisions made.

In determining the compensation for our executives, we take into account several considerations that relate to the specific nature of our business:

•                  the complexity of our business and its highly regulated nature. ResCare currently operates in 42 states, Washington DC, Puerto Rico and Canada. Our Job Corps operations are subject to United States Department of Labor requirements and federal government contract regulation, our workforce development operations are subject to both federal and local regulations and criteria, and the residential services group operates in multiple states, each of which has its own reimbursement system and regulations. The people ResCare serves are some of the most vulnerable and regulations concerning their care are extensive. States operate on annual budgets which affect the reimbursement environment in which ResCare operates. ResCare’s executives must understand the complexities of the various regulatory systems and be able to manage operations within them;

•                  the special needs of the people we serve. As described above, ResCare serves people with many different special needs including those with developmental disabilities, those from disadvantaged backgrounds, the elderly, and people seeking assistance overcoming barriers to employment. These are vulnerable populations who are served by our dedicated employees, and we do not want our executives’ compensation to be excessively disproportionate to the compensation of people in our operations, especially those who provide the direct services to the people we serve; and

•                  the experience, skills and commitment of our leadership team. Our executives have been with the company for significant lengths of time, including both periods of economic growth and recessions, and have acquired an understanding of its operations and the complexities of its business. Their skills and experience contributed greatly to the past growth of our company, and they have demonstrated their commitment to the company during more difficult times. We want to retain their skills to continue the momentum and reward their loyalty and service.

Our compensation packages for senior executives provide that performance-based cash compensation can be earned only if the company attains a minimum net income threshold. Giving priority to the achievement of company performance measures encourages a collaborative focus on corporate goals and performance.

The individual performance goals for cash incentive compensation reward quality of service, compliance and effective risk management as well as financial performance. A portion of the cash incentive compensation that our CEO and business unit leaders can earn depends on the achievement of quality assurance goals under our “Best in Class” performance benchmarking system. Similarly, the performance goals for our financial and risk management executives include effectiveness of internal control, compliance assessment, and addressing identified risks. We also include the achievement of quality, compliance and risk management measures at the regional and local levels in the incentive compensation program for our regional managers.

Components of Executive Compensation

The three primary components of ResCare’s executive compensation are base salary, annual cash incentive and long-term equity-based incentive compensation. Following ResCare’s acquisition by an affiliate of Onex Partners III LP, our equity-based compensation has been in the form of options to purchase stock in Onex Rescare Holding Corporation (“New Holdco”), the entity that owns 100% of the shares of ResCare. ResCare also contributes to the retirement savings plan for the executives at the same rate as for other employees, up to the limit permitted by law for highly compensated employees. We provide automobile allowances for executives whose operations permit reimbursement for such expense, and we reimburse Mr. Gronefeld for the expenses of an annual physical to the extent not covered by insurance. The employment contracts also provide for additional benefits that do not involve material cost but which we also describe elsewhere in this annual report. ResCare does not provide material perquisites to its executive officers.

The employment agreements for our executives provide for approximately equal amounts of base salary and cash incentive compensation. The incentive compensation is earned only if the company attains a budgeted level of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), and the executive attains performance goals related to his individual responsibilities. The equity-based component consists of grants of stock options in New Holdco that can be exercised only if milestones in equity value per share are achieved. These awards are described in greater detail below. The compensation under these packages increases reasonably and rationally rather than quickly and in large intervals; salary increases are gradual, incentive compensation is based on annually established goals.

For 2011, the mix of compensation earned by each named executive officer was as follows:

Executive	Base Salary as % of Total Compensation(1)	Annual Cash Incentives as % of Total Compensation	Long Term Equity as % of Total Compensation
Ralph Gronefeld	13.1%	12.3%	74.6%
Patrick Kelley	16.2%	15.2%	68.6%
David Miles	19.9%	16.4%	63.7%
David Waskey	25.3%	22.3%	52.4%
Richard Tinsley	25.7%	21.1%	53.2%

(1)          As used in this chart, “Total Compensation” includes the sum of base salary, actual annual cash incentive, and grant-date value of equity awards.

Base Salaries

The base salaries of ResCare’s named executive officers were established through the negotiation of their employment agreements. Base salaries are intended to be market competitive, not market leaders, and take into account the considerations discussed above. We believe salaries are appropriate based on our senior officers’ responsibilities to head significant business units or functions and the objectives of our compensation program discussed elsewhere in this section.

In 2011, the base salaries for our named executive officers were as follows:

Ralph G. Gronefeld, Jr.	$440,000
Patrick G. Kelley	400,000
David W. Miles	300,000
David S. Waskey	250,000
Richard L. Tinsley	250,000

Base salaries may be adjusted from time to time for changes in the executive’s responsibilities or for market conditions.

When we completed new executive agreements with our named executives for terms through the end of 2015, our executive compensation committee did not conduct an analysis of peer group performance or executive compensation. In 2012, the committee engaged Mercer, Inc. to conduct an organization-wide analysis of our compensation policies, for use in future compensation decisions, including executive officer compensation.

Non-Equity Incentive Compensation

The annual non-equity or cash incentive compensation is designed to support the company’s strategic business plan and to reward achievement of individual, group, and company-wide quality of service, operational and financial goals. The executive compensation committee annually establishes financial and non-financial performance measures with threshold and maximum performance targets for our named executive officers, in consultation with the CEO.

Our non-equity incentive compensation plan for 2011 was been modified to reflect our status as a private company. Payment of cash incentive awards now depends upon the company achieving a budgeted level of EBITDA instead of net income as before. The EBITDA target for 2011 was $121.6 million, which was achieved. The board of directors and management intend to continue to set the financial performance target at a level that is achievable but challenging for the company to attain.

Our named executive officers are eligible to earn cash incentive compensation equal to up to 100 percent of salary. Seventy percent of the cash incentive compensation is based upon the Company’s achievement of 100% of the EBITDA target to encourage a collaborative focus on corporate goals and performance. Thirty percent  is based upon the achievement of individual performance goals related to business units or functions for which the named executive officer has direct responsibility. The Company must attain 90% of the EBITDA target before the named executive officers become eligible to receive cash incentive awards for achieving individual performance goals established annually by the Talent and Compensation Committee.

Our cash incentive plan also allows for longer-term cash incentive awards for officers other than senior management. Eligible officers can earn a “super bonus” equal to from 10% to 25% of salary (depending on position) if the company attains a targeted amount of EBITDA for the 2013 fiscal year. Members of senior management who received awards of Extra Stock Options under our equity-based incentive compensation program (described below) are not eligible for the longer-term cash incentive awards.

Equity-based Incentive Compensation

Our equity-based compensation program is intended to allow members of ResCare’s management to share any gains in the value of equity in New Holdco. The Onex Rescare Holdings Corporation Stock Option Plan provides for awards of options to purchase stock of New Holdco equal to 8% of the outstanding equity of New Holdco (or approximately 7.5% on a fully diluted basis). The option plan authorizes two different pools of stock options, each having separate vesting and exercise requirements. Primary Stock Options equal 6.5% of the outstanding equity, and Extra Stock Options equal 6.5% of the outstanding equity. Except for a percentage of the Primary Stock Options reserved for future grants to new employees, all of the authorized options were issued to members of ResCare’s management and its directors on April 1, 2011. In general, the vesting and exercise requirements on the two classes of option allow option recipients to realize an economic return on their options only if the value of New Holdco appreciates significantly.

Primary Stock Options vest 20% per year from December 22, 2010 (the date of the Onex acquisition) for the initial grants in March 2011 and from the grant date for subsequent grants. The exercise price is $5,000 per share for the initial grants, based on the valuation of New Holdco on December 22, 2010. For subsequent grants, the exercise price will be the valuation of New Holdco on the grant date. Primary Stock Options may be exercised only if the growth in equity value per share at the time of exercise exceeds a 10% annual compound annual growth rate from the date of the Onex acquisition. In determining whether the growth milestone has been achieved, the equity value per share of New Holdco is valued at (i) the share price in a public market following an initial public offering; (ii) the valuation implied by an offering to buy New Holdco, or (iii) 5.5 times EBITDA for the trailing twelve month period.

Extra Stock Options vest immediately upon grant, but can be exercised only if the equity value per share exceeds three times the equity value per share on the date of the Onex acquisition. The valuation method is the same as that for Primary Stock Options.

Section 162(m) of the Internal Revenue Code as amended provides generally that the compensation paid by publicly held companies to the chief executive officer and the four most highly paid senior executive officers (other than the chief executive officer) in excess of $1 million per executive will be deductible by ResCare only if paid pursuant to a qualifying performance-based compensation plan approved by ResCare shareholders. The ResCare Non-Equity Incentive Plan includes performance criteria intended to have certain awards qualify as performance-based compensation for purposes of Section 162(m). Performance-based awards reduce the income tax payable by the company despite their resulting in more compensation expense, a non-cash item.

On April 1, 2011, Messrs. Gronefeld, Kelley, Miles, Waskey and Tinsley received initial grants of both Primary Stock Options and Extra Stock options.

Change of Control and Severance Provisions

The employment agreements with our executives generally provide that if an executive’s employment is terminated without cause or if the employment agreement is not extended by the company, the executive will receive any earned but unpaid incentive bonus for any calendar year ending before or at termination, and executive’s base salary will continue for a period of twelve months. The employment agreements for Mr. Gronefeld and Mr. Kelley entitled them to receive twice their base salary in monthly installments during the period between the date of termination and March 15 of the following year. Mr. Gronefeld, Mr. Kelley and Mr. Miles are also entitled to receive lump sum payments equal to up to three times base salary in the case of Mr. Gronefeld, and equal to two times base salary in the case of Mr. Kelley and Mr. Miles, if terminated without cause, and in the case of Mr. Gronefeld, if he terminates his employment for good reason, within two years after a change of control occurs. ResCare has employment agreements with many of its management employees throughout the company, and all the agreements contain a severance provision under which the employee receives base salary from three to six months after termination. We believe it is appropriate to include these protections for our executives to further our objectives of retaining key executives, and we concluded that the severance provisions were reasonable to help assure the executives that they would be treated fairly in the event of a change of control. Particularly in the case of a change of control, the executive officers could be at risk if a new owner would make significant changes in the direction of the company to which these executives are committed, toward which they have been working and on which their performance is based. We believe these severance provisions are not excessive and are fair to our executives. The change of control and severance provisions are described more fully in the discussion of employment agreements following the Summary Compensation Table and in the table entitled Potential Payments Upon Termination or Change of Control below.

We do not provide our executives with tax gross-up protection if the benefits provided upon or following a change of control result in excise taxes under Section 280G of the Internal Revenue Code.

Talent and Compensation Committee Report

The executive compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Talent and Compensation Committee

Robert E. Hallagan, Chair

William E. Brock

Robert M. Le Blanc

Summary Compensation Table

The following table provides information concerning compensation awarded to or earned during the years ended December 31, 2011, 2010, and 2009, by our named executive officers.

					Non-Equity
Name and				Stock	Incentive Plan	All Other
Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ralph G. Gronefeld, Jr.	2011	$441,018	$—	$2,507,812	$413,600	$—	$3,362,430
President and Chief	2010	441,018	100,000	—	—	—	541,018
Executive Officer	2009	440,000	—	—	—	—	440,000

Patrick G. Kelley	2011	400,016	—	1,696,092	376,000	—	2,472,108
Chief Operating Officer	2010	400,000	100,000	—	—	—	500,000
	2009	350,000	25,000	—	—	—	375,000

David W. Miles	2011	300,012	—	957,843	246,000	—	1,503,855
Executive Vice	2010	300,012	75,000	—	—	—	375,012
President and Chief Financial Officer	2009	300,000	—	—	—	—	300,000

David S. Waskey	2011	250,011	—	517,784	220,000	—	987,795
General Counsel and	2010	225,011	15,000	—	—	—	240,011
Chief Compliance Officer	2009	225,000	—	—	—	—	225,000

Richard L. Tinsley	2011	250,011	—	517,784	205,000	—	972,795
Executive Vice	2010	245,011	15,000	—	—	—	260,011
President — Workforce Services	2009	230,000	—	—	—	—	230,000

(1)

The Company awarded one-time bonuses to the named executive officers in 2010 in recognition of the financial results achieved by the company despite several extraordinary developments during the year described under “Compensation Discussion and Analysis — Non-Equity Incentive Compensation,” above. Mr. Kelley was also awarded $25,000 in 2009 and 2010 in recognition of the additional responsibilities he assumed following his appointment as Chief Operating Officer effective June 26, 2009. Mr. Kelley had previously served as President of the Community Services Group from the time he rejoined ResCare on January 1, 2008.

(2)

The amounts in column (e) for 2011 show the grant date fair value of the one-time grant of options on April 1, 2011 pursuant to the Onex Rescare Holdings Corp. Stock Option Plan, computed in accordance with FASB ASC Topic 718.

(3)

Non-equity incentive compensation paid to the executive officers is based on attainment of performance goals for the fiscal year approved by the executive compensation committee of the board of directors and as otherwise provided in their employment agreements.

(4)	All Other Compensation represents matching contributions allocated by ResCare to the Retirement Savings Plan.

Grants of Plan-Based Awards Table

The following table shows the incentive plan awards granted to our named executive officers for 2011. ResCare attained EBITDA equal to at least 90% of the EBITDA target for 2011, which is required before our executives can earn cash incentive compensation based upon the attainment of individual performance goals.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)		Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Shares Underlying Options	Exercise Price of Option awards	Grant Date Fair Value of Option Awards
Name	Date (1)	Threshold ($)	Target ($)	Threshold (#)	(#)	($/Sh)	($)
Ralph G. Gronefeld	4/1/11	$26,400	$440,000	809	—	$5,000	$2,507,812
Patrick G. Kelley	4/1/11	24,000	400,000	547	—	5,000	1,696,092
David W. Miles	4/1/11	18,000	300,000	309	—	5,000	957,843
David S. Waskey	4/1/11	15,000	250,000	167	—	5,000	517,784
Richard L. Tinsley	4/1/11	15,000	250,000	167	—	5,000	517,784

(1)          Cash incentive compensation is granted as of the date approved by the Talent and Compensation Committee.

(2)          The amounts shown in the “Threshold” column assumes that the 90% of the Company’s EBITDA target has been attained. Under the executives’ employment agreements, there are no payments of non-equity incentive compensation unless the Company meets or exceeds 90% of its annual EBITDA target as established by the Talent and Compensation Committee. If the Company attains the threshold EBITDA target, the executive would receive incentive compensation only if he also attains one or more individual performance targets. The amount shown assumes the attainment of one individual target representing the smallest percentage of salary. The target payout is 100% of the executive’s base salary, which is the maximum cash incentive compensation paid if all target criteria are met. Actual cash incentive compensation may range between the threshold and the target amounts. Personal performance targets are described in the discussion of the executives’ employment agreements below.

Employment and Other Agreements

Employment agreements with named executive officers

ResCare has employment agreements with all of its named executive officers. The agreements are substantially similar to each other, and were approved by the executive compensation committee of the board of directors. Following the acquisition of our company by an affiliate of Onex Partners III LP in the fourth quarter of 2010, we entered into a new employment agreements with Messrs. Gronefeld, Kelley, Miles, Waskey and Tinsley effective January 1, 2011.

Term. The agreements all are for terms expiring on December 31, 2015, and may be renewed for successive one-year terms at the company’s option with the executive officer’s consent.

Base Salary.  Under their employment agreements, the base salaries for our named executive officers for 2011 were:

•                  $440,000 for Mr. Gronefeld;

•                  $400,000 for Mr. Kelley;

•                  $300,000 for Mr. Miles;

•                  $250,000 for Mr. Waskey; and

•                  $250,000 for Mr. Tinsley.

Base salaries may be adjusted from time to time for changes in the executive’s responsibilities or for market conditions.

Cash Incentive Compensation. Each of the executive officers is eligible to receive annual cash incentive compensation based upon the attainment of both company performance criteria and individual performance criteria. Before any executive could earn cash incentive compensation, ResCare must meet or exceed 90% of its annual EBITDA target, as determined by the board of directors. In determining actual EBITDA, the executive compensation committee may, in its sole discretion, make good faith adjustments to reflect non-recurring or unusual items, including, without limitation, to give effect on a pro forma basis to any acquisition of stock or assets by the company. The individual performance criteria reward the attainment of strategic objectives by the business unit managed by each executive. The criteria are established annually by the executive compensation committee and ResCare’s management team.

Our named executive officers are eligible to earn cash incentive compensation equal to up to a 100 percent of salary. Seventy percent of the cash incentive compensation is based upon the company’s achievement of the EBITDA target to encourage a collaborative focus on corporate goals and performance. Thirty percent is based upon the achievement of individual performance goals related to business units or functions for which the named executive officer has direct responsibility.

If the Company attains 90% of its EBITDA target for the year, the named executive officers become eligible to earn cash incentive compensation equal to 6% of base salary for achieving each of five individual performance goals, or 30% of base salary if all five goals are attained. The non-company performance related goals for 2011 for the named executive officers were as follows:

Mr. Gronefeld’s goals were to (i) develop and implement a plan for the HomeCare business segment; (ii) develop and implement the strategic plan for the company; (iii) evaluate all business units and services with respect to possible divestiture or other action; (iv) develop a business development plan for each business segment; and (v) develop and implement an effective talent management program that develops leadership and drives performance. Mr. Gronefeld was determined to have achieved the first four of these goals for which he earned cash incentive compensation of $105,600.

Mr. Kelley’s goals were to (i) develop and implement a plan for the Residential Services business segment; (ii) develop and implement a plan for the Youth Services business segment; (iii) develop and implement the strategic plan for each business segment; (iv) develop and implement a restructuring plan for the business development team; and (v) develop and implement a quality improvement plan that reduces risk management costs and improves cash collections. Mr. Kelley was determined to have achieved the first four of these goals for which he earned cash incentive compensation of $96,000.

Mr. Miles’ goals were to (i) manage costs of accounting and financial services to or below budgeted amounts; (ii) develop an implementation plan supporting the company’s strategic goals; (iii) analyze the economic drivers for each business segment and document recommendations improving efficiency; (iv) implement a cost-containment program for corporate administrative departments, including improving compliance; and (v) improve management reporting. Mr. Miles was determined to have achieved the first two of these goals for which he earned cash incentive compensation of $36,000.

Mr. Waskey’s goals were to (i) successfully resolve material litigation; (ii) hire and delegate day-to-day responsibilities to associates; (iii) hire a director of licensure and regulatory compliance and improve the compliance process; (iv) develop investigative processes that reduce litigation exposure; and (v) manage compliance and legal department costs and total litigation cost at or below budget. Mr. Waskey was determined to have achieved the second, fourth and fifth of these goals for which he earned cash incentive compensation of $45,000.

Mr. Tinsley’s goals were to (i) win new contract awards in the UK; (ii) achieve 2011 international revenue and contribution targets; (iii) achieve 2011 domestic revenue and contribution targets; (iv) develop and implement a plan for the Workforce Services business segment; and (v) develop and implement a quality improvement plan. Mr. Tinsley was determined to have achieved the fourth and fifth of these goals for which he earned cash incentive compensation of $30,000.

Termination.  If Mr. Gronefeld’s or Mr. Kelley’s employment is terminated by ResCare without cause or if the employment agreement expires and the company elects not to renew it, or, in the case of Mr. Gronefeld, if he terminates his employment for good reason as defined in his agreement, the executive is entitled to receive twice his then-current full base salary payable in equal monthly installments from the date of termination until March 15 of the calendar year following termination. In the cases of the other named executive officers, if the employment agreement is terminated without cause by ResCare or is terminated because ResCare elects not to renew the employment agreement, the officer is entitled to receive his base salary for 12 months after termination. If the executive voluntarily terminates his employment, or elects not to renew the employment agreement at the end of its term, he will receive his salary through the date of termination. In all of these cases, the executive is also entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination.

If employment is terminated because of disability, upon expiration of such executive’s paid time off and emergency leave reserve, both as defined in the executives’ employment agreements, each named executive officer will continue to receive base salary until the earlier of the termination of the agreement or the commencement of disability benefits under the benefit plan. In addition, if the agreement terminates because of commencement of disability benefits and the disability benefits do not equal 100% of base salary, the executive will receive the difference between base salary and the disability payment until the agreement terminates due to disability as provided in the agreement. The executive would also receive any earned but unpaid incentive bonus for a calendar year ending before termination.

If, within two years after a change of control, Mr. Gronefeld’s employment agreement is terminated either by ResCare without cause or by Mr. Gronefeld for good reason as defined in his agreement, he is entitled to receive the greater of the unpaid amount of his then-current base salary for the balance of the term of the agreement or three times his then-current base salary. If Mr. Miles’ or Mr. Kelley’s employment is terminated without cause by the company within two years after a change of control, each is entitled to receive a lump sum payment equal to two times his then current base salary. He is also entitled to receive any earned but unpaid incentive bonus for a calendar year ending before termination and a pro-rated incentive bonus for the current year through the date of termination.

Restrictive covenants. Each named executive officer agrees not to compete with ResCare during employment and for a stated period of time after termination of his employment: 24 months in the case of Mr. Gronefeld and Mr. Kelley and 12 months in the cases of Messrs. Miles, Waskey and Tinsley. Each named executive officer also agrees to maintain confidentiality of ResCare’s information and not to disparage ResCare or its employees.

Other provisions. The company has agreed to pay for Mr. Gronefeld the portion of reasonable and customary costs of an annual executive physical at the Mayo Clinic or other comparable facility that is not paid by health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table shows current holdings of stock options by the named executive officers.

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Ralph G. Gronefeld	143	571	$5,000	12/22/2020
	—	95	5,000	12/22/2020
Patrick G. Kelley	95	381	5,000	12/22/2020
	—	71	5,000	12/22/2020
David W. Miles	48	190	5,000	12/22/2020
	—	71	5,000	12/22/2020
David S. Waskey	24	95	5,000	12/22/2020
	—	48	5,000	12/22/2020
Richard L. Tinsley	24	95	5,000	12/22/2020
	—	48	5,000	12/22/2020

(1)       Each named executive received two option grants. The first, larger number is the number of Primary Stock Options; the second is the number of Extra Stock Options. The terms of each class of options are described under “Equity-Based Incentive Compensation” in the Compensation Discussion and Analysis.

Option Exercises and Stock Vested

None of the named executive officers exercised options during 2011. There are no currently outstanding stock awards.

Option Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Ralph G. Gronefeld	—	—
Patrick G. Kelley	—	—
David W. Miles	—	—
David S. Waskey	—	—
Richard L. Tinsley	—	—

Potential Payments upon Termination or Change of Control

The following table provides information about payments or benefits that would be due to the named executive officers under the terms of their current employment agreements if the employment agreement is terminated or there is a change of control of the company. These amounts assume cash incentive compensation payment at 100% of targeted incentive compensation which equals 100% of base salary for 2011 and termination or a change of control on December 31, 2011. Any payments upon termination of employment or change of control are governed by the executives’ employment agreements, which became effective on January 1, 2011.

The employment agreements define a change of control as (i) any event or series of events which have the effect of any “person” other than (x) Onex Corporation, Onex Partners III LP or any of their respective affiliates or any group including any of the foregoing and (y) any trustee or other fiduciary holding securities of ResCare under any employee benefit plan of ResCare, becoming the beneficial owner, directly or indirectly, of securities of ResCare representing 50% of more of the combined voting power of the Company’s then outstanding capital stock; (ii) any merger, consolidation, share exchange, recapitalization or other transaction in which any person other than Onex Corporation, Onex Partners III LP or any of their respective affiliates or any group including any of the foregoing becomes the beneficial owner of securities of ResCare representing 50% or more of the combined voting power of ResCare’s then outstanding capital stock; (iii) all or substantially all of the business of ResCare is disposed of pursuant to a partial or complete liquidation, sale of assets, or otherwise. Provided, however, that if the executive compensation committee believes an award will constitute “deferred compensation” pursuant to Internal Revenue Code Section 409A, the committee may provide that “change of control” for that award will have the meaning given in guidance from the Internal Revenue Service construing that term for purposes of allowable triggers for payment of deferred compensation.

Payments Under Termination	Non-Renewal by Company	Involuntary Not - For - Cause Termination (no change of control)		Involuntary Termination (change of control)	Death or Disability
Severance (2011 Base Salary and Target Bonus)
Ralph G. Gronefeld	$1,320,000	$1,320,000	(1)	$1,760,000	$440,000
Patrick G. Kelley	1,200,000	1,200,000		1,200,000	400,000
David W. Miles	600,000	600,000		900,000	300,000
David S. Waskey	500,000	500,000		500,000	250,000
Richard L. Tinsley	500,000	500,000		500,000	250,000
Stock Options (2)
Ralph G. Gronefeld	—	—		2,507,812	2,507,812
Patrick G. Kelley	—	—		1,696,092	1,696,092
David W. Miles	—	—		957,843	957,843
David S. Waskey	—	—		517,784	517,784
Richard L. Tinsley	—	—		517,784	517,784
Total
Ralph G. Gronefeld	$1,320,000	$1,320,000		$4,267,812	$2,947,812
Patrick G. Kelley	1,200,000	1,200,000		2,896,092	2,096,092
David W. Miles	600,000	600,000		1,857,843	1,257,843
David S. Waskey	500,000	500,000		1,017,784	767,784
Richard L. Tinsley	500,000	500,000		1,017,784	767,784

(1)     If Mr. Gronefeld voluntarily terminates his employment for Good Reason, as provided in his employment agreement discussed above, he would receive the same amounts as shown in the table for Involuntary Not-for-Cause Termination (no change of control).

(2)     Values of unexercised and unvested options automatically vest upon the change of control.

Under the executive officers’ employment agreements, regardless of the manner of termination of an executive officer’s employment, he is entitled to receive the following amounts earned during his employment:

•      Base salary until date of termination;

•      Earned but unpaid cash incentive compensation for the calendar year preceding termination (except termination for cause in which case no incentive compensation for the calendar year in which employment is terminated shall be paid);

•      Unused paid time off;

•      Amounts accrued and vested in the Company’s 401k plan; and

•      Vested Primary Stock Options may be exercised within three months after termination of employment other than for cause, in which case any unexercised options are forfeited. Extra Stock Options are forfeited following termination of employment for any reason.

Compensation committee interlocks and insider participation

None of the executive officers of ResCare has served as a member of the board of directors or compensation committee of another entity that had one or more of its executive officers serving as a member of the board of directors of ResCare.

Director compensation

Under ResCare’s current director compensation policy, which was adopted when ResCare was publicly held, non-employee directors receive an annual cash retainer of $36,000, meeting fees of $2,500 for each board meeting attended, and meeting fees of $1,000 for each committee meeting attended (except for audit committee and special committee meetings, for which the fee is $2,500 per meeting attended). James H. Bloem, Chairman of the Board, receives an additional annual cash retainer of $30,000. Olivia F. Kirtley receives an additional annual cash retainer of $24,000 for serving as Chairman of the Audit Committee. David Braddock, Chairman of the Ethics and Compliance Committee, Robert E. Hallagan, Chairman of the Executive Compensation Committee, Robert Le Blanc, Chairman of the Mergers and Acquisitions Committee, and Steven S. Reed, Chairman of the Corporate Governance and Nominating Committee, each receive an additional annual cash retainer of $18,000 for serving as committee chairs. Directors who are employees of ResCare do not receive additional compensation for service on the Board or its committees.

In addition, each of the non-employee directors other than Mr. Le Blanc received a one-time grant of 62 Primary Stock Options in 2011.

Fiscal 2011 Director Compensation Table

The following table shows compensation paid or awarded to our eight non-employee directors for the year ended December 31, 2011. Mr. Gronefeld, the Company’s President and Chief Executive Officer, is not included in this table because he is an employee of the Company and thus receives no compensation for his service as a director. Mr. Gronefeld’s compensation from the Company is reported in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Total ($)
James H. Bloem	$108,500	$192,436	$300,936
David Braddock (1)	84,500	192,436	276,936
William E. Brock	92,500	192,436	284,936
Steven B. Epstein	56,500	192,436	248,936
Robert Hallagan	95,500	192,436	287,936
Olivia F. Kirtley	102,500	192,436	294,936
Robert M. Le Blanc (2)	—	—	—
Steven S. Reed	84,500	192,436	276,936

(1)     The fees for Dr. Braddock are paid to University Physicians, Inc., the Colorado University faculty practice plan of which Dr. Braddock is a member.

(2)     The director fees for Mr. Le Blanc are paid to Onex Partners Management LP. Mr. Le Blanc declined the options awarded to non-employee directors based on the policies of his employer.

(3)     Represents the aggregate grant date fair value of stock option awards in 2011, computed in accordance with FASB ASC Topic 718.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ResCare is a wholly owned subsidiary of Onex Rescare Holdings Corp. (“New Holdco”). The following table sets forth information with respect to the beneficial ownership of New Holdco voting and non-voting common stock as of February 16, 2012 by:

•      each person who is known by us to beneficially own 5% or more of the total number of voting and non-voting shares of common stock of New Holdco;

•      each of our directors;

•      each of our named executive officers ; and

•      all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
James H. Bloem	12		*
David Braddock, Ph.D.	12		*
William E. Brock	12		*
Steven B. Epstein	52		*
Robert E. Hallagan	12		*
Olivia F. Kirtley	12		*
Steven S. Reed	12		*
Robert M. Le Blanc	—	(3)	—
Ralph G. Gronefeld, Jr.	813		1.7%
Patrick G. Kelley	104		*
David W. Miles	78		*
Richard L. Tinsley	32		*
David S. Waskey	26		*
All directors and executive officers as a group (13 persons) (4)	1,177		2.4%
OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	46,550	(5)	96.6%

*          Less than 1%.

(1)        Includes 12 exercisable stock options for each of Messrs. Bloem, Braddock, Brock, Epstein, Hallagan, Reed and Ms. Kirtley.  Includes the following number of exercisable stock options for the named executive officers: Mr. Gronefeld — 143; Mr. Kelley — 95; Mr. Miles — 48; Mr. Tinsley — 24; and Mr. Waskey — 24.

(2)        Percentage of common stock, including both voting and non-voting shares. See footnote 4.

(3)        Mr. Le Blanc is a managing director of Onex Corporation. These shares are shown as beneficially owned by Onex Corporation.

(4)        Each of our named executive officers granted Onex Partners III LP an irrevocable proxy with respect to all matters submitted to the stockholders of New Holdco for a vote or written consent. See “Certain Relationships and Related Person Transactions—Stockholders agreement” below.

(5)        Includes shares owned by the following affiliates of Onex Corporation:  Onex Partners LP, Onex Partners III LP, Onex American Holdings II LLC, ResCare Executive Investco LLC, Rescare EI II LLC, Onex Advisor III LLC, Onex Partners III PV LP, Onex Partners III Select LP, and Onex Partners III GP LP. Onex Corporation may be deemed to own beneficially the shares held by these affiliates. The address of Onex Corporation is 161 Bay Street, Toronto, Ontario M5J 2S1 Canada. The address for each of Onex Partners LP, Onex Partners III LP, Onex US Principals LP, Onex Partners III PV LP, Onex Partners III Select LP, and Onex Partners III GP LP is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, New York 10019. The address for each of Onex American Holdings II LLC, Onex US Principals LP, ResCare Executive Investco LLC, Rescare EI II LLC, and Onex Advisor III LLC is c/o Onex Corporation, 421 Leader Street, Marion, Ohio 43302.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Related Person Transaction Policy

The Related Person Transaction Policy was adopted by the board of directors to provide guidance to executive officers and directors in recognizing and addressing actual and apparent conflicts of interest that may arise when an executive officer or director has or could have a direct or indirect material interest in a transaction with ResCare in which the executive officer or director participates or could be seen as participating. The policy also sets forth the guidelines under which certain transactions must be reviewed and approved or ratified by a committee of independent directors and the related disclosure requirements.

The policy defines a “related person” as any (i) director or executive officer of ResCare; (ii) nominee for director; (iii) immediate family members of any director, executive officer or nominee; or a beneficial owner (other than a financial institution) of more than 5% of ResCare’s voting securities.

The audit committee reviews and approves transactions with ResCare in which a related person has or could have a direct or indirect material interest. The following transactions are not deemed to create a direct or indirect material interest for a related person and therefore are not reviewed and do not require approval or ratification:

•                  Transactions not in the ordinary course of business involving less than $10,000 when aggregated with all similar transactions with the same related person;

•                  Transactions in the ordinary course of business involving amounts that do not exceed $120,000;

•                  Transactions where the related person’s interest derives solely from his or her service as a director of another corporation that is a party to the transaction;

•                  Transactions where the related person’s interest derives solely from his or her direct or indirect ownership of another person that is a party to the transaction (other than as a general partner), which ownership interest is less than a 10% equity interest;

•                  Transactions where the related person’s interest derives solely from his or her service as a director or officer of a not-for-profit organization or charity that receives donations from ResCare that are made in accordance with the company’s matching gift program that is available on the same terms to all employees;

•                  Executive compensation arrangements approved by the Talent and Compensation Committee;

•                  Director compensation arrangements approved by the Corporate Governance and Nominating  Committee; and

•                  Transactions available to all employees generally.

Certain Relationships and Related Person Transactions

Management agreement

The Company is party to an Amended and Restated Management Services Agreement with Onex Partners Manager LP, an affiliate of Onex Partners III LP. Under this agreement, Onex Partners Manager is retained to provide consulting services in exchange for an annual advisory fee of $650,000. Robert Le Blanc is managing director of Onex Partners Manager LP.

Stockholders agreement

All of the stockholders of New Holdco, including the Onex Investors and certain of our directors and executive officers, are parties to a stockholders agreement pursuant to which (i) Onex Partners III LP has the right to elect each member of our board of directors, (ii) each stockholder, other than the Onex Investors, granted Onex Partners III LP an irrevocable proxy with respect to all matters submitted to the stockholders for a vote or written consent, (iii) the stockholders agreed to drag-along, tag-along and other rights with respect to the transfer of their shares and (iv) the Onex Investors have customary demand registration rights, and all of the stockholders have customary “piggy-back” registration rights, with respect to the registration of their shares.

Finance

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of the lender group under the Company’s senior secured credit facility, holding approximately 8.6% of the outstanding indebtedness thereunder. Mrs. Olivia Kirtley, a member of the Company’s Board of Directors, is also a member of U.S. Bancorp’s board of directors. This credit facility was negotiated on an arm’s length basis with no involvement from Mrs. Kirtley.

Consulting services

Dr. David Braddock, a member of the Company’s Board of Directors, provides consulting services to the Company under the terms of a consultation agreement with an organization affiliated with the University of Colorado, of which Dr. Braddock is a member. The payments to the organization in 2011 were $46,792, of which Dr. Braddock receives a portion.

Legal

Reed Wicker PLLC performs legal services for the Company from time to time. Steven Reed, one of the principals of Reed Wicker PLLC, is a member of the Company’s Board of Directors. Payments for these services totaled $166,026 in 2011.

Epstein, Becker & Green, P.C., or EBG, provides legal services to the Company from time to time. Steven Epstein, a founder and shareholder of EBG, is a member of the Company’s Board of Directors. There were no payments for these services in 2011.

Leases

The Company leases certain of its facilities under an operating lease with Ventas, Inc., a publicly traded real estate trust. Ronald G. Geary, who served as Chairman of the Company’s Board of Directors until 2011, is a director of Ventas. The lease commenced in October 1998 and extends through October 31, 2015. Lease payments to the trust approximated $1.0 million for 2011. Aggregate future rentals are estimated to be approximately $3.9 million, subject to annual increases based on the consumer price index.

Director Independence

The board of directors of ResCare is currently composed of nine directors. Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, we have selected the independence standards of NASDAQ to determine which of our directors qualify as independent. Using the independence standards promulgated by NASDAQ, our board of directors has determined that Ms. Kirtley, Dr. Braddock and Messrs. Bloem, Brock, Hallagan and Reed are independent directors. The Board has determined that the relationships described in this proxy statement for Dr. Braddock, Ms. Kirtley and Mr. Reed are immaterial and do not affect the independence of these directors.

Under the NASDAQ rules, we are considered a “controlled company” because more than 50% of the voting power for the election of our directors is held by Onex Rescare Holdings Corp. Accordingly, even if we were a listed company, we would not be required by NASDAQ rules to maintain a majority of independent directors on our board of directors, nor would we be required to maintain a compensation committee or a nominating committee comprised entirely of independent directors.

Item 14.                 Principal Accounting Fees and Services

The following table presents fees for professional services rendered by KPMG LLP for the audit of the company’s annual financial statements for 2011 and 2010 and fees billed for other services rendered by KPMG LLP.

	2011	2010
Audit fees	$1,070,000	$1,280,000
Audit-related fees	—	82,500
Total Audit and audit-related fees	1,070,000	1,362,500

Tax fees	23,000	47,000
All other fees	—	—
Total fees	$1,093,000	$1,409,500

Audit fees include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in our quarterly reports, and statutory audits. Audit fees also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting. Tax fees included international tax compliance and consultation services.

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any preapproval is detailed as to the particular service or category of services and is subject to a specific budget.

PART IV

Item 15.                 Exhibits and Consolidated Financial Statement Schedules.

(a)(1)       Index to Consolidated Financial Statements and Financial Statement Schedules:

(1)   All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(2)       Index to Exhibits

Exhibit	Description of Exhibit

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

3.4	Amended and Restated Bylaws of Res-Care, Inc., incorporated by reference to Exhibit 4.5 to Res-Care, Inc.’s Registration Statement on Form S-8 filed November 27, 2000 (Reg. No. 333-50726).
3.5	Articles of Incorporation of Accent Health Care, Inc., incorporated by reference to Exhibit 3.5 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.6	Bylaws of Accent Health Care, Inc., incorporated by reference to Exhibit 3.6 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.7	Articles of Incorporation of All Ways Caring Services, Inc., incorporated by reference to Exhibit 3.7 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.8	Bylaws of All Ways Caring Services, Inc., incorporated by reference to Exhibit 3.8 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.9	Articles of Incorporation of Alternative Choices, Inc., incorporated by reference to Exhibit 3.4 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.10	Bylaws of Alternative Choices, Inc., incorporated by reference to Exhibit 3.5 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.11	Certificate of Incorporation of Alternative Youth Services, Inc., incorporated by reference to Exhibit 3.6 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.12	Bylaws of Alternative Youth Services, Inc., incorporated by reference to Exhibit 3.7 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.13	Articles of Organization of Arbor E&T, LLC, incorporated by reference to Exhibit 3.8 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.14	Operating Agreement of Arbor E&T, LLC, incorporated by reference to Exhibit 3.9 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.15	Certificate of Incorporation of Arbor PEO, Inc., incorporated by reference to Exhibit 3.15 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.16	Bylaws of Arbor PEO, Inc., incorporated by reference to Exhibit 3.16 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.17	Articles of Incorporation of B.W.J Opportunity Centers, Inc., incorporated by reference to Exhibit 3.10 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.18	Bylaws of B.W.J Opportunity Centers, Inc., incorporated by reference to Exhibit 3.11 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.19	Articles of Incorporation of Baker Management, Inc., incorporated by reference to Exhibit 3.12 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.20	Bylaws of Baker Management, Inc., incorporated by reference to Exhibit 3.13 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.21	Articles of Incorporation of Bald Eagle Enterprises, Inc., incorporated by reference to Exhibit 3.14 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.22	Bylaws of Bald Eagle Enterprises, Inc., incorporated by reference to Exhibit 3.15 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.23	Articles of Incorporation of Bolivar Developmental Training Center, Inc., incorporated by reference to Exhibit 3.16 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.24	Bylaws of Bolivar Developmental Training Center, Inc., incorporated by reference to Exhibit 3.17 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.25	Articles of Incorporation of Braley & Thompson, Inc., incorporated by reference to Exhibit 3.25 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.26	Bylaws of Braley & Thompson, Inc., incorporated by reference to Exhibit 3.26 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.27	Certificate of Incorporation of Capital TX Investments, Inc., incorporated by reference to Exhibit 3.18 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.28	Bylaws of Capital TX Investments, Inc., incorporated by reference to Exhibit 3.19 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.29	Articles of Incorporation of Careers in Progress, Inc., incorporated by reference to Exhibit 3.20 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.30	Bylaws of Careers in Progress, Inc., incorporated by reference to Exhibit 3.21 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.31	Certificate of Incorporation of CATX Properties, Inc., incorporated by reference to Exhibit 3.22 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.32	Bylaws of CATX Properties, Inc., incorporated by reference to Exhibit 3.23 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.33	Articles of Incorporation of CNC/Access, Inc., incorporated by reference to Exhibit 3.24 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.34	Bylaws of CNC/Access, Inc., incorporated by reference to Exhibit 3.25 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.35	Certificate of Incorporation of Community Advantage, Inc., incorporated by reference to Exhibit 3.26 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.36	Bylaws of Community Advantage, Inc., incorporated by reference to Exhibit 3.27 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.37	Articles of Incorporation of Community Alternatives Home Care, Inc., incorporated by reference to Exhibit 3.37 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.38	Bylaws of Community Alternatives Home Care, Inc., incorporated by reference to Exhibit 3.38 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.39	Certificate of Incorporation of Community Alternatives Illinois, Inc., incorporated by reference to Exhibit 3.28 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.40	Bylaws of Community Alternatives Illinois, Inc., incorporated by reference to Exhibit 3.29 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.41	Certificate of Incorporation of Community Alternatives Indiana, Inc., incorporated by reference to Exhibit 3.30 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.42	Bylaws of Community Alternatives Indiana, Inc., incorporated by reference to Exhibit 3.31 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.43	Certificate of Incorporation of Community Alternatives Kentucky, Inc., incorporated by reference to Exhibit 3.32 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.44	Bylaws of Community Alternatives Kentucky, Inc., incorporated by reference to Exhibit 3.33 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.45	Articles of Incorporation of Community Alternatives Missouri, Inc., incorporated by reference to Exhibit 3.34 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.46	Bylaws of Community Alternatives Missouri, Inc., incorporated by reference to Exhibit 3.35 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.47	Articles of Incorporation of Community Alternatives Mobile Nursing, Inc., incorporated by reference to Exhibit 3.47 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.48	Bylaws of Community Alternatives Mobile Nursing, Inc., incorporated by reference to Exhibit 3.48 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.49	Certificate of Incorporation of Community Alternatives Nebraska, Inc., incorporated by reference to Exhibit 3.36 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.50	Bylaws of Community Alternatives Nebraska, Inc., incorporated by reference to Exhibit 3.37 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.51	Certificate of Incorporation of Community Alternatives New Mexico, Inc., incorporated by reference to Exhibit 3.51 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.52	Bylaws of Community Alternatives New Mexico, Inc., incorporated by reference to Exhibit 3.52 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.53	Certificate of Incorporation of Community Alternatives Pharmacy, Inc., incorporated by reference to Exhibit 3.38 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.54	Bylaws of Community Alternatives Pharmacy, Inc., incorporated by reference to Exhibit 3.39 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.55	Certificate of Incorporation of Community Alternatives Texas Partner, Inc., incorporated by reference to Exhibit 3.40 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.56	Bylaws of Community Alternatives Texas Partner, Inc., incorporated by reference to Exhibit 3.41 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.57	Certificate of Incorporation of Community Alternatives Virginia, Inc., incorporated by reference to Exhibit 3.42 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.58	Bylaws of Community Alternatives Virginia, Inc., incorporated by reference to Exhibit 3.43 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.59	Articles of Incorporation of Community Alternatives of Washington, D.C., Inc., incorporated by reference to Exhibit 3.44 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.60	Bylaws of Community Alternatives of Washington, D.C., Inc., incorporated by reference to Exhibit 3.45 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.61	Articles of Organization of Creative Networks, L.L.C., incorporated by reference to Exhibit 3.46 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.62	Operating Agreement of Creative Networks, L.L.C., incorporated by reference to Exhibit 3.47 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.63	Articles of Incorporation of EduCare Community Living—Normal Life, Inc., incorporated by reference to Exhibit 3.48 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.64	Bylaws of EduCare Community Living—Normal Life, Inc., incorporated by reference to Exhibit 3.49 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.65	Articles of Incorporation of EduCare Community Living-Texas Living Centers, Inc., incorporated by reference to Exhibit 3.50 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.66	Bylaws of EduCare Community Living-Texas Living Centers, Inc., incorporated by reference to Exhibit 3.51 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.67	Certificate of Incorporation of EduCare Community Living Corporation-America, incorporated by reference to Exhibit 3.52 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.68	Bylaws of EduCare Community Living Corporation-America, incorporated by reference to Exhibit 3.53 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.69	Articles of Incorporation of EduCare Community Living Corporation-Gulf Coast, incorporated by reference to Exhibit 3.54 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.70	Bylaws of EduCare Community Living Corporation-Gulf Coast, incorporated by reference to Exhibit 3.55 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.71	Articles of Incorporation of EduCare Community Living Corporation-Missouri, incorporated by reference to Exhibit 3.56 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.72	Bylaws of EduCare Community Living Corporation-Missouri, incorporated by reference to Exhibit 3.57 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.73	Articles of Incorporation of EduCare Community Living Corporation-Nevada, incorporated by reference to Exhibit 3.58 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.74	Bylaws of EduCare Community Living Corporation-Nevada, incorporated by reference to Exhibit 3.59 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.75	Articles of Incorporation of EduCare Community Living Corporation-New Mexico, incorporated by reference to Exhibit 3.60 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.76	Bylaws of EduCare Community Living Corporation-New Mexico, incorporated by reference to Exhibit 3.61 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.77	Articles of Incorporation of EduCare Community Living Corporation-North Carolina, incorporated by reference to Exhibit 3.62 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.78	Bylaws of EduCare Community Living Corporation-North Carolina, incorporated by reference to Exhibit 3.63 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.79	Articles of Incorporation of EduCare Community Living Corporation-Texas, incorporated by reference to Exhibit 3.64 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.80	Bylaws of EduCare Community Living Corporation-Texas, incorporated by reference to Exhibit 3.65 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.81	Partnership Agreement of EduCare Community Living Limited Partnership, incorporated by reference to Exhibit 3.66 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.82	Articles of Incorporation of Employ-Ability Unlimited, Inc., incorporated by reference to Exhibit 3.67 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.83	Regulations of Employ-Ability Unlimited, Inc., incorporated by reference to Exhibit 3.68 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.84	Articles of Incorporation of Franklin Career College Incorporated, incorporated by reference to Exhibit 3.84 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.85	Bylaws of Franklin Career College Incorporated, incorporated by reference to Exhibit 3.85 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.86	Articles of Incorporation of General Health Corporation, incorporated by reference to Exhibit 3.69 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.87	Bylaws of General Health Corporation, incorporated by reference to Exhibit 3.70 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.88	Articles of Incorporation of Habilitation Opportunities of Ohio, Inc., incorporated by reference to Exhibit 3.71 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.89	Regulations of Habilitation Opportunities of Ohio, Inc., incorporated by reference to Exhibit 3.72 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.90	Articles of Incorporation of Health Services Personnel, Inc., incorporated by reference to Exhibit 3.73 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.91	Bylaws of Health Services Personnel, Inc., incorporated by reference to Exhibit 3.74 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.92	Articles of Incorporation of Hydesburg Estates, Inc., incorporated by reference to Exhibit 3.75 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.93	Bylaws of Hydesburg Estates, Inc., incorporated by reference to Exhibit 3.76 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.94	Articles of Incorporation of Individualized Supported Living, Inc., incorporated by reference to Exhibit 3.77 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.95	Bylaws of Individualized Supported Living, Inc., incorporated by reference to Exhibit 3.78 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.96	Articles of Incorporation of J. & J. Care Centers, Inc., incorporated by reference to Exhibit 3.79 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.97	Bylaws of J. & J. Care Centers, Inc., incorporated by reference to Exhibit 3.80 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.98	Articles of Incorporation of Job Ready, Inc., incorporated by reference to Exhibit 3.98 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.99	Bylaws of Job Ready, Inc., incorporated by reference to Exhibit 3.99 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.100	Articles of Incorporation of Normal Life Family Services, Inc., incorporated by reference to Exhibit 3.81 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.101	Bylaws of Normal Life Family Services, Inc., incorporated by reference to Exhibit 3.82 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.102	Articles of Incorporation of Normal Life of California, Inc., incorporated by reference to Exhibit 3.83 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.103	Bylaws of Normal Life of California, Inc., incorporated by reference to Exhibit 3.84 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.104	Articles of Incorporation of Normal Life of Central Indiana, Inc., incorporated by reference to Exhibit 3.85 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.105	Bylaws of Normal Life of Central Indiana, Inc., incorporated by reference to Exhibit 3.86 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.106	Articles of Incorporation of Normal Life of Georgia, Inc., incorporated by reference to Exhibit 3.87 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.107	Bylaws of Normal Life of Georgia, Inc., incorporated by reference to Exhibit 3.88 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.108	Partnership Agreement of Normal Life of Indiana (general partnership), incorporated by reference to Exhibit 3.89 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.109	Articles of Incorporation of Normal Life of Lafayette, Inc., incorporated by reference to Exhibit 3.90 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.110	Bylaws of Normal Life of Lafayette, Inc., incorporated by reference to Exhibit 3.91 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.111	Articles of Incorporation of Normal Life of Lake Charles, Inc., incorporated by reference to Exhibit 3.92 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.112	Bylaws of Normal Life of Lake Charles, Inc., incorporated by reference to Exhibit 3.93 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.113	Articles of Incorporation of Normal Life of Louisiana, Inc., incorporated by reference to Exhibit 3.94 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.114	Bylaws of Normal Life of Louisiana, Inc., incorporated by reference to Exhibit 3.95 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.115	Articles of Incorporation of Normal Life of Southern Indiana, Inc., incorporated by reference to Exhibit 3.96 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.116	Bylaws of Normal Life of Southern Indiana, Inc., incorporated by reference to Exhibit 3.97 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.117	Articles of Incorporation of Normal Life, Inc., incorporated by reference to Exhibit 3.98 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.118	Bylaws of Normal Life, Inc., incorporated by reference to Exhibit 3.99 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.119	Articles of Incorporation of P.S.I. Holdings, Inc., incorporated by reference to Exhibit 3.100 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.120	Regulations of P.S.I. Holdings, Inc., incorporated by reference to Exhibit 3.101 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.121	Certificate of Incorporation of PeopleServe, Inc., incorporated by reference to Exhibit 3.102 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.122	Bylaws of PeopleServe, Inc., incorporated by reference to Exhibit 3.103 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.123	Articles of Organization of Pharmacy Alternatives, LLC, incorporated by reference to Exhibit 3.104 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.124	Operating Agreement of Pharmacy Alternative, LLC, incorporated by reference to Exhibit 3.105 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.125	Certificate of Incorporation of RAISE Geauga, Inc., incorporated by reference to Exhibit 3.106 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.126	Regulations of RAISE Geauga, Inc., incorporated by reference to Exhibit 3.107 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.127	Certificate of Incorporation of Res-Care Alabama, Inc., incorporated by reference to Exhibit 3.108 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.128	Bylaws of Res-Care Alabama, Inc., incorporated by reference to Exhibit 3.109 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.129	Certificate of Incorporation of Res-Care Arkansas, Inc., incorporated by reference to Exhibit 3.129 to the Registrant’s Form S-4 (Reg. No. 333-173527).

Exhibit	Description of Exhibit

3.130	Bylaws of Res-Care Arkansas, Inc., incorporated by reference to Exhibit 3.130 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.131	Certificate of Incorporation of Res-Care California, Inc., incorporated by reference to Exhibit 3.110 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.132	Bylaws of Res-Care California, Inc., incorporated by reference to Exhibit 3.111 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.133	Certificate of Formation of Res-Care DTS International, LLC, incorporated by reference to Exhibit 3.112 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.134	Limited Liability Company Agreement of Res-Care DTS International, LLC, incorporated by reference to Exhibit 3.113 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.135	Certificate of Incorporation of Res-Care Europe, Inc., incorporated by reference to Exhibit 3.135 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.136	Bylaws of Res-Care Europe, Inc., incorporated by reference to Exhibit 3.136 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.137	Certificate of Incorporation of ResCare Finance, Inc., incorporated by reference to Exhibit 3.136 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.138	Bylaws of ResCare Finance, Inc., incorporated by reference to Exhibit 3.137 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.139	Certificate of Incorporation of Res-Care Florida, Inc., incorporated by reference to Exhibit 3.114 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.140	Bylaws of Res-Care Florida, Inc., incorporated by reference to Exhibit 3.115 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.141	Certificate of Incorporation of Res-Care Idaho, Inc., incorporated by reference to Exhibit 3.141 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.142	Bylaws of Res-Care Idaho, Inc., incorporated by reference to Exhibit 3.142 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.143	Certificate of Incorporation of Res-Care Illinois, Inc., incorporated by reference to Exhibit 3.116 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.144	Bylaws of Res-Care Illinois, Inc., incorporated by reference to Exhibit 3.117 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.145	Certificate of Incorporation of Res-Care International, Inc., incorporated by reference to Exhibit 3.118 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.146	Bylaws of Res-Care International, Inc., incorporated by reference to Exhibit 3.119 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.147	Certificate of Incorporation of Res-Care Iowa, Inc., incorporated by reference to Exhibit 3.147 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.148	Bylaws of Res-Care Iowa, Inc., incorporated by reference to Exhibit 3.148 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.149	Certificate of Incorporation of Res-Care Kansas, Inc., incorporated by reference to Exhibit 3.120 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.150	Bylaws of Res-Care Kansas, Inc., incorporated by reference to Exhibit 3.121 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.151	Certificate of Incorporation of Res-Care Michigan, Inc., incorporated by reference to Exhibit 3.151 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.152	Bylaws of Res-Care Michigan, Inc., incorporated by reference to Exhibit 3.152 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.153	Certificate of Incorporation of Res-Care New Jersey, Inc., incorporated by reference to Exhibit 3.122 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.154	Bylaws of Res-Care New Jersey, Inc., incorporated by reference to Exhibit 3.123 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.155	Certificate of Incorporation of Res-Care New Mexico, Inc., incorporated by reference to Exhibit 3.124 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.156	Bylaws of Res-Care New Mexico, Inc., incorporated by reference to Exhibit 3.125 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.157	Certificate of Incorporation of Res-Care Ohio, Inc., incorporated by reference to Exhibit 3.126 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.158	Bylaws of Res-Care Ohio, Inc., incorporated by reference to Exhibit 3.127 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.159	Certificate of Incorporation of Res-Care Oklahoma, Inc., incorporated by reference to Exhibit 3.128 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.160	Bylaws of Res-Care Oklahoma, Inc., incorporated by reference to Exhibit 3.129 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.161	Certificate of Incorporation of ResCare Pennsylvania Health Management Services, Inc., incorporated by reference to Exhibit 3.161 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.162	Bylaws of ResCare Pennsylvania Health Management Services, Inc., incorporated by reference to Exhibit 3.162 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.163	Certificate of Incorporation of ResCare Pennsylvania Home Health Associates, Inc., incorporated by reference to Exhibit 3.163 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.164	Bylaws of ResCare Pennsylvania Home Health Associates, Inc., incorporated by reference to Exhibit 3.164 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.165	Certificate of Incorporation of Res-Care Premier, Inc., incorporated by reference to Exhibit 3.130 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.166	Bylaws of Res-Care Premier, Inc., incorporated by reference to Exhibit 3.131 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.167	Certificate of Incorporation of Res-Care Training Technologies, Inc., incorporated by reference to Exhibit 3.132 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.168	Bylaws of Res—Care Training Technologies, Inc., incorporated by reference to Exhibit 3.133 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.169	Certificate of Incorporation of Res—Care Washington, Inc., incorporated by reference to Exhibit 3.134 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.170	Bylaws of Res—Care Washington, Inc., incorporated by reference to Exhibit 3.135 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.171	Certificate of Incorporation of Res-Care Wisconsin, Inc., incorporated by reference to Exhibit 3.171 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.172	Bylaws of Res-Care Wisconsin, Inc., incorporated by reference to Exhibit 3.172 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.173	Articles of Organization of Rest Assured, LLC, incorporated by reference to Exhibit 3.173 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.174	Operating Agreement of Rest Assured, LLC, incorporated by reference to Exhibit 3.174 to the Registrant’s Form S-4 (Reg. No. 333-173527).
3.175	Articles of Incorporation of Rockcreek, Inc., incorporated by reference to Exhibit 3.138 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.176	Bylaws of Rockcreek, Inc., incorporated by reference to Exhibit 3.139 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.177	Certificate of Incorporation of RSCR California, Inc., incorporated by reference to Exhibit 3.140 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.178	Bylaws of RSCR California, Inc., incorporated by reference to Exhibit 3.141 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.179	Articles of Incorporation of RSCR Inland, Inc., incorporated by reference to Exhibit 3.142 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.180	Bylaws of RSCR Inland, Inc., incorporated by reference to Exhibit 3.143 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.181	Certificate of Incorporation of RSCR West Virginia, Inc., incorporated by reference to Exhibit 3.144 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.182	Bylaws of RSCR West Virginia, Inc., incorporated by reference to Exhibit 3.145 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.183	Articles of Incorporation of Skyview Estates, Inc., incorporated by reference to Exhibit 3.146 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.184	Bylaws of Skyview Estates, Inc., incorporated by reference to Exhibit 3.147 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.185	Articles of Incorporation of Southern Home Care Services, Inc., incorporated by reference to Exhibit 3.148 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.186	Bylaws of Southern Home Care Services, Inc., incorporated by reference to Exhibit 3.149 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.187	Articles of Incorporation of Tangram Rehabilitation Network, Inc., incorporated by reference to Exhibit 3.150 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.188	Bylaws of Tangram Rehabilitation Network, Inc., incorporated by reference to Exhibit 3.151 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.189	Certificate of Incorporation of Texas Home Management, Inc., incorporated by reference to Exhibit 3.152 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.190	Bylaws of Texas Home Management, Inc., incorporated by reference to Exhibit 3.153 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.191	Certificate of Incorporation of The Academy for Individual Excellence, Inc., incorporated by reference to Exhibit 3.154 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.192	Bylaws of The Academy for Individual Excellence, Inc., incorporated by reference to Exhibit 3.155 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.193	Articles of Incorporation of The Citadel Group, Inc., incorporated by reference to Exhibit 3.156 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.194	Bylaws of The Citadel Group, Inc., incorporated by reference to Exhibit 3.157 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.195	Certificate of Incorporation of THM Homes, Inc., incorporated by reference to Exhibit 3.158 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.196	Bylaws of THM Homes, Inc., incorporated by reference to Exhibit 3.159 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.197	Articles of Incorporation of Upward Bound, Inc., incorporated by reference to Exhibit 3.160 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.198	Bylaws of Upward Bound, Inc., incorporated by reference to Exhibit 3.161 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.199	Articles of Incorporation of VOCA Corp., incorporated by reference to Exhibit 3.162 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.200	Regulations of VOCA Corp., incorporated by reference to Exhibit 3.163 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.201	Articles of Incorporation of VOCA Corporation of America, incorporated by reference to Exhibit 3.164 to the Registrant’s Form S-4 (Reg. No. 333-131590).

Exhibit	Description of Exhibit

3.202	Regulations of VOCA Corporation of America, incorporated by reference to Exhibit 3.165 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.203	Articles of Incorporation of VOCA Corporation of Florida, incorporated by reference to Exhibit 3.166 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.204	Bylaws of VOCA Corporation of Florida, incorporated by reference to Exhibit 3.167 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.205	Articles of Incorporation of VOCA Corporation of Indiana, incorporated by reference to Exhibit 3.168 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.206	Bylaws of VOCA Corporation of Indiana, incorporated by reference to Exhibit 3.169 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.207	Articles of Incorporation of VOCA Corporation of Maryland, incorporated by reference to Exhibit 3.170 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.208	Bylaws of VOCA Corporation of Maryland, incorporated by reference to Exhibit 3.171 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.209	Certificate of Incorporation of VOCA Corporation of New Jersey, incorporated by reference to Exhibit 3.172 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.210	Bylaws of VOCA Corporation of New Jersey, incorporated by reference to Exhibit 3.173 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.211	Articles of Incorporation of VOCA Corporation of North Carolina, incorporated by reference to Exhibit 3.174 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.212	Bylaws of VOCA Corporation of North Carolina, incorporated by reference to Exhibit 3.175 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.213	Articles of Incorporation of VOCA Corporation of Ohio, incorporated by reference to Exhibit 3.176 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.214	Regulations of VOCA Corporation of Ohio, incorporated by reference to Exhibit 3.177 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.215	Articles of Incorporation of VOCA Corporation of West Virginia, Inc., incorporated by reference to Exhibit 3.178 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.216	Bylaws of VOCA Corporation of West Virginia, Inc., incorporated by reference to Exhibit 3.179 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.217	Articles of Organization of VOCA of Indiana, LLC, incorporated by reference to Exhibit 3.180 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.218	Operating Agreement of VOCA of Indiana, LLC, incorporated by reference to Exhibit 3.181 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.219	Articles of Incorporation of VOCA Residential Services, Inc., incorporated by reference to Exhibit 3.182 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.220	Regulations of VOCA Residential Services, Inc., incorporated by reference to Exhibit 3.183 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.221	Certificate of Incorporation of Youthtrack, Inc., incorporated by reference to Exhibit 3.184 to the Registrant’s Form S-4 (Reg. No. 333-131590).
3.222	Bylaws of Youthtrack, Inc., incorporated by reference to Exhibit 3.185 to the Registrant’s Form S-4 (Reg. No. 333-131590).
4.1

Indenture by and among Res-Care, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee dated as of December 22, 2010., incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 (Reg. No. 333-173527).

4.2	Form of 10.75% Senior Note Due 2019 (included as an exhibit to Exhibit 4.1)., incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-4 (Reg. No. 333-173527).

Exhibit	Description of Exhibit

10.1

Amended and Restated Credit Agreement among Onex Rescare Acquisition, LLC, Res-Care, Inc., Onex Rescare Holdings Corp., the Guarantors named therein, Bank of America, N.A., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, General Electric Capital Corporation and U.S. Bank National Association, dated as of December 22, 2010., incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-4 (Reg. No. 333-173527).

10.2	Onex ResCare Holdings Corp. Stock Option Plan, including forms of Option Agreements., incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Reg. No. 333-173527).
10.3

Employment Agreement between Res-Care, Inc. and Ralph G. Gronefeld, Jr., incorporated by reference to Exhibit 99.1 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.4	Employment Agreement between Res-Care, Inc. and David W. Miles, incorporated by reference to Exhibit 10.3 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.5	Employment Agreement between Res-Care, Inc. and Patrick G. Kelley, incorporated by reference to Exhibit 10.5 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.6	Employment Agreement between Res-Care, Inc. and Richard L. Tinsley, incorporated by reference to Exhibit 10.6 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.7	Employment Agreement between Res-Care, Inc. and David S. Waskey, incorporated by reference to Exhibit 10.7 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date:	February 16, 2012	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	February 16, 2012
Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ David W. Miles	Chief Financial Officer	February 16, 2012
David W. Miles	(Principal Accounting Officer)

/s/ James H. Bloem	Chairman of the Board	February 16, 2012
James H. Bloem

/s/ David Braddock	Director	February 16, 2012
David Braddock

/s/ Robert E. Hallagan	Director	February 16, 2012
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	February 16, 2012
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	February 16, 2012
Robert M. Le Blanc

/s/ Steven S. Reed	Director	February 16, 2012
Steven S. Reed

/s/ William E. Brock	Director	February 16, 2012
William E. Brock

/s/ Steven B. Epstein	Director	February 16, 2012
Steven B. Epstein

Item 8.                    Financial Statements and Supplementary Data

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Res-Care, Inc.:

We have audited the accompanying consolidated balance sheets of Res-Care, Inc. and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2011 (Successor), the period from November 16, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 through November 15, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor), the period from November 16, 2010 to December 31, 2010 (Successor), the period from January 1, 2010 through November 15, 2010 (Predecessor) and the year ended December 31, 2009 (Predecessor) in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective November 16, 2010, an affiliate of Onex Partners III LP acquired the majority of the outstanding common stock of Res-Care, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.

/s/ KPMG LLP

Louisville, Kentucky

February 16, 2012

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

		As
		Adjusted
		Note 2
	Dec-31,	Dec-31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,651	$27,552
Accounts receivable, net of allowance for doubtful accounts of $6,413 in 2011 and $844 in 2010	221,089	215,941
Refundable income taxes	11,432	1,199
Deferred income taxes	13,668	14,636
Non-trade receivables	6,684	7,347
Prepaid expenses and other current assets	18,532	18,605
Total current assets	297,056	285,280
Property and equipment, net	84,893	86,883
Goodwill	267,697	247,305
Other intangible assets, net	314,954	315,376
Other assets	27,658	30,108
Total assets	$992,258	$964,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$46,107	$56,252
Accrued expenses	122,632	127,049
Current portion of long-term debt	4,540	39,195
Current portion of obligations under capital leases	89	92
Accrued income taxes	969	1,404
Total current liabilities	174,337	223,992
Long-term liabilities	55,200	37,626
Long-term debt	364,854	366,884
Obligations under capital leases	342	431
Deferred gains	300	—
Deferred income taxes	98,270	93,406
Total liabilities	693,303	722,339
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2011 and 2010	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2011 and 2010	—	—
Additional paid-in capital	240,509	236,726
Retained earnings	58,611	5,448
Accumulated other comprehensive income (loss)	(176)	257
Total shareholders’ equity-Res-Care, Inc.	298,944	242,431
Noncontrolling interest	11	182
Total shareholders’ equity	298,955	242,613
Total liabilities and shareholders’ equity	$992,258	$964,952

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	SUCCESSOR		PREDECESSOR
	Year ended			Year Ended
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-	Dec-31,
	2011	Dec-31, 2010	Nov-15, 2010	2009

Revenues	$1,579,335	$195,076	$1,367,601	$1,558,559
Cost of services	1,190,410	149,608	1,038,815	1,176,748
Gross profit	388,925	45,468	328,786	381,811

Operating expenses:
Operational general and administrative	229,254	22,815	208,172	242,720
Corporate general and administrative	55,771	6,599	64,992	57,683
Asset impairment charges	—	—	250,181	63,082
Total operating expenses	285,025	29,414	523,345	363,485

Operating income (loss)	103,900	16,054	(194,559)	18,326

Other expenses:
Interest expense	42,178	2,827	16,686	16,423
Interest income	(119)	(17)	(225)	(108)
Total other expenses, net	42,059	2,810	16,461	16,315
Income (loss) from continuing operations before income taxes	61,841	13,244	(211,020)	2,011
Income tax expense (benefit)	20,005	4,807	(50,520)	(1,663)
Income (loss) from continuing operations	41,836	8,437	(160,500)	3,674
Income (loss) from discontinued operations, net of tax	11,156	(2,254)	(15,849)	(13,966)
Net income (loss)-including noncontrolling interest	52,992	6,183	(176,349)	(10,292)
Net loss-noncontrolling interest	(171)	(18)	(172)	(855)
Net income (loss)-Res-Care, Inc.	$53,163	$6,201	$(176,177)	$(9,437)

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Total
PREDECESSOR

Balance at January 1, 2009-Predecessor	48	$46,609	29,471	$50,550	$91,786	$258,134	$(10,202)	$—	$436,877
Net loss	—	—	—	—	—	(9,437)	—	(855)	(10,292)
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	3,007	—	3,007
Comprehensive loss									(7,285)
Share-based compensation	—	—	—	—	4,259	—	—	—	4,259
Shares issued under stock option plans, including related tax benefit	—	—	(18)	27	(1,153)	—	—	—	(1,126)
Balance at December 31, 2009-Predecessor	48	$46,609	29,453	$50,577	$94,892	$248,697	$(7,195)	$(855)	$432,725

Net loss	—	—	—	—	—	(176,177)	—	(172)	(176,349)
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(627)	—	(627)
Comprehensive loss									(176,976)
Share-based compensation	—	—	—	—	6,201	—	—	—	6,201
Purchase minority interest	—	—	—	—	(745)	—	—	745	—
Reclass deferred director’s fees to accrued expenses	—	—	—	—	(724)	—	—	—	(724)
Shares issued under stock option plans, including related tax benefit	—	—	(116)	—	(3,605)	—	—	—	(3,605)
Balance at November 15, 2010-Predecessor	48	$46,609	29,337	$50,577	$96,019	$72,520	$(7,822)	$(282)	$257,621

SUCCESSOR

Balance at November 16, 2010-Successor	—	$—	21,345	$—	$452,444	$—	$—	$200	$452,644

Net income (loss)	—	—	—	—	—	6,201	—	(18)	6,183
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	257	—	257
Comprehensive income									6,440
Return on preferred shares	—	—	—	—	—	(753)	—	—	(753)
Payments for common share exchange	—	—	—	—	(56,875)	—	—	—	(56,875)
Redemption of preferred shares	—	—	—	—	(158,843)	—	—	—	(158,843)
Balance at December 31, 2010-Successor	—	$—	21,345	—	$236,726	$5,448	$257	$182	$242,613

Net income (loss)	—	—	—	—	—	53,163	—	(171)	52,992
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(433)	—	(433)
Comprehensive income									52,559
Share-based compensation	—	—	—	—	2,383	—	—	—	2,383
Funds contributed by co-investors	—	—	—	—	1,400	—	—	—	1,400

Balance at December 31, 2011-Successor	—	$—	21,345	—	$240,509	$58,611	$(176)	$11	$298,955

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SUCCESSOR		PREDECESSOR
	Year ended			Year Ended
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-	Dec-31,
	2011	Dec-31, 2010	Nov-15, 2010	2009

Operating activities:
Net income (loss)-including noncontrolling interest	$52,992	$6,183	$(176,349)	$(10,292)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,992	2,315	22,448	26,161
Impairment charges	—	—	263,155	71,991
Amortization of discount and deferred debt issuance costs	2,943	70	1,577	1,221
Share-based compensation	2,383	—	6,201	4,259
Deferred income taxes, net	4,450	(6,557)	(55,598)	(9,762)
Provision for losses on accounts receivable	5,851	844	9,573	9,009
Excess tax expense (benefit) from share-based compensation	—	—	1,176	369
Gain on purchase of businesses	—	—	—	(1,474)
Write down of assets held for sale	1,642	—	—	—
Loss (gain) on sale of assets	481	(27)	198	269
Changes in operating assets and liabilities:
Accounts receivable	(10,125)	49,723	(64,732)	11,176
Prepaid expenses and other current assets	342	(2,246)	(1,692)	792
Other assets	(3,657)	2,723	1,439	(1,627)
Accounts payable	(9,711)	9,282	3,150	(4,893)
Accrued expenses	(3,846)	(9,082)	4,469	3,840
Deferred gains	300	—	(3,172)	(794)
Accrued income taxes	(10,668)	1,559	5,873	(1,838)
Long-term liabilities and other	18,243	4,687	8,110	6,230
Cash provided by operating activities	72,612	59,474	25,826	104,637
Investing activities:
Purchases of property and equipment	(13,507)	(2,127)	(8,593)	(15,928)
Acquisitions of businesses, net of cash acquired	(23,106)	(7,192)	(21,234)	(20,397)
Proceeds from sale of assets	221	59	120	188
Cash used in investing activities	(36,392)	(9,260)	(29,707)	(36,137)
Financing activities:
Long-term debt repayments	(38,824)	(122,388)	(1,395)	(811)
Long-term debt borrowings	—	366,600	2,594	—
Short-term (repayments) borrowings-three months or less, net	—	(50,000)	6,000	(59,800)
Payments on obligations under capital leases	(92)	(11)	(85)	(121)
Debt issuance costs	(561)	(15,863)	(4,543)	(72)
Payments on common share exchange	—	(56,875)	—	—
Redemption of preferred shares	—	(158,843)	—	—
Return on preferred shares	—	(753)	—	—
Funds contributed by co-investors	1,400	—	—	—
Proceeds received from exercise of stock options	—	—	—	415
Excess tax expense from share-based compensation	—	—	(1,176)	(369)
Employee withholding payments on share-based compensation	—	—	(2,683)	(1,379)
Cash used in financing activities	(38,077)	(38,133)	(1,288)	(62,137)
Effect of exchange rate changes on cash and cash equivalents	(44)	12	(44)	715
Increase (decrease) in cash and cash equivalents	(1,901)	12,093	(5,213)	7,078
Cash and cash equivalents at beginning of period	27,552	15,459	20,672	13,594
Cash and cash equivalents at end of period	$25,651	$27,552	$15,459	$20,672
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$30,737	$2,743	$16,001	$15,093
Income taxes (net of refunds of $0.3 million, $0.1 million, $1.2 million and $0.3 million, respectively)	5,864	1,210	1,160	9,889
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	2,138	—	4,137	1,764
New capital lease obligations	—	—	(725)	733
Forgiveness of management fees and promissory notes in connection with acquisitions	2,706	—	—	—

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation and Description of Business

The consolidated financial statements include the accounts of Res-Care, Inc. and its subsidiaries. All references in these financial statements to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

On November 16, 2010, an affiliate of Onex Partners III LP (Purchaser) completed a tender offer to acquire all outstanding shares of ResCare common stock, as further described in Note 2. The acquisition resulted in a new basis of accounting under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying consolidated financial statements and the notes to consolidated financial statements reflect separate reporting periods. The separate reporting periods are for successor and predecessor where applicable. Periods prior to November 16, 2010 are related to the predecessor.

We receive revenues primarily from the delivery of residential, therapeutic, job training and educational support services to various populations with special needs.

Fiscal Year

Operating results of acquired businesses are included in the Consolidated Statements of Income from the date of acquisition. During 2009, we eliminated the one-month lag between the reporting periods of our international operations and the rest of the company. Therefore, our international results include one additional month for the year ended December 31, 2009. This adjustment, a $0.5 million loss, did not have a material effect on our 2009 results of operations.

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

During 2011, we ceased providing international services within the Workforce Services operating segment. In accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations, the closure and sale of the international operations have been accounted for as discontinued operations. Accordingly, the results of our international Workforce Services operations, loss on sale of the business and all exit costs have been classified as discontinued operations, net of taxes, for all periods presented, in the accompanying consolidated statements of income. Additional information regarding discontinued operations can be found in Note 3.

Certain prior year amounts have been reclassified to conform to the current year presentation due to the change in reporting segments discussed in Note 10 and for the presentation of gross profit. We have changed the presentation in our consolidated statements of income by reclassifying operational general and administrative expenses, previously classified as facility and program expenses, to Operating expenses. Costs related to the provision of services are now deducted from revenues to arrive at gross profit. This reclassification had no impact to the Operating income line item. All prior period amounts were reclassified to conform to this new presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

Overview: We recognize revenues as they are realizable and earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104). SAB 104 requires that revenue can only be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Residential Services: Revenues are derived primarily from 35 different state Medicaid programs and from management contracts with private operators, generally not-for-profit providers, who contract with state government agencies and are also reimbursed under the Medicaid programs. Revenues from the state Medicaid programs are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

ResCare HomeCare: Revenues are derived from State Medicaid programs, other government agencies, commercial insurance companies, long-term care insurance policies, as well as private pay customers. Revenues are recorded at rates established at or before the time services are rendered. Revenue is recognized in the period services are rendered.

Youth Services: Revenues include amounts reimbursable under cost reimbursement contracts with the Department of Labor (DOL) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Additional revenues are reimbursed from various state government agencies including Medicaid programs as we operate our foster care programs, residential youth programs and school programs in multiple states. Revenue is recognized in the period associated costs are incurred and services are rendered.

Workforce Services: Revenues are derived primarily through contracts with local and state governments funded by federal agencies. Revenue is generated from contracts which contain various pricing arrangements, including: (1) cost reimbursable, (2) performance-based, (3) hybrid, and (4) fixed price.

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

Revenues for fixed price contracts are generally recognized in the period services are rendered. Some fixed priced contracts may contain performance-based measures that may increase or decrease our revenue. Those adjustments are made to revenue when the performance indicators have been achieved or an estimate can be made as long as reliable measurements of progress to date activity can be obtained, indicating that it is probable that the benchmarks will be achieved. This requires judgment in determining what is considered to be a reliable measurement.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2011 and 2010 in both the successor and predecessor were approximately 65% through Medicaid reimbursement, 8% from the DOL and 27% from other payors. There was no single customer whose revenue was 10% or more of our consolidated revenue for any reporting period presented. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

Cost of Services

We classify expenses directly related to providing services, along with depreciation and amortization attributable to our operating segments, as cost of services. Direct costs and expenses principally include salaries and benefits for direct care professionals, contracted labor costs, insurance costs, transportation costs for clients requiring services, certain client expenses such as food, supplies and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct service-related expenses.

Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents and are treated as such for reporting cash flows. Cash equivalents are stated at cost, which approximates market value.

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

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, profitability and projections that incorporate current or projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value based upon various techniques to estimate fair value.

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill was recorded for the Onex transaction (see Note 2) to reflect the amount of purchase price in excess of the fair value of the Company’s net assets. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized. We test goodwill and other indefinite-lived intangible assets for impairment annually, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of reporting unit goodwill exceeds its implied fair value. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of all or a combination of these methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we utilized the discounted cash flow analysis to establish fair values in our 2011 annual impairment test. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Fair values for indefinite-lived intangible assets are measured using the cost approach.

For our October 1, 2011 annual impairment test, all reporting units passed Step One. The Youth Services-Residential Youth and Workforce Services reporting units only passed Step One with a fair value that exceeded its carrying value by a 13 and 12 percent margin, respectively. The Youth Services-Residential Youth and Workforce Services reporting units had allocated goodwill balances of $9.6 million and $32.7 million, respectively, as of October 1, 2011. A 100 basis point increase in the discount rate for these two reporting units would decrease the fair value in excess of carrying value to a 5 percent margin for each reporting unit. A 100 basis point decrease in the long-term growth rate for these two reporting units would decrease the fair value in excess of carrying value to a 9 percent margin for each reporting unit.

In February 2012, we were informed by the New York City Human Resources Administration that the Wellness, Comprehensive Assessment, Rehabilitation and Employment (WeCARE) contract had been awarded to another operator through the competitive bid process. We anticipate that our performance will continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. We have filed a formal protest and are exploring all available options to challenge the contract award and the bid process. We believe it is at least reasonably possible that we will be unsuccessful in our efforts to retain this contract, which would indicate the potential for an impairment of the Workforce Services goodwill exists and require us to perform an impairment assessment in the near term. We estimate that this could result in an impairment charge up to $5 million for the Workforce Services reporting unit in 2012.

During the predecessor period ended November 15, 2010, we recorded a goodwill impairment charge of $263.2 million, of which $13.0 million is included in our loss from discontinued operations. In 2009, we recorded a goodwill impairment charge of $70.1 million, of which $8.9 million is included in our loss from discontinued operations. See Note 5 for the details of the impairment charges.

Intangible Assets – Defined Lives

Our intangible assets consist primarily of trade names, customer contracts and relationships and non-competition agreements, which are amortized over two to twenty years, based on their estimated useful lives.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized as interest expense over the terms of the related debt using an effective interest method.

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

The Company recognizes tax benefits that are considered more-likely-than-not. Recognized income tax positions are measured at the largest amount that is more likely than not of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2011 and 2010. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known. We have excess general and professional liability insurance coverages.

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

Property and Equipment

At November 16, 2010, all property and equipment was stated at fair value as discussed in Note 2. All additions of property and equipment since November 16, 2010 are stated at cost. At December 31, 2011 all property and equipment was stated at fair value or cost, less accumulated depreciation and amortization. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20 years. Assets under capital lease and leasehold improvements are amortized over the term of the respective lease or the useful life of the asset, if shorter, which varies from one to fifteen years. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.

We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the DOL, various states and private providers.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the provisions of ASC 718, Stock Compensation, (ASC 718) using the modified prospective transition method. Under this transition method, compensation expense recognized during the period ended November 15, 2010 and years ended December 31, 2011 and 2009 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC 718, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of ASC 718. No share-based compensation expense was recorded in the period November 16, 2010 to December 31, 2010. Pursuant to ASC 718, the income tax benefits exceeding the recorded deferred income tax benefit from share-based compensation awards (the excess tax benefits) are required to be reported in cash provided by financing activities. Our share-based compensation plans and share-based payments are described more fully in Note 12, Share-based Compensation.

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

In June 2011, the FASB issued Accounting Standard Update (ASU) 2011-05, Comprehensive Income (Topic 220), which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of this ASU will have a material impact on our financial position, results of operations or cash flows, as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued authoritative guidance in ASC 350, Intangibles - Goodwill and Other, intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. We do not expect this new guidance will have a material impact on our financial position, results of operations or cash flows.

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

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share.

The purchase price allocation is as follows:

	Nov-16,		Adjusted
	2010	Final	Fair Value
	Preliminary	Allocation	at Nov-16,
	Allocation	Adjustments	2010
Cash and cash equivalents	$15,459	$—	$15,459
Accounts and notes receivable	266,508	—	266,508
Deferred income taxes	14,896	330	15,226
Prepaid expenses and other current assets	25,985	—	25,985
Property, plant and equipment	96,388	(10,114)	86,274
Goodwill	229,931	12,438	242,369
Other intangible assets	321,249	(7,210)	314,039
Other assets	12,079	—	12,079
Total assets acquired	982,495	(4,556)	977,939
Current liabilities	191,007	—	191,007
Long-term debt	205,437	—	205,437
Deferred income taxes	100,223	(8,670)	91,553
Other long-term liabilities	33,384	3,914	37,298
Noncontrolling interest	—	200	200
Total liabilities assumed	530,051	(4,556)	525,495
Net assets acquired	$452,444	$—	$452,444

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

In accordance with ASC 205-20, the closure and sale of these international operations have been accounted for as discontinued operations. Accordingly, the results of the international operations of our Workforce Services reportable segment for all periods reported, loss on sale and exit costs have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of operations.

In connection with the closures of the Netherlands and Germany operations, we recorded charges of $1.5 million in the fourth quarter of 2010 and $1.4 million in the first quarter of 2011. These charges included exit costs for severance and lease obligations, as well as charges for vendor and customer claims. The following table describes the 2011 activity for only the exit cost liability, comprised of severance and lease obligations, as of December 31, 2011:

	Beginning			Ending
	Balance at	Accruals /	Payments /	Balance at
	Jan-1, 2011	(Reversals)	Other	Dec-31, 2011

Severance obligations	$481	$—	$(481)	$—
Lease terminations	—	831	(831)	—
Total exit cost liability	$481	$831	$(1,312)	$—

We expect no additional charges related to the closure and sale activities noted above. As of December 31, 2011, a liability of $0.6 million remains for the vendor and customer claims associated with the Netherlands and Germany closures.

Summarized financial information for the discontinued operations is set forth below:

	SUCCESSOR		PREDECESSOR
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-	Dec-31,
	2011	Dec-31, 2010	Nov-15, 2010	2009

Revenues	$4,465	$1,810	$17,974	$20,596
Cost of services	5,688	3,473	14,797	19,086

Gross (loss) profit	(1,223)	(1,663)	3,177	1,510

Operational general and administrative expense	5,010	934	6,177	7,346
Goodwill impairment charge	—	—	12,974	8,909
Other (expense) income (1)	(2,198)	34	(40)	(439)
Interest expense, net	173	55	222	140
Loss from discontinued operations, before income taxes	(8,604)	(2,618)	(16,236)	(15,324)
Income tax benefit (expense) (2)	19,760	364	387	1,358
Income (loss) from discontinued operations, net of tax	$11,156	$(2,254)	$(15,849)	$(13,966)

(1)

The twelve months ended December 31, 2011 includes a $2.2 million charge for adjusting assets and liabilities to their net realizable value due to the sale of the operations in the United Kingdom on July 1, 2011, which was recorded in the three months ended June 30, 2011. The balance remaining for 2011, as well as all the other periods presented, represents other miscellaneous income (expense).

(2)

The twelve months ended December 31, 2011 include U.S. tax benefits of $19.8 million attributed to the discontinued international operations. During the third quarter, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations. The 2011 tax benefit related to this election is $18.3 million.

4.                                      Acquisitions

2011 – Successor

We completed 11 acquisitions within our Residential Services, ResCare HomeCare and Youth Services segments during 2011. Aggregate consideration for these acquisitions was approximately $28.3 million, including $2.1 million of notes issued, cash received of $0.3 million and net forgiveness of management fees and promissory note of $2.7 million. These acquisitions are expected to generate annual revenues of approximately $48 million. The operating results of the acquisitions are included in the consolidated financial statements from the date of acquisition.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Cash	$307
Accounts receivable	1,730
Property and equipment	363
Other intangible assets	5,688
Goodwill	20,458
Prepaid expenses and other current assets	88
Liabilities	(376)
Aggregate purchase price	$28,258

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete, which will all be amortized over five to twenty years. We expect all of the $20.5 million of goodwill will be deductible for tax purposes.

2010 – Successor

During the successor period, we completed an acquisition on December 1, 2010 within our ResCare HomeCare segment. Total consideration for this acquisition was approximately $7.2 million. This acquisition is expected to generate annual revenues of approximately $12.2 million. The operating results of this acquisition are included in the consolidated statement of operations from the date of acquisition.

The purchase price allocation for this acquisition was as follows:

Property and equipment	$8
Other intangible assets	2,270
Goodwill	4,892
Prepaid expenses and other current assets	22
Aggregate purchase price	$7,192

Approximately $2.3 million of other intangible assets will be amortized over five to twenty years and consist of $0.1 million of company trade name, $0.1 million of covenants not-to-compete and $2.1 million of customer relationships. The entire balance of goodwill was allocated to the ResCare HomeCare segment. We expect all of the $4.9 million of goodwill will be deductible for tax purposes.

2010 – Predecessor

During the predecessor period, we completed eleven acquisitions within our Residential Services and ResCare HomeCare segments. Total consideration for these acquisitions was approximately $25.4 million, including $4.1 million of notes issued. These acquisitions are expected to generate annual revenues of approximately $55.3 million. The operating results of these acquisitions are included in the consolidated statement of operations from the date of acquisition.

The purchase price allocation for these acquisitions was as follows:

Property and equipment	$244
Other intangible assets	10,523
Goodwill	14,738
Prepaid expenses and other current assets	111
Liabilities assumed	(245)
Aggregate purchase price	$25,371

Approximately $8.6 million of other intangible assets are amortized over five to twenty years and consist of $1.0 million of company trade name, $2.0 million of covenants not-to-compete and $5.6 million of customer relationships, with $1.9 million of other intangibles not subject to amortization. Amortization expense for the above intangible assets totaled $5.8 million for the period ended November 15, 2010. The entire balance of goodwill was allocated to the Residential Services and ResCare HomeCare segments.

5.                                      Goodwill and Intangible Assets

A summary of changes to successor goodwill is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total
Balance at November 16, 2010
Goodwill (1)	$138,136	$47,411	$24,102	$32,720	$242,369
Goodwill added through acquisition	—	4,892	—	—	4,892
Other	44	—	—	—	44
Balance at December 31, 2010	138,180	52,303	24,102	32,720	247,305
Goodwill added through acquisition	9,518	10,213	727	—	20,458
Other	(50)	(16)	—	—	(66)
Balance at December 31, 2011	$147,648	$62,500	$24,829	$32,720	$267,697

(1)          In the fourth quarter of 2011, we corrected an error that we discovered subsequent to finalizing our purchase price allocation at September 30, 2011 for the Onex transaction. The impact of correcting this allocation error was a reduction of $4.9 million to Residential Services, an increase of $8.6 million to ResCare HomeCare and a reduction of $3.7 million to Youth Services.

Intangible assets are as follows:

	December 31, 2011		December 31, 2010
		Accumulated		Accumulated	Life
	Gross	Amortization	Gross	Amortization	(Years)
Licenses	$226,370	$—	$226,370	$—	Indefinite
Licenses	169	4	—	—	20
Trade names	62,283	3,545	61,550	397	5-20
Customer relationships	30,230	2,470	26,230	337	20
Covenants not to compete	2,365	893	1,580	92	2-5
Other intangible assets	579	130	579	15	5
	$321,996	$7,042	$316,309	$841

Amortization expense for the period November 16, 2010 to December 31, 2010, and for the year ended December 31, 2011 was approximately $0.8 million and $6.2 million, respectively.

Estimated amortization expense for the next five years is as follows:

Year Ending December 31:
2012	$6,396
2013	5,690
2014	5,569
2015	5,430
2016	5,066

A summary of changes to predecessor goodwill is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total
Balance at January 1, 2010
Goodwill, gross	$291,025	$66,720	$48,175	$87,108	$493,028
Accumulated impairment losses	—	—	(9,121)	(61,281)	(70,402)
Goodwill, net	291,025	66,720	39,054	25,827	422,626
Goodwill added through acquisition	1,861	12,877	—	—	14,738
Impairment charge	(174,108)	(59,757)	(16,316)	(12,974)	(263,155)
Other	302	—	—	(992)	(690)

Balance at November 15, 2010
Goodwill, gross	293,188	79,597	48,175	86,116	507,076
Accumulated impairment loss	(174,108)	(59,757)	(25,437)	(74,255)	(333,557)
Goodwill, net	$119,080	$19,840	$22,738	$11,861	$173,519

During the third quarter of 2010 (predecessor period), we updated our current and future year forecasts. The updated revenues and profits in the forecasts were negatively impacted by various contract losses, rate and service cuts by numerous states and other factors attributed to the general economic environment. We concluded that these factors were indicators of possible impairment of goodwill, requiring an interim impairment test during the quarter. We performed the interim test on all five reporting units. As such, the Company recorded an estimated impairment charge during the third quarter of 2010 of $65.6 million. Accordingly, the net carrying values of goodwill in the Residential Services, ResCare HomeCare, Youth Services-Residential Youth, Youth Services-Education and Workforce Services-International reporting units were reduced $33.2 million, $11.4 million, $2.3 million, $4.9 million and $13.8 million, respectively. Step Two of the goodwill impairment test was completed for these three reporting units in the fourth quarter of 2010. Step Two required that we determine the implied fair value of the reporting units’ goodwill by allocating the reporting units’ fair value determined in Step One to the fair value of the reporting units’ net assets, including unrecognized intangible assets. The goodwill calculated in Step Two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the implied fair value of goodwill calculated in this step. As such, we recorded an additional impairment charge of $197.6 million related to goodwill in the period October 1, 2010 to November 15, 2010, including $140.9 million in the Residential Services, $48.4 million in the ResCare HomeCare and $9.7 million in the Youth Services-Residential Youth reporting units, $0.6 million reduction to the third quarter charge recorded in the Youth Services-Education reporting unit and $0.8 million reduction to the third quarter charge recorded in the Workforce Services-International reporting unit.

We utilized information obtained from our preliminary purchase price allocation for the Onex transaction in completing our Step Two analysis. This resulted in a significantly higher final impairment charge than initially estimated in our third quarter results, primarily due to some significant other intangibles that were identified for the purchase price allocation which had not been previously identified or recorded in the financial statements.

Amortization expense on predecessor intangible assets for the period January 1, 2010 to November 15, 2010 and for the year ended 2009 was approximately $5.8 million and $7.1 million, respectively.

6.                                      Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31,
	2011	2010
10.75% senior notes due 2019	$200,000	$200,000
Senior secured term loan due 2016, net of discount of $2.8 million at 2011 and $3.4 million at 2010	165,487	166,615
7.75% senior notes	—	30,535
Senior secured credit facility	—	—
Obligations under capital leases	431	523
Notes payable and other	3,907	8,929
	369,825	406,602
Less current portion	4,629	39,287
	$365,196	$367,315

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

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under the revolving credit facility is $275 million until July 28, 2013, after which the revolving credit facility will be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility will be $240 million. In addition, $175 million of additional borrowing capacity will be available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility will be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment continues to provide for the exclusion of charges incurred in connection with the resolution of the matter described in Note 16 of the Notes to Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility is secured by a lien on all of our assets and, through secured guarantees, on all of our domestic subsidiaries’ assets.

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

As of December 31, 2011, we had irrevocable standby letters of credit in the principal amount of $59.6 million issued primarily in connection with our insurance programs. As of December 31, 2011, we had $215.4 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 4.00% over the LIBOR or other bank developed rates at our option. As of December 31, 2011, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 4.125% as of December 31, 2011. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility. We are in compliance with our debt covenants at December 31, 2011.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2012	$4,629
2013	2,526
2014	1,859
2015	1,870
2016	161,656
Thereafter	200,098
$372,638

7.                                      Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations is summarized as follows:

	SUCCESSOR		PREDECESSOR
		Nov-16, 2010-	Jan-1, 2010-
	2011	Dec-31, 2010	Nov-15, 2010	2009
Current:
Federal	$9,868	$1,602	$3,650	$5,498
State	2,370	366	1,185	1,412
Foreign	393	182	95	231
Total current	12,631	2,150	4,930	7,141
Deferred:
Federal	6,250	2,372	(47,022)	(7,578)
State	1,160	433	(8,576)	(1,226)
Foreign	(36)	(148)	148	—
Total deferred	7,374	2,657	(55,450)	(8,804)

Total income tax expense (benefit)	$20,005	$4,807	$(50,520)	$(1,663)

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense (benefit) expressed as a percent of pretax income (loss) from continuing operations follows:

	SUCCESSOR		PREDECESSOR
		Nov-16, 2010-	Jan-1, 2010-
	2011	Dec-31, 2010	Nov-15, 2010	2009
Current:
Federal income tax at the statutory rate	35.0%	35.0%	35.0%	35.0%
Increase in income tax expense (benefit):
State and foreign income taxes, net of federal benefits	4.4	4.1	3.6	20.4
Jobs tax credits, net	(5.9)	(3.1)	1.4	(183.4)
Nondeductible expenses and other	(1.1)	0.3	(1.5)	36.0
Nondeductible impairments	—	—	(14.6)	9.3
	32.4%	36.3%	23.9%	(82.7)%

As of December 31, 2011, we have state net operating loss carryforwards of approximately $59 million which are available to offset future taxable income, if any, of certain entities in certain states. These carryforwards will expire between 2012 and 2030. Application of some of these carryforwards is limited under the change of ownership provisions. These carryforwards have been partially or fully offset by valuation allowances, as our ability to apply these carryforwards may be limited.

As of December 31, 2011, we have federal foreign tax credit carryforwards of approximately $1.4 million. If not used, these carryforwards will expire between 2012 and 2020. These credit carryforwards have been fully offset by a valuation allowance as our ability to apply these carryforwards is subject to limitation.

During the periods ended November 15, 2010 and December 31, 2009, $0.4 million was debited to additional paid-in capital for tax shortfalls associated with share-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	SUCCESSOR
	2011	2010
Deferred tax assets:
Accounts receivable	$9,611	$10,707
Property and equipment	613	613
Workers’ compensation costs	12,663	12,640
Compensated absences	4,219	4,315
Other insurance reserves	12,172	10,769
Unfavorable lease adjustments	1,201	1,526
Other liabilities and reserves	2,679	2,374
Deferred gains and revenues	119	357
Deferred state income tax net operating loss carryforwards	5,117	7,924
Deferred tax credits, foreign tax credit carryforwards and other	1,420	2,247
Total gross deferred tax assets	49,814	53,472
Less valuation allowance	5,323	7,861
Net deferred tax assets	44,491	45,611
Deferred tax liabilities:
Revenue adjustments	7,355	8,105
Property and equipment	7,308	9,583
Goodwill and other intangible assets	113,295	105,420
Deferred rents	1,014	1,133
Other	121	140
Total deferred tax liabilities	129,093	124,381

Net deferred tax liability	$(84,602)	$(78,770)

Classified as follows:
Current deferred income tax assets	$13,668	$14,636
Noncurrent deferred income tax liability	(98,270)	(93,406)
Net deferred tax liability	$(84,602)	$(78,770)

A valuation allowance for deferred tax assets was provided as of December 31, 2011 related to state income tax net operating loss carryforwards and federal foreign tax credit carryovers. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

We adopted the provisions related to unrecognized tax benefits on January 1, 2007. The adoption did not impact the consolidated financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	SUCCESSOR		PREDECESSOR
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-
	2011	Dec-31, 2010	Nov-15, 2010

Balance at beginning of year	$438	$438	$540
Increase related to prior year tax positions	—	—	—
Decrease related to prior year tax positions	(37)	—	(52)
Increase related to current year tax positions	536	—	109
Settlements	(22)	—	(34)
Lapse of statute of limitations	(111)	—	(125)
Balance at end of year	$804	$438	$438

Included in the balance of total unrecognized tax benefits at December 31, 2011 are potential benefits of $0.1 million, which if recognized, would affect the effective tax rate on income from continuing operations.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2006. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Total accrued interest and penalties as of December 31, 2011 are approximately $0.1 million and are included in accrued expenses.

8.             Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	SUCCESSOR
	2011	2010

Land and land improvements	$7,002	$7,130
Furniture and equipment	43,451	35,132
Buildings	26,927	27,970
Leasehold improvements	13,135	12,099
Buildings under capital lease	214	214
Equipment under capital lease	1,510	1,510
Construction in progress	1,275	4,064
	93,514	88,119
Less accumulated depreciation and amortization	8,621	1,236
Net property and equipment	$84,893	$86,883

Other assets are as follows:

	SUCCESSOR
	2011	2010

Long-term receivables and advances to managed facilities	$2,878	$3,019
Deposits	3,959	4,046
Deferred debt issuance costs	12,279	15,809
Insurance recoveries	6,334	5,728
Other assets	2,208	1,506
	$27,658	$30,108

Accrued expenses are as follows:

	SUCCESSOR
	2011	2010

Wages and payroll taxes	$45,400	$37,241
Compensated absences	16,538	16,444
Health insurance	9,195	8,767
Workers’ compensation insurance	14,219	14,524
Automobile insurance	4,081	4,474
Professional services	3,069	3,104
General and professional liability insurance	2,299	16,117
Taxes other than income taxes	10,284	11,150
Interest	11,460	2,753
Deferred revenue	1,456	2,309
Other	4,631	10,166
	$122,632	$127,049

Long-term liabilities are as follows:

	SUCCESSOR
	2011	2010

Workers’ compensation insurance	$26,218	$25,185
Automobile insurance	3,074	2,311
General and professional liability insurance	23,060	5,922
Unfavorable leases	2,198	3,914
Other	650	294
	$55,200	$37,626

9.             Preferred Stock Issuance

On June 23, 2004, ResCare issued 48,095 shares of Series A convertible preferred stock to four investment funds controlled by Onex Corporation (the Onex Funds), at a purchase price of $1,050 per share or a total price of $50.5 million. Each preferred share was convertible at the option of the holder into 100 shares of ResCare’s common stock, based on a value of $10.50 per common share which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity.

The preferred shares were entitled to receive such dividends as may be paid on the common stock on an as-converted basis and to a liquidation preference of $1,050 per share plus unpaid, accrued dividends, if any. There were no dividends declared in 2009 or 2010. Preferred shares voted on an as-converted basis as of the date of issuance. The preferred shareholders also were entitled to certain corporate governance and special voting rights, as defined in the agreement, and had no preferential dividends. The preferred shareholders had the right to put the shares to ResCare at $1,050 per share plus accrued dividends, if any, if we close a sale of substantially all of our assets or equity by merger, consolidation or otherwise. ResCare could not sell substantially all of its assets or equity by merger or otherwise without first giving the preferred shareholders the right to acquire our assets or equity on the same terms and conditions.

As mentioned in Note 2, effective with the share exchange in the 2010 Onex transaction, the preferred shares described above were contributed to Onex Rescare Holdings Corp. and ultimately cancelled upon completion of the transaction.

10.          Segment Information

Effective January 1, 2011, we changed our reportable operating segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our group home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. We have presented all periods below to reflect the change in our segments.

The following table sets forth information about reportable segment operating results and assets:

	Residential	ResCare	Youth	Workforce		Consolidated
	Services	HomeCare	Services	Services	Corporate	Totals
January 1, 2011-December 31, 2011-Successor:
Revenues	$853,474	$323,820	$185,658	$216,383	$—	$1,579,335
Operating income (loss)	103,749	23,690	14,042	18,434	(56,015)	103,900
Total assets	516,724	193,963	94,739	92,137	94,695	992,258
Capital expenditures	5,755	941	216	873	5,722	13,507
Depreciation and amortization	10,914	2,208	1,080	1,320	5,407	20,929

November 16, 2010-December 31, 2010-Successor:
Revenues	$104,302	$39,816	$22,556	$28,402	$—	$195,076
Operating income (loss)	14,662	3,085	2,136	2,892	(6,721)	16,054
Total assets	505,423	190,285	91,648	117,267	60,329	964,952
Capital expenditures	151	84	51	22	1,819	2,127
Depreciation and amortization	1,113	402	174	168	435	2,292

January 1, 2010-November 15, 2010-Predecessor:
Revenues	$724,536	$267,676	$158,661	$216,728	$—	$1,367,601
Operating income (loss) (1)	(93,623)	(46,199)	(3,450)	13,583	(64,870)	(194,559)
Capital expenditures	4,147	566	352	754	2,774	8,593
Depreciation and amortization	7,035	3,057	1,677	2,293	7,527	21,589

2009-Predecessor:
Revenues	$813,353	$296,071	$216,403	$232,732	$—	$1,558,559
Operating income (loss) (2) (3)	81,812	24,249	8,642	(37,209)	(59,168)	18,326
Total assets	354,342	228,384	80,960	120,002	61,252	844,940
Capital expenditures	6,945	714	1,135	1,596	5,538	15,928
Depreciation and amortization	7,415	2,759	2,159	2,520	9,228	24,081

(1)          Operating income includes a goodwill impairment charge of $250.2 million, of which $174.1 million related to our Residential Services segment, $59.8 million related to our ResCare HomeCare segment and $16.3 related to our Youth Services segment.

(2)          Operating income includes a $63.1 million goodwill impairment charge, of which $10.0 million related to our Youth Services segment and $53.1 million related to our Workforce Services segment.

(3)          Operating income includes a $5.0 million charge related to the increase in legal reserves within our Residential Services segment.

11.          Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. We did not contribute to the Plans at any time during 2011 and 2010. Our contributions to the plans were $4.5 million in 2009.

12.          Share-Based Compensation

Prior to November 15, 2010, we had outstanding awards under three share-based incentive plans. Under the plans, stock options were awarded at a price equal to the market price of our common stock on the date of grant, and an option’s maximum vesting term was normally five years. Generally, all options had varied vesting schedules, varying between 20% and 50% at date of grant with the remaining options vesting over one to four years. Restricted stock awards generally were comprised of service-based restricted shares and performance-based restricted shares. The service-based restricted shares generally vested over three to four years from the date of grant. The performance-based restricted shares vested in increments if and when certain performance criteria were met.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes valuation model. The expected volatility of our stock price was based on historical volatility over the expected term. The expected term of the option was based on historical employee stock option exercise behavior, the vesting term of the respective award and the contractual term. Our stock price volatility and expected option lives were based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that was recognized over the vesting term of the option.

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

During the second quarter of 2011, certain employees and non-employee directors executed stock option agreements for options to purchase shares of the Class A common stock of Onex Rescare Holdings Corp., the entity that holds all of the outstanding shares of ResCare. These options were awarded pursuant to the Onex Rescare Holdings Corp. Stock Option Plan (the Plan), which has a total of 3,810 shares to which options may be granted.

Under the Plan, initial stock option grants of 3,556 shares were awarded on April 1, 2011, at a $5,000 exercise price. These options have a ten year life. From the initial grant of 3,556 options, 2,935 have a service period of five years and 621 have no service period. Each option incorporated both market conditions to vesting and performance conditions to exercisability and is forfeited upon termination of employment if the relevant conditions have not been met.

We engaged a valuation company to assist in the determination of the fair value for each option. The fair value of each stock option was estimated as of the date of grant using Monte Carlo simulation in a numerical option valuation model taking into account the market condition to vesting. The expected volatility of our stock price was based on historical volatility of a group of our peers over the expected term, adjusted for our leverage. We assumed no dividends based on the Company’s prior history. The expected term of the option was based on expected exercise based on norms of exercise behavior, the vesting conditions of the respective award and the contractual term. Our stock price volatility and the expected option lives were based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the option valuation methodology. Ultimately, the expense that will be recognized will be based on the fair value of the options in conjunction with the achievement of the performance conditions for exercisability.

Based on the performance/vesting conditions that required a liquidity event as a condition for exercising the options, no share-based compensation expense was recorded in the nine months ended September 30, 2011 for the 3,556 options granted on April 1, 2011.

On November 1, 2011, the board of directors passed a resolution amending the option agreements, whereby a liquidity event would not be required as a condition for exercising/vesting the options. We updated the fair value calculation using a modified grant date of November 1, 2011. As a result, share-based compensation expense of $2.4 million was recorded in the fourth quarter of 2011.

Total share-based compensation expense by type of award for the periods presented was as follows:

	SUCCESSOR		PREDECESSOR
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-	Dec-31,
	2011	Dec-31, 2010	Nov-15, 2010	2009

Stock options	$2,383	$—	$—	$—

Restricted stock, service-based	—	—	5,095	3,299
Restricted stock, performance-based	—	—	1,106	960
Total share-based compensation expense	2,383	—	6,201	4,259
Tax effect	927	—	2,412	1,657
Share-based compensation expense, net of tax	$1,456	$—	$3,789	$2,602

We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

Stock Options

As of November 15, 2010, a total of 225 thousand options were outstanding under the predecessor related plans. The intrinsic value of the stock options exercised during 2009 and 2008 was $0.1 million and $2.4 million, respectively. No stock options were exercised in 2010. There were no stock options that vested in 2010 and 2009. With the change of control that occurred on November 16, 2010, the previously outstanding 225 thousand options were forfeited. As of December 31, 2010, no options were outstanding.

There was no unrecognized share-based compensation related to stock options as of November 15, 2010 and December 31, 2010.

A summary of our stock option activity and related information under the new Onex Rescare Holdings Corp. Plan for 2011 is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life

Outstanding at December 31, 2010 - Successor	—	$—
Granted	3,556	5,000.00
Exercised	—	—
Forfeited/canceled	—	—
Outstanding at December 31, 2011 - Successor	3,556	$5,000.00	9.75 years
Exercisable at December 31, 2011 - Successor	587	$5,000.00	9.75 years

Unrecognized share-based compensation related to stock options under the new Onex Rescare Holdings Corp. Plan as of December 31, 2011 was $8.6 million, which will be recognized over a four-year period.

Restricted Stock, Service-based

As of December 31, 2011, no shares of service-based restricted stock from the predecessor plan were outstanding. The fair value of service-based restricted shares which vested during 2010 and 2009 was approximately $5.4 million and $2.8 million, respectively. No vesting occurred during 2011. Approximately $3.6 million of the 2010 fair value was related to accelerated vesting of the 269 thousand outstanding shares as of November 15, 2010, which was due to the change of control. No service-based restricted stock was outstanding as of December 31, 2010.

Restricted Stock, Performance-based

As of December 31, 2011, no shares of performance-based restricted stock from the predecessor plan were outstanding. The fair value of performance-based restricted shares which vested during 2010 and 2009 was approximately $3.0 million and $0.9 million, respectively. No vesting occurred during 2011. Approximately $2.3 million of the 2010 fair value was related to accelerated vesting of the 178 thousand outstanding shares as of November 15, 2010, which was due to the change of control. No performance-based restricted stock was outstanding as of December 31, 2010.

13.          Lease Arrangements

We lease certain residential and operating facilities, office space, vehicles and equipment under operating leases which expire at various dates. Rent expense for the successor periods ended December 31, 2011 and December 31, 2010, was approximately $74.2 million and $9.8 million, respectively. Rent expense for the predecessor periods ended November 15, 2010 and December 31, 2009 was $66.8 million and $72.8 million, respectively. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions for the successor periods ended December 31, 2011 and December 31, 2010 was approximately $64.8 million and $8.4 million, respectively. Facility rent for the predecessor periods ended November 15, 2010 and December 31, 2009 was $57.4 million and $61.9 million, respectively. We also lease certain land and buildings used in operations under capital leases. These leases expire at various dates through 2022 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011, are as follows:

	Capital	Operating
Year Ending December 31:	Leases	Leases

2012	$123	$60,462
2013	99	48,424
2014	97	39,036
2015	96	30,751
2016	78	18,150
Thereafter	40	20,848
Total minimum lease payments	533	$217,671
Less amounts representing interest	102
Present value of minimum lease payments	431
Less current maturities	89
Total long-term obligations under capital leases	$342

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $0.2 million of buildings and $1.5 million of equipment as of December 31, 2011 and 2010. The accumulated depreciation related to assets under capital leases was $0.4 million and $0.1 million as of December 31, 2011 and 2010, respectively.

14.          Fair Value

The three levels of hierarchy are:

(a)	Level 1	Quoted prices in active markets for identified assets or liabilities.
(b)	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability.
(c)	Level 3	Unobservable inputs used in valuations in which there is little market activity for the asset or liability at the measurement date.

Fair value measurements of assets or liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety. We primarily utilize the income approach to measure fair value for our goodwill, long-lived assets and other intangible assets. The income approach uses valuation techniques to convert future amounts to a single present amount.

2011 - Successor

As discussed in Note 2, a change in control occurred on November 16, 2010. The Company finalized the purchase price allocation during 2011. The adjustments are described further in Note 2.

2010 - Successor

As discussed in Note 2, the Company was in the process of finalizing the purchase price allocation. The fair values were estimated by the Company’s management as of November 16, 2010. There were no items adjusted from November 16, 2010 to December 31, 2010.

2010 - Predecessor

The following table presents the fair value for those assets or liabilities measured at fair value on a nonrecurring basis:

Quoted
		Prices	Other
	Fair Value	in Active	Observable	Unobservable	Total
	At	Markets	Inputs	Inputs	Gains /
	Nov-15, 2010	Level 1 (a)	Level 2 (b)	Level 3 (c)	(Losses)

Goodwill	$156,841	$—	$—	$156,841	$(263,155)

In accordance with the provisions of FASB ASC 250, Intangibles-Goodwill and Other, goodwill with a carrying amount of $420.0 million was written down to its implied fair value of $156.8 million, resulting in an impairment charge of $263.2 million, which was included in the results for the predecessor period ended November 15, 2010.

15.          Financial Instruments

At December 31, 2011 and 2010, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.75% senior notes	$200,000	$205,750	$200,000	$206,000
Senior secured term loan	165,487	159,044	166,615	171,615
7.75% senior notes	—	—	30,535	31,451
Senior secured credit facility	—	—	—	—
Notes payable and other	3,907	3,823	8,929	8,639

We estimate the fair value of the debt instruments using market quotes and calculations based on current market rates available to us.

16.          Commitments and Contingencies

Litigation

From time to time, we, or a provider with whom we have a management agreement, become a party to legal and/or administrative proceedings that, in the event of unfavorable outcomes, may adversely affect revenues and period to period comparisons.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals were held on November 15, 2011. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or reduce the amount of the damages does not succeed, it could have a material adverse effect on our financial condition, results of operations and cash flows.

ResCare, or its affiliates, are parties to various other legal and/or administrative proceedings arising out of the operation of our facilities and programs and arising in the ordinary course of business. We do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

17.          Related Party Transactions

In connection with the Onex transaction (Note 2), we entered into an Amended and Restated management services agreement with Onex Corporation whereby Onex Corporation will advise and assist the Company from time to time on business and financial matters. We have agreed to pay Onex Corporation an annual advisory fee of $0.7 million for its services under this agreement effective December 22, 2010 for an initial term of ten years. Prior to December 22, 2010, we paid Onex Corporation an annual advisory fee of $0.4 million.

As part of the second-step share exchange completed on December 22, 2010, the depositary issued payments totaling $2.0 million in error to certain Rollover Holders. As of December 31, 2010, the $2.0 million was included in our non-trade receivables in the consolidated balance sheet. These funds were returned to the Company in January 2011.

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of our lender group and holds approximately 8.6% of outstanding indebtedness under our senior secured credit facility, which was amended on December 22, 2010 and will expire on December 22, 2015. Mrs. Olivia Kirtley, a member of our board of directors, is also a member of U.S. Bancorp’s board of directors. The credit facility with our lending group was negotiated on an arms length basis with no involvement from Mrs. Kirtley.

18.          Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011 - Successor
Revenues	$386,084	$399,092	$396,267	$397,892
Gross profit	92,031	98,369	98,192	100,333
Net income (loss):
Net income (loss)-including noncontrolling interest	$3,674	$6,934	$30,290	$12,094
Net loss-noncontrolling interest	(32)	(36)	(57)	(46)
Net income (loss)-Res-Care, Inc.	$3,706	$6,970	$30,347	$12,140

				Fourth Quarter
	First	Second	Third	Oct-1, 2010-	Nov-16, 2010-
	Quarter	Quarter	Quarter	Nov-15, 2010	Dec-31. 2010
	PREDECESSOR	PREDECESSOR	PREDECESSOR	PREDECESSOR	SUCCESSOR
2010 (1)
Revenues	$384,272	$391,207	$398,825	$193,297	$195,076
Gross profit	92,388	95,775	95,228	45,395	45,468
Net income (loss):
Net income (loss)-including noncontrolling interest	$9,336	$9,434	$(41,967)	$(153,152)	$6,183
Net loss-noncontrolling interest	(82)	(41)	(33)	(16)	(18)
Net income (loss)-Res-Care, Inc.	$9,418	$9,475	$(41,934)	$(153,136)	$6,201

(1)

Third quarter of 2010 includes a $65.6 million ($50.1 million, net of tax) charge for estimated goodwill impairment. The October 1, 2010 to November 15, 2010 period includes a $197.6 million ($146.2 million, net of tax) charge for finalization of the goodwill impairment.

19.          Noncontrolling Interest

As of December 31, 2010, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. The value in the table below is preliminary for the successor period, as the Company is in the process of finalizing the purchase price allocation as described in Note 2. In February 2010 (predecessor period), we acquired the remaining 19% interest in ResCare Maatwerk B.U., which had previously been included in noncontrolling interest. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. Balances are as follows:

Noncontrolling interest as of December 31, 2009	$(855)

Consolidation of noncontrolling interest acquired	745
Net loss-noncontrolling interest	(172)
Noncontrolling interest as of November 15, 2010-Predecessor	(282)

Write-off predecessor’s balance associated with the Onex transaction	282
Onex purchase price adjustment	200
Net loss-noncontrolling interest	(18)
Noncontrolling interest as of December 31, 2010-Successor	182

Net loss-noncontrolling interest	(171)
Noncontrolling interest as of December 31, 2011-Successor	$11

20.          Onex Rescare Holdings Corp

Onex Rescare Holdings Corp (ORHC) was formed as part of Onex’s acquisition of Res-Care, Inc. (as described in Note 2) to ultimately own the common shares of Res-Care, Inc. ORHC is a holding company and currently conducts no ongoing operations. As of December 31, 2010, this entity maintained a cash balance of $1.4 million that was contributed by a group of co-investors who purchased shares in ORHC. In addition, ORHC maintained an investment in Res-Care, Inc. and had no other assets or liabilities. Subsequent to December 31, 2010, the $1.4 million in funds were contributed to Res-Care, Inc. ORHC had no income statement activity for the 2011 and 2010 periods. Inclusion of ORHC in the consolidated income statement with Res-Care, Inc. for the 2011 and 2010 periods would result in no change. If ORHC were included in the consolidated balance sheet of Res-Care, Inc. as of December 31, 2010, the differences would be an increase in cash of $1.4 million and an increase in equity of $1.4 million. There would be no difference in the consolidated balance sheet of Res-Care, Inc. as of December 31, 2011.

21.          Subsidiary Guarantors

The Senior Notes are jointly, severally, fully and unconditionally guaranteed by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of operations and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,733	$6,598	$2,320	$—	$25,651
Accounts receivable, net	22,947	198,001	141	—	221,089
Refundable income taxes	11,432	—	—	—	11,432
Deferred income taxes	13,668	—	—	—	13,668
Non-trade receivables	752	5,650	282	—	6,684
Prepaid expenses and other current assets	8,556	9,961	15	—	18,532
Total current assets	74,088	220,210	2,758	—	297,056

Property and equipment, net	45,827	39,045	21	—	84,893
Goodwill	237,075	25,365	5,257	—	267,697
Other intangible assets, net	307,566	7,388	—	—	314,954
Investment in subsidiaries	755,530	41,782	—	(797,312)	—
Other assets	24,548	3,079	31	—	27,658
	$1,444,634	$336,869	$8,067	$(797,312)	$992,258
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$26,293	$19,778	$36	$—	$46,107
Accrued expenses	64,061	57,702	869	—	122,632
Current portion of long-term debt	1,700	2,724	116	—	4,540
Current portion of obligations under capital leases	—	89	—	—	89
Accrued income taxes	1,051	—	(82)	—	969
Total current liabilities	93,105	80,293	939	—	174,337

Intercompany	535,101	(544,991)	9,890	—	—
Long-term liabilities	55,112	88	—	—	55,200
Long-term debt	363,786	1,068	—	—	364,854
Obligations under capital leases	—	342	—	—	342
Deferred gains	300	—	—	—	300
Deferred income taxes	98,275	—	(5)	—	98,270
Total liabilities	1,145,679	(463,200)	10,824	—	693,303

Total shareholder’s equity	298,955	800,069	(2,757)	(797,312)	298,955
	$1,444,634	$336,869	$8,067	$(797,312)	$992,258

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2010
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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	Year Ended December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$257,792	$1,319,735	$1,808	$—	$1,579,335

Operating expenses	275,681	1,197,406	2,348	—	1,475,435

Operating (loss) income	(17,889)	122,329	(540)	—	103,900

Other expenses (income):
Interest, net	42,124	(55)	(10)	—	42,059
Equity in earnings of subsidiaries	(73,831)	—	—	73,831	—
Total other (income) expenses	(31,707)	(55)	(10)	73,831	42,059

Income (loss) from continuing operations before income taxes	13,818	122,384	(530)	(73,831)	61,841
Income tax (benefit) expense	(19,414)	39,590	(171)	—	20,005

Income (loss) from continuing operations	33,232	82,794	(359)	(73,831)	41,836
Loss (income) from discontinued operations, net of tax	19,760	—	(8,604)	—	11,156

Net income (loss)-including noncontrolling interest	52,992	82,794	(8,963)	(73,831)	52,992
Net loss-noncontrolling interest	—	(171)	—	—	(171)
Net income (loss)-Res-Care, Inc.	$52,992	$82,965	$(8,963)	$(73,831)	$53,163

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	For the Period November 16, 2010 — December 31, 2010
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$31,456	$163,620	$—	$—	$195,076

Operating expenses	31,487	147,399	136	—	179,022

Operating (loss) income	(31)	16,221	(136)	—	16,054

Other (income) expenses:
Interest, net	2,829	(8)	(11)	—	2,810
Equity in earnings of subsidiaries	(7,574)	—	—	7,574	—
Total other (income) expenses	(4,745)	(8)	(11)	7,574	2,810

Income (loss) before income taxes	4,714	16,229	(125)	(7,574)	13,244
Income tax (benefit) expense	(1,469)	6,092	184	—	4,807

Income (loss) from continuing operations	6,183	10,137	(309)	(7,574)	8,437
Loss from discontinued operations, net of tax	—	—	(2,254)	—	(2,254)

Net income (loss)-including noncontrolling interest	6,183	10,137	(2,563)	(7,574)	6,183
Net loss-noncontrolling interest	—	(18)	—	—	(18)
Net income (loss)-Res-Care, Inc.	$6,183	$10,155	$(2,563)	$(7,574)	$6,201

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Period January 1, 2010 – November 15, 2010

(In thousands)

	For the Period January 1, 2010 — November 15, 2010
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$277,287	$1,089,451	$863	$—	$1,367,601

Operating expenses	543,735	1,013,681	4,744	—	1,562,160

Operating (loss) income	(266,448)	75,770	(3,881)	—	(194,559)

Other (income) expenses:
Interest, net	16,521	(51)	(9)	—	16,461
Equity in earnings of subsidiaries	(41,952)	—	—	41,952	—
Total other (income) expenses	(25,431)	(51)	(9)	41,952	16,461

(Loss) income from continuing operations before income taxes	(241,017)	75,821	(3,872)	(41,952)	(211,020)
Income tax (benefit) expense	(64,668)	17,515	(3,367)	—	(50,520)

(Loss) income from continuing operations	(176,349)	58,306	(505)	(41,952)	(160,500)
Loss from discontinued operations, net of tax	—	—	(15,849)	—	(15,849)

Net (loss) income-including noncontrolling interest	(176,349)	58,306	(16,354)	(41,952)	(176,349)
Net loss-noncontrolling interest	—	(130)	(42)	—	(172)
Net (loss) income-Res-Care, Inc.	$(176,349)	$58,436	$(16,312)	$(41,952)	$(176,177)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In thousands)

	Year Ended December 31, 2009
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$288,830	$1,267,909	$1,820	$—	$1,558,559

Operating expenses	375,087	1,165,402	(256)	—	1,540,233

Operating (loss) income	(86,257)	102,507	2,076	—	18,326

Other (income) expenses:
Interest, net	16,368	(53)	—	—	16,315
Equity in earnings of subsidiaries	(53,674)	—	—	53,674	—
Total other (income) expenses	(37,306)	(53)	—	53,674	16,315

(Loss) income from continuing operations before income taxes	(48,951)	102,560	2,076	(53,674)	2,011
Income tax (benefit) expense	(38,659)	36,225	771	—	(1,663)

(Loss) income from continuing operations	(10,292)	66,335	1,305	(53,674)	3,674
Loss from discontinued operations, net of tax	—	—	(13,966)	—	(13,966)

Net (loss) income-including noncontrolling interest	(10,292)	66,335	(12,661)	(53,674)	(10,292)
Net loss-noncontrolling interest	—	(152)	(703)	—	(855)
Net (loss) income-Res-Care, Inc.	$(10,292)	$66,487	$(11,958)	$(53,674)	$(9,437)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income — including noncontrolling interest	$52,992	$82,794	$(8,963)	$(73,831)	$52,992
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	12,824	8,060	108	—	20,992
Amortization of discount and deferred debt issuance costs on notes	2,943	—	—	—	2,943
Stock compensation	2,383	—	—	—	2,383
Deferred income taxes, net	4,458	—	(8)	—	4,450
Provision for losses on accounts receivable	3,903	1,928	20	—	5,851
Write down of assets held for sale	2,808	—	(1,166)	—	1,642
Loss on sale of assets	—	481	—	—	481
Equity in earnings of subsidiaries	(73,831)	—	—	73,831	—
Changes in operating assets and liabilities	(151,659)	120,350	12,187	—	(19,122)
Cash (used in) provided by operating activities	(143,179)	213,613	2,178	—	72,612
Investing activities:
Purchases of property and equipment	(21,566)	7,826	233	—	(13,507)
Acquisitions of businesses, net of cash acquired	—	(23,106)	—	—	(23,106)
Proceeds from sale of assets	—	221	—	—	221
Cash (used in) provided by investing activities	(21,566)	(15,059)	233	—	(36,392)
Financing activities:
Long-term (repayments) debt borrowings	(37,134)	2,142	(3,832)	—	(38,824)
Payments on obligations under capital leases, net	—	(92)	—	—	(92)
Debt issuance costs	(561)	—	—	—	(561)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net payments relating to intercompany financing	206,689	(203,768)	(2,921)	—	—
Cash provided by (used in) financing activities	170,394	(201,718)	(6,753)	—	(38,077)
Effect of exchange rate changes on cash and cash equivalents	—	(63)	19	—	(44)
Increase (decrease) in cash and cash equivalents	5,649	(3,227)	(4,323)	—	(1,901)
Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$16,733	$6,598	$2,320	$—	$25,651

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Period November 16, 2010 – December 31, 2010
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income — including noncontrolling interest	$6,183	$10,137	$(2,563)	$(7,574)	$6,183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	464	1,820	31	—	2,315
Amortization of discount and debt issuance costs	70	—	—	—	70
Deferred income taxes, net	2,440	—	3	—	2,443
Provision for losses on accounts receivable	—	844	—	—	844
Gain on sale of assets	—	(27)	—	—	(27)
Equity in earnings of subsidiaries	(7,574)	—	—	7,574	—
Changes in operating assets and liabilities	9,331	37,910	405	—	47,646
Cash provided by (used in) operating activities	10,914	50,684	(2,124)	—	59,474
Investing activities:
Purchases of property and equipment	(1,258)	(869)	—	—	(2,127)
Acquisitions of businesses, net of cash acquired	—	(7,192)	—	—	(7,192)
Proceeds from sale of assets	—	59	—	—	59
Cash used in investing activities	(1,258)	(8,002)	—	—	(9,260)
Financing activities:
Long-term debt repayments	(122,450)	(25)	87	—	(122,388)
Long-term debt borrowings	366,600	—	—	—	366,600
Short-term borrowings-three months or less, net	(50,000)	—	—	—	(50,000)
Payments on obligations under capital leases	—	(11)	—	—	(11)
Net payments relating to intercompany financing	32,946	(38,064)	5,118	—	—
Debt issuance costs	(15,863)	—	—	—	(15,863)
Payments on common share exchange	(56,875)	—	—	—	(56,875)
Redemption of preferred shares	(158,843)	—	—	—	(158,843)
Return on preferred shares	(753)	—	—	—	(753)
Cash (used in) provided by financing activities	(5,238)	(38,100)	5,205	—	(38,133)
Effect of exchange rate on cash and cash equivalents	—	(3)	15	—	12
Increase in cash and cash equivalents	4,418	4,579	3,096	—	12,093
Cash and cash equivalents at beginning of period	6,666	5,246	3,547	—	15,459
Cash and cash equivalents at end of period	$11,084	$9,825	$6,643	$—	$27,552

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Period January 1, 2010 – November 15, 2010
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income — including noncontrolling interest	$(176,349)	$58,306	$(16,354)	$(41,952)	$(176,349)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	10,083	11,541	824	—	22,448
Impairment charge	250,181	—	12,974	—	263,155
Amortization of discount and deferred debt issuance costs on notes	1,577	—	—	—	1,577
Share-based compensation	6,201	—	—	—	6,201
Deferred income taxes, net	(55,547)	—	(51)	—	(55,598)
Provision for losses on accounts receivable	—	9,573	—	—	9,573
Excess tax benefit from exercise of stock options	1,176	—	—	—	1,176
Loss on sale of assets	—	198	—	—	198
Equity in earnings of subsidiaries	(41,952)	—	—	41,952	—
Changes in operating assets and liabilities	(27,179)	(25,872)	6,496	—	(46,555)
Cash (used in) provided by operating activities	(31,809)	53,746	3,889	—	25,826
Investing activities:
Purchases of property and equipment	(4,275)	(4,265)	(53)	—	(8,593)
Acquisitions of businesses, net of cash acquired	—	(21,234)	—	—	(21,234)
Proceeds from sale of assets	—	120	—	—	120
Cash used in investing activities	(4,275)	(25,379)	(53)	—	(29,707)
Financing activities:
Long-term debt repayments	—	(1,395)	—	—	(1,395)
Long-term debt borrowings	2,594	—	—	—	2,594
Short-term borrowings-three months or less, net	3,237	151	2,612	—	6,000
Payments on obligations under capital leases	—	(85)	—	—	(85)
Net payments relating to intercompany financing	38,558	(26,491)	(12,067)	—	—
Debt issuance costs	(4,543)	—	—	—	(4,543)
Excess tax benefits from share-based compensation	(1,176)	—	—	—	(1,176)
Employee withholding payments on share-based compensation	(2,683)	—	—	—	(2,683)
Cash provided by (used in) financing activities	35,987	(27,820)	(9,455)	—	(1,288)
Effect of exchange rate on cash and cash equivalents	—	44	(88)	—	(44)
Increase (decrease) in cash and cash equivalents	(97)	591	(5,707)	—	(5,213)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$6,666	$5,246	$3,547	$—	$15,459

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2009
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net (loss) income — including noncontrolling interest	$(10,292)	$66,335	$(12,661)	$(53,674)	$(10,292)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	11,537	12,533	2,091	—	26,161
Impairment charge	62,082	1,000	8,909	—	71,991
Amortization of discount and deferred debt issuance costs on notes	1,221	—	—	—	1,221
Share-based compensation	4,259	—	—	—	4,259
Deferred income taxes, net	(9,743)	—	(19)	—	(9,762)
Provision for losses on accounts receivable	—	9,009	—	—	9,009
Excess tax benefit from exercise of stock options	369	—	—	—	369
Gain on purchase of business	—	(1,474)	—	—	(1,474)
Loss on sale of assets	—	269	—	—	269
Equity in earnings of subsidiaries	(53,674)	—	—	53,674	—
Changes in operating assets and liabilities	42,732	(25,562)	(4,284)	—	12,886
Cash provided by (used in) operating activities	48,491	62,110	(5,964)	—	104,637
Investing activities:
Purchases of property and equipment	(6,185)	(9,279)	(464)	—	(15,928)
Acquisitions of businesses, net of cash acquired	—	(20,397)	—	—	(20,397)
Proceeds from sale of assets	—	188	—	—	188
Cash used in investing activities	(6,185)	(29,488)	(464)	—	(36,137)
Financing activities:
Long-term debt repayments	(2,575)	1,764	—	—	(811)
Long-term debt borrowings	—	—	—	—	—
Short-term borrowings-three months or less, net	(57,831)	(3,161)	1,192	—	(59,800)
Payments on obligations under capital leases	—	(121)	—	—	(121)
Proceeds from sale and leaseback transaction	—	—	—	—	—
Net payments relating to intercompany financing	26,122	(30,795)	4,673	—	—
Debt issuance costs	(72)	—	—	—	(72)
Proceeds received from exercise of stock options	415	—	—	—	415
Excess tax benefits from share-based compensation	(369)	—	—	—	(369)
Employee withholding payments on share-based compensation	(1,379)	—	—	—	(1,379)
Cash (used in) provided by financing activities	(35,689)	(32,313)	5,865	—	(62,137)
Effect of exchange rate on cash and cash equivalents	—	298	417	—	715
Increase (decrease) in cash and cash equivalents	6,617	607	(146)	—	7,078
Cash and cash equivalents at beginning of period	146	4,048	9,400	—	13,594
Cash and cash equivalents at end of period	$6,763	$4,655	$9,254	$—	$20,672

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Successor:
Year ended December 31, 2011	$844	$5,851	$(282)	$—	$6,413
November 16, 2010-December 31, 2010	—	844	—	—	844

Predecessor:
January 1, 2010-November 15, 2010	$22,627	$9,573	$(4,950)	$—	$27,250
Year ended December 31, 2009	20,306	9,009	(6,688)	—	22,627