Form 10-Q
period 2012-03-31
RES CARE INC /KY/
filed 2012-05-07
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes      No  ✓ .

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2012 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$13,253	$25,651
Accounts receivable, net of allowance for doubtful accounts of
$7,958 in 2012 and $6,413 in 2011	234,078	221,089
Refundable income taxes	7,130	11,432
Deferred income taxes	14,068	13,668
Non-trade receivables	7,529	6,684
Prepaid expenses and other current assets	17,066	18,532
Total current assets	293,124	297,056
Property and equipment, net	84,308	84,893
Goodwill	270,778	267,697
Other intangible assets, net	314,652	314,954
Other assets	33,798	27,658
Total assets	$996,660	$992,258
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$42,732	$46,107
Accrued expenses	120,565	122,632
Current portion of long-term debt	4,016	4,540
Current portion of obligations under capital leases	85	89
Accrued income taxes	1,069	969
Total current liabilities	168,467	174,337
Long-term liabilities	57,130	55,200
Long-term debt	364,260	364,854
Obligations under capital leases	324	342
Deferred gains	263	300
Deferred income taxes	99,770	98,270
Total liabilities	690,214	693,303
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued
and outstanding in 2012 and 2011	—	—
Common stock, no par value, authorized 40,000,000 shares,
issued and outstanding 21,344,741 in 2012 and 2011	—	—
Additional paid-in capital	241,684	240,509
Retained earnings	64,796	58,611
Accumulated other comprehensive loss	(15)	(176)
Total shareholder’s equity – Res-Care, Inc.	306,465	298,944
Noncontrolling interest	(19)	11
Total shareholder’s equity	306,446	298,955
Total liabilities and shareholder’s equity	$996,660	$992,258

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Revenues	$397,342	$386,084
Cost of services	298,890	293,386
Gross profit	98,452	92,698

Operating expenses:
Operational general and administrative	60,285	57,988
Corporate general and administrative	17,667	14,053
Total operating expenses	77,952	72,041

Operating income	20,500	20,657

Interest expense, net	10,208	10,766
Income from continuing operations before income taxes	10,292	9,891
Income tax expense	4,137	3,061
Income from continuing operations	6,155	6,830
Loss from discontinued operations, net of tax	—	(3,156)
Net income	6,155	3,674
Net loss-noncontrolling interest	(30)	(32)
Net income-Res-Care, Inc.	6,185	3,706

Other comprehensive income:
Foreign currency translation adjustments	161	94
Comprehensive income attributable to Res-Care, Inc.	$6,346	$3,800

Total comprehensive income	$6,316	$3,768

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2012	2011

Cash flows from operating activities:
Net income	$6,155	$3,674
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	6,645	5,001
Amortization of discount and deferred debt issuance costs	675	888
Share-based compensation	1,174	—
Deferred income taxes, net	1,100	1,773
Provision for losses on accounts receivable	1,549	1,694
Loss on sale of assets	35	23
Changes in operating assets and liabilities	(19,854)	9,382
Cash (used in) provided by operating activities	(2,521)	22,435

Cash flows from investing activities:
Purchases of property and equipment	(4,261)	(2,081)
Acquisitions of businesses, net of cash acquired	(4,550)	(6,109)
Proceeds from sale of assets	10	—
Cash used in investing activities	(8,801)	(8,190)

Cash flows from financing activities:
Long-term debt repayments	(1,188)	(31,493)
Long-term debt borrowings	71	—
Short-term borrowings-three months or less, net	—	7,000
Payments on obligations under capital lease	(23)	(23)
Funds contributed by co-investors	—	1,400
Debt issuance costs	—	(129)
Cash used in financing activities	(1,140)	(23,245)

Effect of exchange rate changes on cash and cash equivalents	64	90

Decrease in cash and cash equivalents	(12,398)	(8,910)

Cash and cash equivalents at beginning of period	25,651	27,552

Cash and cash equivalents at end of period	$13,253	$18,642

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$—	$665

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

The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive annual financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

For further information refer to the consolidated financial statements and footnotes thereto in our 2011 Annual Report on Form 10-K filed February 16, 2012.

Reclassification

Effective in the quarter ended June 30, 2011, we ceased providing international services within the Workforce Services operating segment. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, we began accounting for the closure and sale of the international operations have been accounted for as discontinued operations in the Quarterly Report on Form 10-Q for the quarter ending June 30, 2011. Accordingly, the results of our international Workforce Services operations, loss on sale of the business and all exit costs have been classified as discontinued operations, net of taxes, for all periods presented, in the accompanying condensed consolidated statements of comprehensive income. Additional information regarding discontinued operations can be found in Note 10.

Certain immaterial reclassifications between segments, not affecting net income, have been made to 2011 amounts to conform to 2012 presentation.

Note 2.                   Onex Transaction

On November 16, 2010, an affiliate of Onex Partners III LP (“Purchaser”) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the “Onex Investors”) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis. On December 22, 2010, upon completion of a share exchange and other reorganization transactions, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp. (“New Holdco”), which in turn, is owned by the Onex Investors, certain co-investors and members of our management team.

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share. The purchase price allocation was finalized in 2011.

On December 22, 2010, ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility and ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (the “Notes”) in a private placement under the Securities Act of 1933.

Note 3.                   Acquisitions

We completed one acquisition within our Residential Services segment during the first quarter of 2012. Aggregate consideration for this acquisition was approximately $4.6 million. The operating result of the acquisition is included in the condensed consolidated financial statements from the date of acquisition. Proforma results and other disclosures have not been included as the acquisition is considered immaterial.

The preliminary aggregate purchase price for this acquisition was allocated as follows:

Property and equipment	$223
Other intangible assets	1,319
Goodwill	2,958
Other assets	50
Aggregate purchase price	$4,550

The other intangible assets consist primarily of trade names and covenants not to compete. All intangible assets will be amortized over five years. We expect all of the $3.0 million of goodwill will be deductible for tax purposes.

Note 4.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the three months ended March 31, 2012 is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total
Balance at December 31, 2011
Goodwill	$147,648	$62,500	$24,829	$32,720	$267,697
Goodwill added through acquisitions	2,958	—	—	—	2,958
Other	123	—	—	—	123
Balance at March 31, 2012	$150,729	$62,500	$24,829	$32,720	$270,778

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. Our formal protest was denied and we are exploring all available options to challenge the contract award and the bid process. We considered this to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. Our interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin, therefore further deterioration of this business could lead to an impairment in the future.

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2012	2011
10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan B due 2016, net of discount of $2.7 million in 2012 and $2.8 million in 2011	165,204	165,487
Senior secured credit facility	—	—
Obligations under capital leases	409	431
Notes payable and other	3,072	3,907
	368,685	369,825
Less current portion	4,101	4,629
	$364,584	$365,196

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced the 2010 senior secured credit facility and the Term Loan B. The new Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus 275 basis points. LIBOR is defined as having no minimum rate. The proceeds of the Term Loan A were used to refinance the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Note 6.                   Income Taxes

The effective tax rate was 40.2% and 31.0% for the three months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate relates primarily to the impact of jobs tax credits (not renewed for 2012) and computational differences associated with the impact of discontinued operations. Renewal of the job tax credit is uncertain at this time. The computational differences associated with the impact of discontinued operations are expected to reverse in the second quarter.

Note 7.                   Financial Instruments

At March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$222,000	$200,000	$205,750
Senior secured term loan	165,204	167,036	165,487	159,044
Notes payable and other	3,072	3,017	3,907	3,823

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 8.                   Segment Information

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Corporate	Total
Three months ended March 31:
2012
Revenues	$218,309	$86,250	$43,954	$48,829	$—	$397,342
Operating income (loss) (1)	28,157	5,261	2,809	1,948	(17,675)	20,500
Total assets	525,926	202,191	91,919	87,825	88,799	996,660
Capital expenditures	1,259	468	88	70	2,376	4,261
Depreciation and amortization	3,266	584	347	306	2,142	6,645

2011
Revenues	$206,339	$80,657	$43,077	$56,011	$—	$386,084
Operating income (loss) (1)	22,013	5,641	2,762	4,458	(14,217)	20,657
Total assets	387,381	311,141	106,481	101,827	49,477	956,307
Capital expenditures	1,061	117	43	114	746	2,081
Depreciation and amortization	2,606	553	284	361	1,160	4,964

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

We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Nevertheless, it is reasonably possible that the outcome of these matters may have a material adverse effect on our results of operations, financial position, and cash flows and may affect our reputation.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals were held on November 15, 2011. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations and cash flows.

Note 10.                 Discontinued Operations

In our Form 10-Q for the quarter ended March 31, 2011, filed May 9, 2011 with the Securities and Exchange Commission, we disclosed that we had incurred costs associated with the closure of our international operations in Germany and the Netherlands. We also disclosed that since we were not awarded any contracts under the Work Programme bidding process, we were considering various strategic alternatives for our international operations in the United Kingdom, which included its sale, liquidation or continuation.

On July 1, 2011, we sold our operations in the United Kingdom for one euro. We recorded a charge of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value for this operation. Gross assets were $4.3 million and gross liabilities were $2.1 million prior to the charge taken.

In accordance with ASC 205-20, the closure and sale of these international operations have been accounted for as discontinued operations. Accordingly, the results of the international operations of our Workforce Services reportable segment for all periods reported, loss on sale and exit costs have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of comprehensive income.

There were no additional charges related to the closure and sale activities noted above for the three months ended March 31, 2012. As of March 31, 2012, a liability of $0.5 million remains for the vendor and customer claims associated with the Netherlands and Germany closures and is included in accrued expenses on the condensed consolidated balance sheet.

Summarized financial information for the discontinued operations for the three months ended March 31, 2011, is set forth below:

Revenues	$2,709
Cost of services	3,096

Gross loss	(387)

Operational general and administrative expense (1)	(3,501)
Other income	62
Interest expense, net	(66)
Loss from discontinued operations, before income taxes	(3,892)
Income tax benefit	736
Loss from discontinued operations, net of tax	$(3,156)

(1)             The three months ended March 31, 2011 includes a $1.4 million charge in connection with the closures of the Netherlands and Germany operations.

Note 11.                 Noncontrolling Interest

As of March 31, 2012, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$182
Net loss-noncontrolling interest	(171)

Noncontrolling interest as of December 31, 2011	11
Net loss-noncontrolling interest	(30)
Noncontrolling interest as of March 31, 2012	$(19)

Note 12.                 Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated financial position or results of operations.

Note 13.                 Subsidiary Guarantors

The Senior Notes are jointly, severally, fully and unconditionally guaranteed, subject to certain automatic customary release provisions, by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3 – 10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of comprehensive income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the non-guarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,333	$5,516	$2,404	$—	$13,253
Accounts receivable, net	27,103	206,741	234	—	234,078
Refundable income taxes	7,130	—	—	—	7,130
Deferred income taxes	14,068	—	—	—	14,068
Non-trade receivables	742	6,590	197	—	7,529
Prepaid expenses and other current assets	7,363	9,471	232	—	17,066
Total current assets	61,739	228,318	3,067	—	293,124

Property and equipment, net	45,712	38,111	485	—	84,308
Goodwill	237,175	28,197	5,406	—	270,778
Other intangible assets, net	306,317	8,335	—	—	314,652
Investment in subsidiaries	835,878	41,782	—	(877,660)	—
Other assets	30,642	3,130	26	—	33,798
Total assets	$1,517,463	$347,873	$8,984	$(877,660)	$996,660

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$24,534	$18,158	$40	$—	$42,732
Accrued expenses	61,442	58,129	994	—	120,565
Current portion of long-term debt	1,700	289	2,027	—	4,016
Current portion of obligations under
capital leases	—	85	—	—	85
Accrued income taxes	1,184	—	(115)	—	1,069
Total current liabilities	88,860	76,661	2,946	—	168,467

Intercompany	601,593	(530,765)	(70,828)	—	—
Long-term liabilities	57,022	108	—	—	57,130
Long-term debt	363,504	756	—	—	364,260
Obligations under capital leases	—	324	—	—	324
Deferred gains	263	—	—	—	263
Deferred income taxes	99,775	—	(5)	—	99,770
Total liabilities	1,211,017	(452,916)	(67,887)	—	690,214

Total shareholder’s equity	306,446	800,789	76,871	(877,660)	306,446
	$1,517,463	$347,873	$8,984	$(877,660)	$996,660

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,733	$6,547	$2,371	$—	$25,651
Accounts receivable, net	22,947	197,925	217	—	221,089
Refundable income taxes	11,432	—	—	—	11,432
Deferred income taxes	13,668	—	—	—	13,668
Non-trade receivables	752	5,650	282	—	6,684
Prepaid expenses and other current assets	8,556	9,738	238	—	18,532
Total current assets	74,088	219,860	3,108	—	297,056

Property and equipment, net	45,827	38,628	438	—	84,893
Goodwill	237,075	25,338	5,284	—	267,697
Other intangible assets, net	307,566	7,388	—	—	314,954
Investment in subsidiaries	755,530	41,782	—	(797,312)	—
Other assets	24,548	3,079	31	—	27,658
Total assets	$1,444,634	$336,075	$8,861	$(797,312)	$992,258

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$26,293	$19,767	$47	$—	$46,107
Accrued expenses	64,061	57,538	1,033	—	122,632
Current portion of long-term debt	1,700	697	2,143	—	4,540
Current portion of obligations under capital leases	—	89	—	—	89
Accrued income taxes	1,051	—	(82)	—	969
Total current liabilities	93,105	78,091	3,141	—	174,337

Intercompany	535,101	(546,532)	11,431	—	—
Long-term liabilities	55,112	88	—	—	55,200
Long-term debt	363,786	1,068	—	—	364,854
Obligations under capital leases	—	342	—	—	342
Deferred gains	300	—	—	—	300
Deferred income taxes	98,275	—	(5)	—	98,270
Total liabilities	1,145,679	(466,943)	14,567	—	693,303

Total shareholder’s equity	298,955	803,018	(5,706)	(797,312)	298,955
	$1,444,634	$336,869	$8,067	$(797,312)	$992,258

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,842	$331,763	$737	$—	$397,342

Operating expenses	71,017	304,966	859	—	376,842

Operating (loss) income	(6,175)	26,797	(122)	—	20,500

Other expenses (income):
Interest, net	10,304	(94)	(2)	—	10,208
Equity in earnings of subsidiaries	(16,009)	(43)	—	16,052	—
Total other (income) expenses	(5,705)	(137)	(2)	16,052	10,208

(Loss) income before income taxes	(470)	26,934	(120)	(16,052)	10,292
Income tax (benefit) expense	(6,625)	10,810	(48)	—	4,137

Net income (loss)	6,155	16,124	(72)	(16,052)	6,155

Net loss-noncontrolling interest	—	—	(30)	—	(30)
Net income (loss)-Res-Care, Inc.	6,155	16,124	(42)	(16,052)	6,185

Other comprehensive income (loss):
Foreign currently translation adjustments	161	—	161	(161)	161
Comprehensive income (loss) attributable to Res-Care, Inc.	$6,316	$16,124	$119	$(16,213)	$6,346

Total comprehensive income	$6,316	$16,124	$89	$(16,213)	$6,316

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$63,257	$322,226	$601	$—	$386,084

Operating expenses	67,020	298,162	245	—	365,427

Operating (loss) income	(3,763)	24,064	356	—	20,657

Other expenses (income):
Interest, net	10,818	(50)	(2)	—	10,766
Equity in earnings of subsidiaries	(13,007)	(73)	—	13,080	—
Total other (income) expenses	(2,189)	(123)	(2)	13,080	10,766

(Loss) income from continuing operations
before income taxes	(1,574)	24,187	358	(13,080)	9,891
Income tax (benefit) expense	(4,512)	7,462	111	—	3,061

Income (loss) from continuing operations	2,938	16,725	247	(13,080)	6,830
Income (loss) from discontinued operations,
net of tax	736	—	(3,892)	—	(3,156)

Net income (loss)	3,674	16,725	(3,645)	(13,080)	3,674

Net loss-noncontrolling interest	—	—	(32)	—	(32)
Net income (loss)-Res-Care, Inc.	3,674	16,725	(3,613)	(13,080)	3,706

Other comprehensive income (loss):
Foreign currently translation adjustments	94	—	94	(94)	94
Comprehensive income (loss) attributable to Res-Care, Inc.	$3,768	$16,725	$(3,519)	$(13,174)	$3,800

Total comprehensive income	$3,768	$16,725	$(3,551)	$(13,174)	$3,768

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$6,155	$16,124	$(72)	$(16,052)	$6,155
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	4,547	2,094	4	—	6,645
Amortization of discount and deferred debt
issuance costs on notes	675	—	—	—	675
Share-based compensation	1,174	—	—	—	1,174
Deferred income taxes, net	1,100	—	—	—	1,100
Provision for losses on accounts receivable	136	1,413	—	—	1,549
Loss from sale of assets	—	35	—	—	35
Equity in earnings of subsidiaries	(16,009)	(43)	—	16,052	—
Changes in operating assets and liabilities	58,503	4,024	(82,381)	—	(19,854)
Cash provided by (used in) operating activities	56,281	23,647	(82,449)	—	(2,521)
Investing activities:
Purchases of property and equipment	(3,059)	(1,151)	(51)	—	(4,261)
Acquisitions of businesses, net of cash acquired	—	(4,550)	—	—	(4,550)
Proceeds from sale of assets	—	10	—	—	10
Cash used in investing activities	(3,059)	(5,691)	(51)	—	(8,801)
Financing activities:
Long-term debt (repayments) borrowings	(283)	(718)	(116)	—	(1,117)
Payments on obligations under capital leases	—	(23)	—	—	(23)
Net payments relating to intercompany financing	(64,339)	(18,310)	82,649	—	—
Cash (used in) provided by financing activities	(64,622)	(19,051)	82,533	—	(1,140)
Effect of exchange rate changes on cash and
cash equivalents	—	64	—	—	64
(Decrease) increase in cash and cash equivalents	(11,400)	(1,031)	33	—	(12,398)
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$5,333	$5,516	$2,404	$—	$13,253

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$3,674	$16,725	$(3,645)	$(13,080)	$3,674
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	3,015	1,935	51	—	5,001
Amortization of discount and deferred debt
issuance costs on notes	888	—	—	—	888
Deferred income taxes, net	1,781	—	(8)	—	1,773
Provision for losses on accounts receivable	845	836	13	—	1,694
Loss on sale of assets	—	23	—	—	23
Equity in earnings of subsidiaries	(13,007)	(73)	—	13,080	—
Changes in operating assets and liabilities	33,086	(24.995)	1,291	—	9,382
Cash provided by (used in) operating activities	30,282	(5,549)	(2,298)	—	22,435
Investing activities:
Purchases of property and equipment	(24,515)	(22,337)	97	—	(2,081)
Acquisitions of businesses, net of cash acquired	—	(6,109)	—	—	(6,109)
Cash (used in) provided by investing activities	(24,515)	16,228	97	—	(8,190)
Financing activities:
Long-term debt (repayments) borrowings	(32,158)	665	—	—	(31,493)
Short-term borrowings (repayments)–
three months or less, net	5,742	(1,165)	2,423	—	7,000
Payments on obligations under capital leases	—	(23)	—	—	(23)
Debt issuance costs	(129)	—	—	—	(129)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net payments relating to intercompany financing	12,595	(10,585)	(2,010)	—	—
Cash (used in) provided by financing activities	(12,550)	(11,108)	413	—	(23,245)
Effect of exchange rate changes on cash and
cash equivalents	—	53	37	—	90
Decrease in cash and cash equivalents	(6,783)	(376)	(1,751)	—	(8,910)

Cash and cash equivalents at beginning of period	11,084	9,790	6,678	—	27,552
Cash and cash equivalents at end of period	$4,301	$9,414	$4,927	$—	$18,642

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand ResCare’s financial performance and condition. MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes. All references in MD&A to “ResCare”, “Company”, “our company”, “we”, “us”, or “our” mean Res-Care, Inc. and unless the context otherwise requires, its consolidated subsidiaries.

Preliminary Note Regarding Forward-Looking Statements

Statements in this report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In addition, we expect to make such forward-looking statements in future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval. These forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, capital structure and other financial items; (2) statements of plans and objectives of ResCare or our management or Board of Directors; (3) statements of future actions or economic performance, including development activities; (4) statements of assumptions underlying such statements; and (5) statements about the limitations on the effectiveness of controls. Words such as “believes”, “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Onex Transaction

As more fully described in our 2011 Annual Report on Form 10-K, on November 16, 2010, an affiliate of Onex Partners III LP (“Purchaser”) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the “Onex Investors”) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis. On December 22, 2010, upon completion of a share exchange and other reorganization transactions, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp. (“New Holdco”), which in turn, is owned by the Onex Investors, certain co-investors and members of our management team.

On December 22, 2010, ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility and ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (the “Notes”) in a private placement under the Securities Act of 1933.

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

We have four reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.

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

We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (“DOL”) through our Youth Services operations. Under Job Corps contracts, we are reimbursed for direct costs of services related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as cost of services. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

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

Application of Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2011 Annual Report on Form 10-K filed February 16, 2012. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first quarter of 2012, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2012	2011
	(Dollars in thousands)

Revenues:
Residential Services	$218,309	$206,339
ResCare HomeCare	86,250	80,657
Youth Services	43,954	43,077
Workforce Services (1)	48,829	56,011
Consolidated	$397,342	$386,084

Operating income:
Residential Services	$28,157	$22,013
ResCare HomeCare	5,261	5,641
Youth Services	2,809	2,762
Workforce Services (1)	1,948	4,458
Corporate (2)	(17,675)	(14,217)
Consolidated	$20,500	$20,657

Operating margin:
Residential Services	12.9%	10.7%
ResCare HomeCare	6.1%	7.0%
Youth Services	6.4%	6.4%
Workforce Services (1)	4.0%	8.0%
Corporate (2)	(4.4%)	(3.7%)
Consolidated	5.2%	5.4%

(1)    Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2012 increased $11.3 million, or 2.9%, from the same period in 2011. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2012, was $20.5 million compared to operating income of $20.7 million from the same period in 2011. Consolidated operating margins were 5.2% and 5.4% for the quarterly periods in 2012 and 2011, respectively.

Net interest expense decreased $0.6 million for the first quarter of 2012 compared to the same period in 2011. The decrease was attributable to lower borrowing levels in 2012. Our effective income tax rate for the three months ended March 31, 2012 was 40.2% as compared to 31.0% over the same period in 2011. The 2012 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2012) and computational differences associated with the impact of discontinued operations.

Residential Services

Residential Services revenues for the quarter ended March 31, 2012 increased $12.0 million, or 5.8%, over the same period in 2011. This increase was due primarily to acquisition growth and a $2.9 million increase in our pharmacy business revenue, which was partially offset by rate and service cuts in certain states. Operating margin was 12.9% for the quarter ended March 31, 2012 compared to 10.7% for the same period in 2011. The margin improvement is attributable to the revenue growth, as well as effective leverage of general and administrative costs.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended March 31, 2012 increased $5.6 million, or 6.9%, over the same period in 2011. This increase was due primarily to acquisition growth, which was partially offset by rate and service cuts in certain states. Operating margin decreased from 7.0% in 2011 to 6.1% in 2012, due to higher payroll taxes and bad debt provisions.

Youth Services

Youth Services revenues for the quarter ended March 31, 2012 increased $0.9 million, or 2.0%, from the same period of 2011, due primarily to an increase in our Job Corps reporting unit revenues. Operating margin was 6.4% in the first quarter of 2011 and 2012.

Workforce Services

Workforce Services revenues for the quarter ended March 31, 2012 decreased $7.2 million, or 12.8%, from the same period in 2011, due primarily to lower referrals in certain contracts and funding cuts. Operating margin decreased from 8.0% in the first quarter of 2011 to 4.0% in the same period in 2012, due primarily to lower referrals in certain contracts and funding cuts.

In February 2012, we were informed by the New York City Human Resources Administration that the Wellness, Comprehensive Assessment, Rehabilitation, and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. Our formal protest was denied and we are exploring all available options to challenge the contract award and the bid process. We considered this to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill of $32.7 million was not impaired at March 31, 2012. Our interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin, so further deterioration of this business could lead to an impairment in the future.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the first quarter of 2012 increased $3.5 million compared to first quarter of 2011 due primarily to an increase in depreciation expense, incentive compensation accruals and share-based compensation expenses of $1.0 million, $0.6 million and $1.2 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $4.4 million, or 0.4%, at March 31, 2012 over balances at December 31, 2011. This was primarily due to an increase in trade accounts receivable, offset by a decrease in cash as discussed below.

Cash and cash equivalents were $13.3 million at March 31, 2012, as compared to $25.7 million at December 31, 2011. Cash used in operations for the three months ended March 31, 2012 was ($2.5) million compared to $22.4 million for the three months ended March 31, 2011. This change was primarily due to the increase in trade accounts receivable. Also, in March 2012, we accrued $5.6 million of debt issuance costs for the refinancing of our credit agreement discussed below, which was finalized on April 5, 2012.

Net accounts receivable at March 31, 2012 increased to $234.1 million, compared to $221.1 million at December 31, 2011. Days of revenue in net accounts receivable were 50 days at March 31, 2012, compared with 49 days at December 31, 2011. The increase in days of revenue is due to temporary payment delays from several payors.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new programs, and our need for sufficient working capital for general corporate purposes. Since most of our programs are operating at or near capacity, and budgetary pressures and other forces are expected to limit increases in reimbursement rates we receive, our ability to continue to grow at the current rate depends directly on our acquisition and development activity. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flows and borrowings under our revolving credit facility, and expect that this will continue for at least the next twelve months.

Cash used in investing activities at March 31, 2012 increased $0.6 million over the same period in 2011 primarily due to higher purchases of property and equipment. We used $4.6 million on business acquisitions during the first three months of 2012 compared to $6.1 million during the same period of 2011.

Our financing activities included a net payment of debt and capital lease obligations of $1.1 million for the first three months of 2012. This compares to a net payment of debt and capital lease obligations of $24.5 million for the same period in 2011. In January 2011, we paid the remainder due of $30.5 million on the 7.75% Senior Notes. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

On December 22, 2010, we issued $200 million of 10.75% Senior Notes due January 15, 2019 in a private placement to qualified institutional buyers under the Securities Act of 1933. The 10.75% Senior Notes, which had an issue price of 100% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The effective interest rate for these notes is approximately 10.75%. Proceeds were used to fund $120 million of our tendered 7.75% Senior Notes due October 2013. The remaining $30 million of these Senior Notes that were not repurchased were satisfied and discharged by delivering to the trustee amounts sufficient to pay the applicable redemption price in January 2011. The 10.75% Senior Notes are jointly, severally, fully and unconditionally guaranteed, subject to certain automatic customary release provisions, by our domestic subsidiaries.

On December 22, 2010, we amended our senior secured revolving credit facility. The aggregate amount available under that revolving credit facility was $275 million until July 28, 2013, after which the revolving credit facility was to be extended until December 22, 2015 and the aggregate available amount reduced to $240 million. On December 22, 2010, we also issued a $170 million senior secured term loan (“Term Loan B”) due December 22, 2016, at a discounted price of 98% with realized net proceeds of $166.6 million.

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced the 2010 senior secured credit facility and the Term Loan B. The new Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus 275 basis points. LIBOR is defined as having no minimum rate. The proceeds of the Term Loan A were used to refinance the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. Our preliminary estimate of debt extinguishment losses to be recorded in the second quarter of 2012 is approximately $7 million, subject to finalization. These losses relate to an unamortized discount and deferred debt issuance costs on the old credit facility.

As of March 31, 2012, we had irrevocable standby letters of credit in the principal amount of $59.6 million issued primarily in connection with our insurance programs. As of March 31, 2012, we had $215.4 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 3.75% over the LIBOR or other bank developed rates at our option. As of March 31, 2012, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 3.875% as of March 31, 2012. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at March 31, 2012, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 66% through Medicaid reimbursement, 8% from the DOL and 26% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2012 or 2011.

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of March 31, 2012 and December 31, 2011.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Information regarding the legal proceedings is provided in Note 9 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.                 Risk Factors

The following sets forth changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K filed February 16, 2012.

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

For our October 1, 2011 annual impairment test, all reporting units passed Step One. The Youth Services-Residential Youth and Workforce Services reporting units passed Step One with a fair value that exceeded its carrying value by 13 and 12 percent margins, respectively. The Youth Services-Residential Youth and Workforce Services reporting units had allocated goodwill balances of $9.6 million and $32.7 million, respectively, as of October 1, 2011. A 100 basis point increase in the discount rate for these two reporting units would decrease the fair value in excess of carrying value to a 5 percent margin for each reporting unit. A 100 basis point decrease in the long-term growth rate for these two reporting units would decrease the fair value in excess of carrying value to a 9 percent margin for each reporting unit.

In February 2012, we were informed by the New York City Human Resources Administration that the Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 2012. Annual revenues for this contract are $28 million. We filed a formal protest which was denied. We are exploring all available options to challenge the contract award and the bid process, in order to retain this contract. We performed an interim analysis on the Workforce Services reporting unit during the first quarter of 2012 and concluded that its goodwill of $32.7 million was not impaired as of March 31, 2012. Our interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin, therefore further deterioration of this business could lead to an impairment in the future.

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

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. In the past we have had contracts that were terminated or not renewed. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Workforce Services training centers. As noted in the risk factor above, our WeCARE contract in our Workforce Services segment is currently at risk. Our Job Corps contracts are re-bid, regardless of operating performance, at least every five years and our Workforce Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, changes in the political environment, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future operating or development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. These contracts may not be renewed.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

	Exhibit	Description of Exhibit

	10	$375,000,000 Credit Agreement dated as of April 5, 2012 (incorporated by reference by Exhibit 10 to Form 8-K filed April 6, 2012).

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 7, 2012	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 7, 2012	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer