Form 10-Q
period 2012-06-30
RES CARE INC /KY/
filed 2012-08-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant’s telephone number, including area code:(502) 394-2100

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

Large accelerated filer: __ Accelerated filer: __ Non-accelerated filer: ✓ Smaller reporting company: __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                                              No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2012 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$33,298	$25,651
Accounts receivable, net of allowance for doubtful accounts of $9,282 in 2012 and $6,413 in 2011	225,321	221,089
Refundable income taxes	9,636	11,432
Deferred income taxes	14,928	13,668
Non-trade receivables	3,979	6,684
Prepaid expenses and other current assets	15,541	18,532
Total current assets	302,703	297,056
Property and equipment, net	82,348	84,893
Goodwill	273,378	267,697
Other intangible assets, net	314,402	314,954
Other assets	29,070	27,658
Total assets	$1,001,901	$992,258
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$38,809	$46,107
Accrued expenses	116,872	122,632
Current portion of long-term debt	10,195	4,540
Current portion of obligations under capital leases	78	89
Accrued income taxes	597	969
Total current liabilities	166,551	174,337
Long-term liabilities	55,659	55,200
Long-term debt	367,032	364,854
Obligations under capital leases	306	342
Deferred gains	225	300
Deferred income taxes	100,154	98,270
Total liabilities	689,927	693,303
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2012 and 2011	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2012 and 2011	—	—
Additional paid-in capital	242,535	240,509
Retained earnings	69,636	58,611
Accumulated other comprehensive loss	(147)	(176)
Total shareholder’s equity – Res-Care, Inc.	312,024	298,944
Noncontrolling interest	(50)	11
Total shareholder’s equity	311,974	298,955
Total liabilities and shareholder’s equity	$1,001,901	$992,258

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Revenues	$399,902	$399,092	$797,244	$785,176
Cost of services	301,342	299,548	600,232	592,933
Gross profit	98,560	99,544	197,012	192,243

Operating expenses:
Operational general and administrative	58,764	60,763	119,049	118,750
Corporate general and administrative	16,464	14,213	34,131	28,268
Total operating expenses	75,228	74,976	153,180	147,018

Operating income	23,332	24,568	43,832	45,225

Interest expense, net	8,142	10,597	18,350	21,363
Loss on extinguishment of debt	7,129	—	7,129	—
Income from continuing operations before income taxes	8,061	13,971	18,353	23,862
Income tax expense	3,252	3,977	7,389	7,038
Income from continuing operations	4,809	9,994	10,964	16,824
Loss from discontinued operations, net of tax	—	(3,060)	—	(6,216)
Net income	4,809	6,934	10,964	10,608
Net loss-noncontrolling interest	(31)	(36)	(61)	(68)
Net income-Res-Care, Inc.	4,840	6,970	11,025	10,676

Other comprehensive income:
Foreign currency translation adjustments	(132)	(405)	29	(311)
Comprehensive income attributable to Res-Care, Inc.	$4,708	$6,565	$11,054	$10,365

Total comprehensive income	$4,677	$6,529	$10,993	$10,297

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net income	$10,964	$10,608
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,349	10,035
Amortization of discount and deferred debt issuance costs	1,267	1,558
Share-based compensation	2,025	—
Deferred income taxes, net	624	2,597
Provision for losses on accounts receivable	2,885	3,475
Write down of assets held for sale	—	1,628
Loss on extinguishment of debt, net of original issue discount paid	6,400	—
Loss on sale of assets	95	175
Changes in operating assets and liabilities	(16,047)	(1,927)
Cash provided by operating activities	21,562	28,149
Cash flows from investing activities:
Purchases of property and equipment	(7,415)	(5,300)
Acquisitions of businesses, net of cash acquired	(8,662)	(8,645)
Proceeds from sale of assets	43	322
Cash used in investing activities	(16,034)	(13,623)
Cash flows from financing activities:
Long-term debt repayments	(168,866)	(31,424)
Long-term debt borrowings	175,000	—
Payments on obligations under capital leases	(46)	(46)
Funds contributed by co-investors	—	1,400
Debt issuance costs	(3,978)	(558)
Cash provided by (used in) financing activities	2,110	(30,628)

Effect of exchange rate changes on cash and cash equivalents	9	81

Increase (decrease) in cash and cash equivalents	7,647	(16,021)

Cash and cash equivalents at beginning of period	25,651	27,552

Cash and cash equivalents at end of period	$33,298	$11,531
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$39	$665
Forgiveness of management fees and promissory note in connection with an acquisition	$—	$2,328

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

Reclassification

Effective in the quarter ended June 30, 2011, we ceased providing international services within the Workforce Services operating segment. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the closure and sale of the international operations have been accounted for as discontinued operations in the Quarterly Report on Form 10-Q for the quarter ending June 30, 2011. Accordingly, the results of our international Workforce Services operations, loss on sale of the business and all exit costs have been classified as discontinued operations, net of taxes, for all periods presented, in the accompanying condensed consolidated statements of comprehensive income. Additional information regarding discontinued operations can be found in Note 10.

Certain immaterial reclassifications between segments, not affecting net income, have been made to 2011 amounts to conform to 2012 presentation.

Note 2.                   Onex Transaction

On November 16, 2010, an affiliate of Onex Partners III LP (“Purchaser”) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the “Onex Investors”) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis.  On December 22, 2010, upon completion of a share exchange and other reorganization transactions, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp., which in turn, is owned by the Onex Investors, certain co-investors and members of our management team.

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share. The purchase price allocation was finalized in 2011.

Note 3.                   Acquisitions

We completed two acquisitions within our Residential Services segment during the first six months of 2012. Aggregate consideration for these acquisitions was approximately $8.7 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition. Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$223
Other intangible assets	2,752
Goodwill	5,664
Other assets	62
Aggregate purchase price	$8,701

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $5.7 million of goodwill will be deductible for tax purposes.

Note 4.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the six months ended June 30, 2012 is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total

Balance at December 31, 2011	$147,648	$62,500	$24,829	$32,720	$267,697
Goodwill added through acquisitions	5,664	—	—	—	5,664
Other	17	—	—	—	17
Balance at June 30, 2012	$153,329	$62,500	$24,829	$32,720	$273,378

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 2012. Annual revenues for this contract are approximately $28 million. Our formal protest was denied and we filed two lawsuits in the second quarter of 2012 to challenge the contract award and the bid process. During the three months ended March 31, 2012, we considered this to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. That interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin.  During the three months ended June 30, 2012, we continued to monitor this reporting unit.  While operating results are still below original projected levels, we believe margins will improve in the second half of 2012 due to measures that have been implemented within this operation.  Based on our review of the three months ended June 30, 2012, we have concluded there were no impairment indicators  and no impairment of goodwill.  If our performance improvement measures are not successful, further deterioration of this business could lead to an impairment in the future.

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	December 31
	2012	2011

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan B due 2016, net of discount of $2.8 million in 2011	—	165,487
Senior secured Term Loan A due 2017	175,000	—
Senior secured revolving facility	—	—
Obligations under capital leases	384	431
Notes payable and other	2,227	3,907
	377,611	369,825
Less current portion	10,273	4,629
	$367,338	$365,196

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced the 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus 275 basis points. LIBOR is defined as having no minimum rate. The proceeds of the Term Loan A were used to refinance the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million for the three and six month periods ended June 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs and original issue discount.

Note 6.                   Income Taxes

The effective tax rates were 40.3% and 28.5% for the three months ended June 30, 2012 and 2011, respectively, and 40.3% and 29.5% for the six months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate relates primarily to the impact of jobs tax credits (not renewed for 2012) and an adjustment associated with the going private transaction costs, which is a discrete adjustment in the second quarter of 2011.  Renewal of the jobs tax credit is uncertain at this time.

Note 7.                   Financial Instruments

At June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.75% senior notes	$200,000	$220,000	$200,000	$205,750
Senior secured Term Loan B	—	—	165,487	159,044
Senior secured Term Loan A	175,000	172,375	—	—
Senior secured credit facility	—	—	—	—
Notes payable and other	2,227	2,179	3,907	3,823

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 8.                   Segment Information

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Corporate	Total
Three months ended June 30:
2012
Revenues	$219,657	$83,716	$45,042	$51,487	$—	$399,902
Operating income (loss) (1)	28,431	5,376	3,602	2,354	(16,431)	23,332
Total assets	530,249	177,650	104,677	81,668	107,657	1,001,901
Capital expenditures	1,102	171	25	105	1,751	3,154
Depreciation and amortization	3,281	619	346	309	2,149	6,704

2011
Revenues	$212,489	$79,427	$46,583	$60,593	$—	$399,092
Operating income (loss) (1)	23,905	5,629	4,473	4,712	(14,151)	24,568
Total assets	380,816	284,979	111,842	101,960	83,519	963,116
Capital expenditures	1,259	67	56	691	1,146	3,219
Depreciation and amortization	2,692	532	266	325	1,185	5,000

Six months ended June 30:
2012
Revenues	$437,966	$167,363	$91,599	$100,316	$—	$797,244
Operating income (loss) (1)	56,588	10,177	6,871	4,302	(34,106)	43,832
Capital expenditures	2,361	640	112	175	4,127	7,415
Depreciation and amortization	6,547	1,200	697	614	4,291	13,349

2011
Revenues	$418,828	$158,080	$91,664	$116,604	$—	$785,176
Operating income (loss) (1)	45,919	10,939	7,566	9,169	(28,368)	45,225
Capital expenditures	2,320	184	100	804	1,892	5,300
Depreciation and amortization	5,299	1,077	559	685	2,344	9,964

(1)              Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 9.                   Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our financial condition, results of operations or cash flows.

We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described below because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Nevertheless, it is reasonably possible that the outcome of these matters may have a material adverse effect on our financial condition, results of operations or cash flows or may affect our reputation.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the remaining issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. Ruling on various post trial motions, on February 19, 2010, the New Mexico trial court judge reduced the jury award to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary or its employees and that both the compensatory and punitive amounts awarded are excessive and contradict various United States Supreme Court and New Mexico Supreme Court decisions which would warrant a new trial or, in the alternative, would limit the amount of damages awarded to a significantly lower amount. We, as well as the plaintiffs, have appealed and we will continue to defend this matter vigorously. Oral arguments before the Court of Appeals were held on November 15, 2011. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

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

There were no additional charges related to the closure and sale activities noted above for the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, a liability of $0.4 million and $0.6 million for the vendor and customer claims associated with the Netherlands and Germany closures is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Summarized financial information for the discontinued operations for the three and six months ended June 30, 2011, is set forth below:

	Three	Six
	Months	Months
	Ended	Ended
	June 30	June 30
	2011	2011

Revenues	$1,756	$4,465
Cost of services	2,592	5,688

Gross loss	(836)	(1,223)

Operational general and administrative expense(1)	(1,606)	(5,107)
Other expense(2)	(2,210)	(2,148)
Interest expense, net	(51)	(117)
Loss from discontinued operations, before income taxes	(4,703)	(8,595)
Income tax benefit	1,643	2,379
Loss from discontinued operations, net of tax	$(3,060)	$(6,216)

__________

(1)       The six months ended June 30, 2011 includes a $1.4 million charge in connection with the closures of the Netherlands and Germany operations, which was recorded in the three months ended March 31, 2011.

(2)       The quarter and six months ended June 30, 2011 includes a $2.2 million charge for adjusting assets and liabilities to their net realizable value due to the sale of the operations in the United Kingdom on July 1, 2011. The balance remaining for 2011 periods, as well as all of the 2010 periods, represents other miscellaneous income.

Note 11.                 Noncontrolling Interest

As of June 30, 2012, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$182
Net loss-noncontrolling interest	(171)
Noncontrolling interest as of December 31, 2011	11
Net loss-noncontrolling interest	(61)
Noncontrolling interest as of June 30, 2012	$(50)

Note 12.                 Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations or cash flows.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$27,335	$3,526	$2,437	$—	$33,298
Accounts receivable, net	25,499	199,459	363	—	225,321
Refundable income taxes	9,636	—	—	—	9,636
Deferred income taxes	14,928	—	—	—	14,928
Non-trade receivables	1,506	2,288	185	—	3,979
Prepaid expenses and other current assets	6,740	8,540	261	—	15,541
Total current assets	85,644	213,813	3,246	—	302,703

Property and equipment, net	44,407	37,459	482	—	82,348
Goodwill	237,170	30,903	5,305	—	273,378
Other intangible assets, net	304,944	9,458	—	—	314,402
Investment in subsidiaries	911,832	41,782	—	(953,614)	—
Other assets	25,962	3,092	16	—	29,070
Total assets	$1,609,959	$336,507	$9,049	$(953,614)	$1,001,901

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,434	$17,328	$47	$—	$38,809
Accrued expenses	59,730	56,303	839	—	116,872
Current portion of long-term debt	8,750	1,434	2,018	(2,007)	10,195
Current portion of obligations under capital leases	—	78	—	—	78
Accrued income taxes	715	—	(118)	—	597
Total current liabilities	90,629	75,143	2,786	(2,007)	166,551

Intercompany	685,146	(616,144)	(71,009)	2,007	—
Long-term liabilities	55,526	133	—	—	55,659
Long-term debt	366,250	782	—	—	367,032
Obligations under capital leases	—	306	—	—	306
Deferred gains	225	—	—	—	225
Deferred income taxes	100,159	—	(5)	—	100,154
Total liabilities	1,297,935	(539,780)	(68,228)	—	689,927

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	242,535	476,811	125,103	(601,914)	242,535
Retained earnings	69,636	399,476	(47,128)	(352,348)	69,636
Accumulated other comprehensive (loss) income	(147)	—	(648)	648	(147)
Total shareholder’s equity-Res-Care, Inc.	312,024	876,287	77,327	(953,614)	312,024

Noncontrolling interest	—	—	(50)	—	(50)

Total shareholder’s equity	312,024	876,287	77,277	(953,614)	311,974
Total liabilities and shareholder’s equity	$1,609,959	$336,507	$9,049	$(953,614)	$1,001,901

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$16,733	$6,547	$2,371	$—	$25,651
Accounts receivable, net	22,947	197,925	217	—	221,089
Refundable income taxes	11,432	—	—	—	11,432
Deferred income taxes	13,668	—	—	—	13,668
Non-trade receivables	752	5,650	282	—	6,684
Prepaid expenses and other current assets	8,556	9,738	238	—	18,532
Total current assets	74,088	219,860	3,108	—	297,056

Property and equipment, net	45,827	38,628	438	—	84,893
Goodwill	237,076	25,338	5,283	—	267,697
Other intangible assets, net	307,566	7,388	—	—	314,954
Investment in subsidiaries	827,281	41,782	—	(869,063)	—
Other assets	24,548	3,079	31	—	27,658
Total assets	$1,516,386	$336,075	$8,860	$(869,063)	$992,258

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$26,293	$19,697	$117	$—	$46,107
Accrued expenses	64,061	57,607	964	—	122,632
Current portion of long-term debt	1,700	2,704	2,143	(2,007)	4,540
Current portion of obligations under capital leases	—	89	—	—	89
Accrued income taxes	1,051	—	(82)	—	969
Total current liabilities	93,105	80,097	3,142	(2,007)	174,337

Intercompany	606,864	(537,240)	(71,631)	2,007	—
Long-term liabilities	55,112	88	—	—	55,200
Long-term debt	363,786	1,068	—	—	364,854
Obligations under capital leases	—	342	—	—	342
Deferred gains	300	—	—	—	300
Deferred income taxes	98,275	—	(5)	—	98,270
Total liabilities	1,217,442	(455,645)	(68,494)	—	693,303

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	240,509	476,808	125,106	(601,914)	240,509
Retained earnings	58,611	314,912	(46,986)	(267,926)	58,611
Accumulated other comprehensive (loss) income	(176)	—	(777)	777	(176)
Total shareholder’s equity-Res-Care, Inc.	298,944	791,720	77,343	(869,063)	298,944

Noncontrolling interest	—	—	11	—	11

Total shareholder’s equity	298,944	791,720	77,354	(869,063)	298,955
Total liabilities and shareholder’s equity	$1,516,386	$336,075	$8,860	$(869,063)	$992,258

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,473	$336,609	$820	$—	$399,902

Operating expenses	68,154	307,545	871	—	376,570
Operating (loss) income	(5,681)	29,064	(51)		23,332

Other (income) expenses:
Interest, net	8,132	13	(3)	—	8,142
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(17,311)	(40)	—	17,351	—
Total other expenses (income)	(2,050)	(27)	(3)	17,351	15,271

(Loss) income before income taxes	(3,631)	29,091	(48)	(17,351)	8,061
Income tax (benefit) expense	(8,440)	11,712	(20)	—	3,252
Net income (loss)	4,809	17,379	(28)	(17,351)	4,809
Net loss – noncontrolling interest	—	—	(31)	—	(31)
Net income (loss) – Res-Care, Inc.	$4,809	$17,379	$3	$(17,351)	$4,840

Other comprehensive income (loss):
Foreign currency translation adjustments	(132)	—	(132)	132	(132)
Comprehensive income (loss) attributable to Res-Care, Inc.	$4,677	$17,379	$(129)	$(17,219)	$4,708

Total comprehensive income	$4,677	$17,379	$(160)	$(17,219)	$4,677

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$127,315	$668,372	$1,557	$—	$797,244

Operating expenses	139,171	612,511	1,730	—	753,412
Operating (loss) income	(11,856)	55,861	(173)	—	43,832

Other (income) expenses:
Interest, net	18,436	(81)	(5)	—	18,350
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(33,320)	(84)	—	33,404	—
Total other expenses (income)	(7,755)	(165)	(5)	33,404	25,479

(Loss) income before income taxes	(4,101)	56,026	(168)	(33,404)	18,353
Income tax (benefit) expense	(15,065)	22,522	(68)	—	7,389
Net income (loss)	10,964	33,504	(100)	(33,404)	10,964
Net loss – noncontrolling interest	—	—	(61)	—	(61)
Net income (loss) – Res-Care, Inc.	$10,964	$33,504	$(39)	$(33,404)	$11,025

Other comprehensive income (loss):
Foreign currency translation adjustments	29	—	29	(29)	29
Comprehensive income (loss) attributable to Res-Care, Inc.	$10,993	$33,504	$(10)	$(33,433)	$11,054

Total comprehensive income	$10,993	$33,504	$(71)	$(33,433)	$10,993

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,658	$334,042	$392	$—	$399,092

Operating expenses	69,306	303,675	1,543	—	374,524
Operating (loss) income	(4,648)	30,367	(1,151)	—	24,568

Other (income) expenses:
Interest, net	10,607	(6)	(4)	—	10,597
Equity in earnings of subsidiaries	(19,035)	—	—	19,035	—
Total other expenses (income)	(8,428)	(6)	(4)	19,035	10,597

Income (loss) before income taxes	3,780	30,373	(1,147)	(19,035)	13,971
Income tax (benefit) expense	(3,154)	6,734	397	—	3,977
Income (loss) from continuing operations	6,934	23,639	(1,544)	(19,035)	9,994
Loss from discontinued operations, net of tax	—	—	(3,060)	—	(3,060)
Net income (loss)	6,934	23,639	(4,604)	(19,035)	6,934
Net loss – noncontrolling interest	—	—	(36)	—	(36)
Net income (loss) – Res-Care, Inc.	$6,934	$23,639	$(4,568)	$(19,035)	$6,970

Other comprehensive income (loss):
Foreign currency translation adjustments	(405)	—	(291)	291	(405)
Comprehensive income (loss) attributable to Res-Care, Inc.	$6,529	$23,639	$(4,859)	$(18,744)	$6,565

Total comprehensive income	$6,529	$23,639	$(4,895)	$(18,744)	$6,529

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$127,915	$656,059	$1,202	$—	$785,176

Operating expenses	136,308	601,336	2,307	—	739,951
Operating (loss) income	(8,393)	54,723	(1,105)	—	45,225

Other (income) expenses:
Interest, net	21,425	(56)	(6)	—	21,363
Equity in earnings of subsidiaries	(31,630)	—	—	31,630	—
Total other expenses (income)	(10,205)	(56)	(6)	31,630	21,363

Income (loss) before income taxes	1,812	54,779	(1,099)	(31,630)	23,862
Income tax (benefit) expense	(8,796)	16,158	(324)	—	7,038
Income (loss) from continuing operations	10,608	38,621	(775)	(31,630)	16,824
Loss from discontinued operations, net of tax	—	—	(6,216)	—	(6,216)
Net income (loss)	10,608	38,621	(6,991)	(31,630)	10,608
Net loss – noncontrolling interest	—	—	(68)	—	(68)
Net income (loss) – Res-Care, Inc.	$10,608	$38,621	$(6,923)	$(31,630)	$10,676

Other comprehensive income (loss):
Foreign currency translation adjustments	(311)	—	(311)	311	(311)
Comprehensive income (loss) attributable to Res-Care, Inc.	$10,297	$38,621	$(7,234)	$(31,319)	$10,365

Total comprehensive income	$10,297	$38,621	$(7,302)	$(31,319)	$10,297

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$10,964	$33,504	$(100)	$(33,404)	$10,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,107	4,153	89	—	13,349
Amortization of discount and deferred debt issuance costs	1,267	—	—	—	1,267
Share-based compensation	2,025	—	—	—	2,025
Deferred income taxes, net	624	—	—	—	624
Provision for losses on accounts receivable	417	2,468	—	—	2,885
Write down of assets held for sale	—	—	—	—	—
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—	6,400
Loss on sale of assets	—	95	—	—	95
Equity in earnings of subsidiaries	(33,320)	(84)	—	33,404	—
Changes in operating assets and liabilities	137,417	(70,716)	(82,748)	—	(16,047)
Cash provided by (used in) operating activities	134,901	(30,580)	(82,759)	—	21,562
Cash flows from investing activities:
Purchases of property and equipment	(4,942)	(2,340)	(133)	—	(7,415)
Acquisitions of businesses, net of cash acquired	—	(8,662)	—	—	(8,662)
Proceeds from sale of assets	—	43	—	—	43
Cash used in investing activities	(4,942)	(10,959)	(133)	—	(16,034)
Cash flows from financing activities:
Long-term debt repayments	(167,447)	(1,294)	(125)	—	(168,866)
Long-term debt borrowings	175,000	—	—	—	175,000
Debt issuance costs	(3,978)	—	—	—	(3,978)
Payments on obligations under capital leases	—	(46)	—	—	(46)
Net payments relating to intercompany financing	(122,932)	39,849	83,083	—	—
Cash (used in) provided by financing activities	(119,357)	38,509	82,958	—	2,110
Effect of exchange rate changes on cash and cash equivalents	—	9	—	—	9
Increase (decrease) in cash and cash equivalents	10,602	(3,021)	66	—	7,647

Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$27,335	$3,526	$2,437	$—	$33,298

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$10,608	$38,621	$(6,991)	$(31,630)	$10,608
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,040	3,895	100	—	10,035
Amortization of discount and deferred debt issuance costs	1,558	—	—	—	1,558
Deferred income taxes, net	2,600	—	(3)	—	2,597
Provision for losses on accounts receivable	3,625	(170)	20	—	3,475
Write down of assets held for sale	2,808	—	(1,180)	—	1,628
Loss on sale of assets	—	175	—	—	175
Equity in earnings of subsidiaries	(31,630)	—	—	31,630	—
Changes in operating assets and liabilities	25,245	(30,193)	3,021	—	(1,927)
Cash provided by (used in) operating activities	20,854	12,328	(5,033)	—	28,149
Cash flows from investing activities:
Purchases of property and equipment	(26,786)	21,255	231	—	(5,300)
Acquisitions of businesses, net of cash acquired	—	(8,645)	—	—	(8,645)
Proceeds from sale of assets	—	322	—	—	322
Cash (used in) provided by investing activities	(26,786)	12,932	231	—	(13,623)
Cash flows from financing activities:
Long-term debt (repayments) borrowings	(33,633)	2,173	36	—	(31,424)
Short-term borrowings (repayments)–three months or less, net	987	(987)	—	—	—
Payments on obligations under capital leases	—	(46)	—	—	(46)
Funds contributed by co-investors	1,400	—	—	—	1,400
Debt issuance costs	(558)	—	—	—	(558)
Net payments relating to intercompany financing	30,156	(30,489)	333	—	—
Cash (used in) provided by financing activities	(1,648)	(29,349)	369	—	(30,628)
Effect of exchange rate changes on cash and cash equivalents	—	68	13	—	81
Decrease in cash and cash equivalents	(7,580)	(4,021)	(4,420)	—	(16,021)

Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$3,504	$5,804	$2,223	$—	$11,531

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

Onex Transaction

As more fully described in our 2011 Annual Report on Form 10-K, on November 16, 2010, an affiliate of Onex Partners III LP (“Purchaser”) purchased 21,044,765 shares of ResCare common stock in a tender offer. Upon the completion of the tender offer, affiliates of Onex Corporation (the “Onex Investors”) beneficially owned 87.4% of the issued and outstanding shares of ResCare’s common stock on an as-converted basis. On December 22, 2010, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp., which in turn, is owned by the Onex Investors, certain co-investors and members of our management team.

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

Revenues for our Residential Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, generally not-for-profit providers who contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis.

Reimbursement varies by state and service type, and may be based on a variety of methods including flat-rate, cost-based reimbursement, per person per diem, or unit-of-service basis. Rates are periodically adjusted based upon state budgets or economic conditions and their impact on state budgets. At programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. For most programs that we operate pursuant to management contracts, the management fee is negotiated with the provider of record. Through ResCare HomeCare, we also provide in-home services to seniors on a private pay basis. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2011 Annual Report on Form 10-K filed February 16, 2012. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the six months ended June 30, 2012, there have been no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30				June 30
	2012		2011		2012		2011
	(Dollars in thousands)
Revenues:
Residential Services	$219,657		$212,489		$437,966		$418,828
ResCare HomeCare	83,716		79,427		167,363		158,080
Youth Services	45,042		46,583		91,599		91,664
Workforce Services (1)	51,487		60,593		100,316		116,604
Consolidated	$399,902		$399,092		$797,244		$785,176

Operating income:
Residential Services	$28,431		$23,905		$56,588		$45,919
ResCare HomeCare	5,376		5,629		10,177		10,939
Youth Services	3,602		4,473		6,871		7,566
Workforce Services (1)	2,354		4,712		4,302		9,169
Corporate (2)	(16,431)		(14,151)		(34,106)		(28,368)
Consolidated	$23,332		$24,568		$43,832		$45,225

Operating margin:
Residential Services	12.9%		11.2%		12.9%		11.0%
ResCare HomeCare	6.4%		7.1%		6.1%		6.9%
Youth Services	8.0%		9.6%		7.5%		8.3%
Workforce Services (1)	4.6%		7.8%		4.3%		7.9%
Corporate (2)	(4.1%	)	(3.5%	)	(4.3%	)	(3.6%	)
Consolidated	5.8%		6.2%		5.5%		5.8%

(1)       Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2012 increased $0.8 million and $12.1 million, or 0.2% and 1.5%, respectively, from the same periods in 2011. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2012, was $23.3 million compared to operating income of $24.6 million from the same period in 2011. Consolidated operating margins were 5.8% and 6.2% for the quarterly periods in 2012 and 2011, respectively. The decrease in operating income and margin primarily resulted from margin erosion in our Workforce Services business, as well as higher depreciation expense, share-based compensation expense and workers’ compensation insurance expense in our corporate general and administrative expenses.

Consolidated operating income for the six months ended June 30, 2012 was $43.8 million compared to $45.2 million for the same period in 2011. Consolidated operating margins were 5.5% and 5.8% for the six month periods in 2012 and 2011, respectively.

Net interest expense decreased $2.5 million for the second quarter of 2012 and $3.0 million for the six months ended June 30, 2012, compared to the same periods in 2011. The decreases were due primarily to lower rates from the new senior secured credit facility that closed during the quarter.   The 2012 second quarter and six month periods also include $7.1 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 5 to the Notes to the Condensed Consolidated Financial Statements. Our effective income tax rate for the six months ended June 30, 2012 was 40.3% as compared to 29.5% over the same period in 2011. The 2012 rate was negatively impacted by the expiration of jobs tax credits.  Renewal of the jobs tax credit is uncertain at this time.

Residential Services

Residential Services revenues for the quarter ended June 30, 2012 increased $7.2 million, or 3.4%, over the same period in 2011 due primarily to acquisition growth of $4.4 million and organic growth of $2.8 million. Residential Services revenues for the six months ended June 30, 2012 increased $19.1 million, or 4.6%, over the same period in 2011 due primarily to acquisition growth of $12.8 million and organic growth of $6.3 million.  Operating margins increased to 12.9% for the quarter and six months ended June 30, 2012 compared to 11.2% and 11.0%, respectively, for the same periods in 2011 due primarily to growth and effective management of labor and controllable costs.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended June 30, 2012 increased $4.3 million, or 5.4%, over the same period in 2011due primarily to acquisition growth of $7.0 million, which was partially offset by rate and service cuts of $2.8 million in certain states. Operating margins decreased to 6.4% for the quarter ended June 30, 2012 from to 7.1% for the same period in 2011due primarily to higher bad debt expense of $0.5 million.  Revenues for the six months ended June 30, 2012 increased $9.3 million, or 5.9%, over the same period in 2011 due primarily to acquisition growth of $14.0 million, which was partially offset by rate and service cuts of $4.7 million in certain states. Operating margins decreased to 6.1% for the six months ended June 30, 2012 from to 6.9% for the same period in 2011 due primarily to higher bad debt expense of $1.0 million.

Youth Services

Youth Services revenues for the quarter ended June 30, 2012 decreased $1.5 million, or 3.3%, from the same period of 2011, due primarily to decreases in our Education ($0.7 million) and Job Corps ($0.5 million) reporting units. Revenue for the six months ended June 30, 2012 was flat compared to the same period in 2011.  Operating margins were 8.0% and 7.5% for the quarter and six month periods ended June 30, 2012, compared to 9.6% and 8.3%, respectively, for the same periods in 2011.  The reduction in operating margins was due primarily to higher general and administrative expenses in our Residential Youth reporting unit.

Workforce Services

Workforce Services revenues for the quarter ended June 30, 2012 decreased $9.1 million, or 15.0%, from the same period in 2011 due primarily to contract performance issues of $7.2 million and lost contracts of $3.8 million, which were partially offset by contract wins of $2.0 million. Operating margins decreased to 4.6% for the quarter ended June 30, 2012 from 7.8% for the same period in 2011 due primarily to contract performance issues in certain contracts.  Revenues for the six months ended June 30, 2012 decreased $16.3 million, or 14.0%, from the same period in 2011 due primarily to contract performance issues of $11.5 million and lost contracts of $9.0 million, which were partially offset by contract wins of $4.1 million.  Operating margins decreased to 4.3% for the six months ended June 30, 2012 from 7.9% for the same period in 2011 due primarily to contract performance issues of $4.1 million in certain contracts and $1.1 million from contract losses.

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 2012. Annual revenues for this contract are approximately $28 million. Our formal protest was denied and we filed two lawsuits in the second quarter of 2012 to challenge the contract award and the bid process. During the three months ended March 31, 2012, we considered this to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. That interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin.  During the three months ended June 30, 2012, we continued to monitor this reporting unit.  While operating results are still below original projected levels, we believe margins will improve in the second half of 2012 due to measures that have been implemented within this operation.  Based on our review of the three months ended June 30, 2012, we have concluded there were no impairment indicators and no impairment of goodwill.  If our performance improvement measures are not successful, further deterioration of this business could lead to an impairment in the future.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses for the second quarter ended June 30, 2012 increased $2.3 million compared to the same period in 2011 due primarily to an increase in depreciation expense ($0.9 million), share-based compensation expense ($0.8 million) and workers compensation insurance ($1.6 million), which were partially offset by a decrease in professional services expense ($0.9 million).   Total expenses for the six months ended June 30, 2012 increased $5.7 million compared to the same period in 2011 due primarily to an increase in depreciation expense ($1.9 million), share-based compensation expense ($2.0 million), incentive compensation accruals ($0.6) and workers’ compensation insurance ($1.8 million), which were partially offset by a decrease in professional services expense ($0.7 million).

Financial Condition, Liquidity and Capital Resources

Total assets increased $9.6 million, or 1.0%, at June 30, 2012 over balances at December 31, 2011. This was primarily a result of an increase in goodwill from 2012 acquisitions.

Cash and cash equivalents were $33.3 million at June 30, 2012, as compared to $25.7 million at December 31, 2011. Cash provided from operations for the six months ended June 30, 2012 was $21.6 million compared to $28.1 million for the six months ended June 30, 2011.

Net accounts receivable at June 30, 2012 increased to $225.3 million, compared to $221.1 million at December 31, 2011. Days of revenue in net accounts receivable were 49.5 days at June 30, 2012, compared with 49.0 days at December 31, 2011.

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

Our investing activities at June 30, 2012 increased $2.4 million over the same period in 2011 primarily due to purchases of property and equipment. We used $8.7 million on business acquisitions during the first six months of 2012 compared to $8.6 million during the same period of 2011.

Our financing activities included net proceeds of debt and capital lease obligations of $6.1 million for the first six months of 2012, which included proceeds of $175 million related to the new term loan (the “Term Loan A”) and the payoff of $168.3 million related to the old term loan (the “Term Loan B”), both of which are discussed below.  This compares to a net payment of debt and capital lease obligations of $31.5 million for the same period in 2011. During 2012, we have paid $4.0 million in debt issuance costs due to the entering into of a new senior secured credit facility (the “Credit Agreement”) on April 5, 2012.  In January 2011 we paid the remainder due of $30.5 million on the 7.75% Senior Notes due October 2013. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

On December 22, 2010, we issued $200 million of 10.75% Senior Notes due January 15, 2019 in a private placement to qualified institutional buyers under the Securities Act of 1933. The Senior Notes, which had an issue price of 100% of the principal amount, are unsecured obligations ranking equal to existing and future debt and are subordinate to existing and future secured debt. The effective interest rate for these notes is approximately 10.75%. Proceeds were used to fund the redemption of $120 million of our 7.75% Senior Notes tendered by the holders. The remaining $30 million of the 7.75% Senior Notes were satisfied and discharged in January 2011 by delivering to the trustee amounts sufficient to pay the applicable redemption price.  The Senior Notes are jointly, severally, fully and unconditionally guaranteed, subject to certain automatic customary release provisions, by our domestic subsidiaries.

On December 22, 2010, we amended our senior secured revolving credit facility. The aggregate amount available under that revolving credit facility was $275 million until July 28, 2013, after which the revolving credit facility was to be extended until December 22, 2015 and the aggregate available amount reduced to $240 million. On December 22, 2010, we also issued a $170 million senior secured Term Loan B due December 22, 2016, at a discounted price of 98% with realized net proceeds of $166.6 million.

As noted above, on April 5, 2012, we entered into a new “Credit Agreement” in an aggregate principal amount of $375 million, which replaced the 2010 senior secured credit facility and the Term Loan B. The new Credit Agreement consists of the Term Loan A in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus 275 basis points. LIBOR is defined as having no minimum rate. The proceeds of the Term Loan A were used to prepay our Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.  We recorded a loss on extinguishment of debt of $7.1 million for the three and six month periods ended June 30, 2012 associated with replacement of the 2010 revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs and original issue discount.

As of June 30, 2012, we had irrevocable standby letters of credit in the principal amount of $60.4 million issued primarily in connection with our insurance programs. As of June 30, 2012, we had $139.6 million available under the new Revolving Facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of June 30, 2012, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of June 30, 2012. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at June 30, 2012, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. We believe our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of June 30, 2012 and December 31, 2011.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                 Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K filed February 16, 2012 and our first quarter 2012 Form 10-Q.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not applicable.

Item 5.                    Other Information

On July 31, 2012, the board of directors of Res-Care, Inc. designated Roderick D. Purdy as an executive officer.  Mr. Purdy, age 56, joined ResCare as Chief Human Resources Officer on September 6, 2011.  He had previously served as Vice President of Human Resources at Kimberly-Clark, a family and personal care product distributor, from 2007 until 2011. Mr. Purdy began his career at General Electric in 1982, where he served for 12 years.  He subsequently held human resources positions of increasing responsibility at Aetna, Prudential Healthcare, Pfizer/Warner, Cadbury Schweppes and Kimberly-Clark.

The material terms of Mr. Purdy’s employment agreement with ResCare are summarized below.

Position:  Chief Human Resources Officer

Term:   September 5, 2011 to December 31, 2015.  Automatically renews for successive one-year terms unless either the Company or Mr. Purdy provides notice of intent to terminate the agreement at least 60 days before the end of the then-current term.

Base Salary:  Mr. Purdy’s base salary is initially $250,000.  The base salary may be adjusted from time to time to reflect changes in his responsibilities or market conditions.

Incentive Bonus:  Mr. Purdy is eligible to earn incentive compensation in accordance with the Res-Care, Inc. Non-Equity Incentive Plan.  The Company must meet or exceed 90% of its annual EBITDA target in order to pay any bonus.  Mr. Purdy is eligible for a bonus of up to a total of 100% of his base salary.   A maximum of 70% of the bonus is based on the Company’s EBITDA and a maximum of 30% is based on the performance of the human resources department he oversees.  The department performance criteria and the relative weights assigned to those criteria are also established annually by the Company’s Talent and Executive Compensation Committee.

Stock Option Awards:  On March 15, 2012, Mr. Purdy received awards of 71 Primary Stock Options and 48 Extra Stock options under The Onex Rescare Holdings Corporation Stock Option Plan.  The Plan provides for awards of options to purchase stock of Onex Rescare Holdings Corporation (“Holdings”), ResCare’s corporate parent.

The exercise price of the Primary Stock Options is $5,000 per share, the valuation of Holdings on the grant date. Primary Stock Options vest 20% per year from the grant date and may be exercised only if the growth in equity value per share at the time of exercise exceeds a 10% annual compound annual growth rate from the date of the Onex acquisition. In determining whether the growth milestone has been achieved, the equity value per share of Holdings is valued at (i) the share price in a public market following an initial public offering; (ii) the valuation implied by an offering to buy Holdings, or (iii) 5.5 times EBITDA for the trailing twelve month period.

The exercise price of the Extra Stock Options is also $5,000 per share. Extra Stock Options vest immediately upon grant, but can be exercised only if the equity value per share exceeds three times the equity value per share on the date of the Onex acquisition. The valuation method is the same as that for Primary Stock Options.

Termination:    If Mr. Purdy’s employment agreement is terminated without cause by ResCare or is terminated because ResCare elects not to renew the employment agreement, he is entitled to receive his base salary for 12 months after termination. If he voluntarily terminates his employment, elects not to renew the employment agreement at the end of its term, dies, or is terminated for cause, Mr. Purdy will receive his salary through the date of termination. In all of these cases, he is entitled to receive any earned but unpaid incentive bonus for any calendar year ending before termination.

If Mr. Purdy’s employment is terminated because of disability, upon expiration of his paid time off and emergency leave reserve, both as defined in the employment agreement, Mr. Purdy will continue to receive base salary until the earlier of the termination of the agreement or the commencement of disability benefits under the benefit plan. In addition, if the agreement terminates because of commencement of disability benefits and the disability benefits do not equal 100% of base salary, Mr. Purdy will receive the difference between base salary and the disability payment until the agreement terminates due to disability as provided in the agreement. The executive would also receive any earned but unpaid incentive bonus for a calendar year ending before termination.

Restrictive covenants:     Mr. Purdy agrees not to compete with ResCare during employment and for 12 months after termination of his employment.  He also agrees to maintain confidentiality of ResCare’s information and not to disparage ResCare or its employees.

Item 6.                    Exhibits

	Exhibit	Description of Exhibit

	10.1	$375,000,000 Credit Agreement dated as of April 5, 2012 (incorporated by reference by Exhibit 10 to Form 8-K filed April 6, 2012).

*	10.2	Employment Agreement, as amended, between Res-Care, Inc. and Roderick D. Purdy dated as of March 15, 2012.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 6, 2012	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 6, 2012	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer