Form 10-Q
period 2012-09-30
RES CARE INC /KY/
filed 2012-11-01
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12-b of the Act (Check one):

Large accelerated filer: __ Accelerated filer: __ Non-accelerated filer: ✓ Smaller reporting company: __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2012 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2012 and 2011; Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements – September 30, 2012	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,084	$25,651
Accounts receivable, net of allowance for doubtful accounts of $10,604 in 2012 and $6,413 in 2011	222,786	221,089
Refundable income taxes	7,546	11,432
Deferred income taxes	17,181	13,668
Non-trade receivables	3,404	6,684
Prepaid expenses and other current assets	18,243	18,532
Total current assets	298,244	297,056
Property and equipment, net	81,386	84,893
Goodwill	281,569	267,697
Other intangible assets, net	318,635	314,954
Other assets	27,811	27,658
Total assets	$1,007,645	$992,258
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$34,746	$46,107
Accrued expenses	111,513	122,632
Current portion of long-term debt	9,899	4,540
Current portion of obligations under capital leases	74	89
Accrued income taxes	1,318	969
Total current liabilities	157,550	174,337
Long-term liabilities	55,957	55,200
Long-term debt	364,822	364,854
Obligations under capital leases	288	342
Deferred gains	188	300
Deferred income taxes	103,405	98,270
Total liabilities	682,210	693,303
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2012 and 2011	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2012 and 2011	—	—
Additional paid-in capital	243,455	240,509
Retained earnings	81,936	58,611
Accumulated other comprehensive income (loss)	118	(176)
Total shareholder’s equity – Res-Care, Inc.	325,509	298,944
Noncontrolling interest	(74)	11
Total shareholder’s equity	325,435	298,955
Total liabilities and shareholder’s equity	$1,007,645	$992,258

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Revenues	$396,838	$396,267	$1,194,082	$1,181,443
Cost of services	296,202	297,555	896,434	890,488
Gross profit	100,636	98,712	297,648	290,955

Operating expenses:
Operational general and administrative	57,364	56,068	176,413	174,818
Corporate general and administrative	14,774	11,256	48,905	39,524
Total operating expenses	72,138	67,324	225,318	214,342

Operating income	28,498	31,388	72,330	76,613

Interest expense, net	7,951	10,394	26,301	31,757
Loss on extinguishment of debt	—	—	7,129	—
Income from continuing operations before income taxes	20,547	20,994	38,900	44,856
Income tax expense	8,271	7,361	15,660	14,399
Income from continuing operations	12,276	13,633	23,240	30,457
Income from discontinued operations, net of tax	—	16,657	—	10,441
Net income	12,276	30,290	23,240	40,898
Net loss-noncontrolling interest	(24)	(57)	(85)	(125)
Net income-Res-Care, Inc.	12,300	30,347	23,325	41,023

Other comprehensive income:
Foreign currency translation adjustments	265	(374)	294	(685)
Comprehensive income attributable to Res-Care, Inc.	$12,565	$29,973	$23,619	$40,338

Total comprehensive income	$12,541	$29,916	$23,534	$40,213

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2012	2011
Cash flows from operating activities:
Net income	$23,240	$40,898
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,010	14,219
Amortization of discount and deferred debt issuance costs	2,091	2,256
Share-based compensation	2,945	—
Deferred income taxes, net	1,622	4,272
Provision for losses on accounts receivable	4,237	4,962
Write down of assets held for sale	—	1,642
Loss on extinguishment of debt, net of original issue discount paid	6,400	—
Loss on sale of assets	76	378
Changes in operating assets and liabilities	(22,807)	(25,252)
Cash provided by operating activities	37,814	43,375
Cash flows from investing activities:
Purchases of property and equipment	(11,324)	(9,133)
Acquisitions of businesses, net of cash acquired	(22,077)	(17,803)
Proceeds from sale of assets	80	217
Cash used in investing activities	(33,321)	(26,719)
Cash flows from financing activities:
Long-term debt repayments	(172,077)	(33,176)
Long-term debt borrowings	175,000	—
Payments on obligations under capital leases	(69)	(70)
Funds contributed by co-investors	—	1,400
Debt issuance costs	(4,007)	(561)
Cash used in financing activities	(1,153)	(32,407)
Effect of exchange rate changes on cash and cash equivalents	93	(137)
Increase (decrease) in cash and cash equivalents	3,433	(15,888)
Cash and cash equivalents at beginning of period	25,651	27,552
Cash and cash equivalents at end of period	$29,084	$11,664
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$739	$1,282
Forgiveness of management fees and promissory note in connection with an acquisition	$—	$2,718

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

Note 1.                   Basis of Presentation

Res-Care, Inc. is a human services company that provides residential, therapeutic, job training and educational supports to people with developmental or other disabilities, youth with special needs, adults who are experiencing barriers to employment, and older people who need home care assistance. All references in this Quarterly Report on Form 10-Q to “ResCare”, “Company”, “our company”, “we”, “us” or “our” mean Res-Care, Inc. and, unless the context otherwise requires, its consolidated subsidiaries.

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

Note 3.                   Acquisitions

We completed four acquisitions within our Residential Services and ResCare HomeCare segments during the first nine months of 2012. Aggregate consideration for these acquisitions was approximately $22.8 million, including $0.7 million of notes issued. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition. Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$340
Other intangible assets	8,677
Goodwill	13,691
Other assets	107
Aggregate purchase price	$22,815

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $13.7 million of goodwill will be deductible for tax purposes.

Note 4.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A summary of changes to goodwill during the nine months ended September 30, 2012 is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total

Balance at December 31, 2011	$147,648	$62,500	$24,829	$32,720	$267,697
Goodwill added through acquisitions	13,621	70	—	—	13,691
Other	181	—	—	—	181
Balance at September 30, 2012	$161,450	$62,570	$24,829	$32,720	$281,569

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 21, 2012. Annual revenues for this contract are approximately $28 million. Our formal protest was denied and we filed two lawsuits in the second quarter of 2012 to challenge the contract award and the bid process. These two lawsuits were unsuccessful and we have ceased legal remedies in attempts to retain the contract.

During the three months ended March 31, 2012, we considered the loss of the WeCARE contract to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. However, the interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin.  During the three months ended June 30, 2012 and September 30, 2012, we continued to monitor this reporting unit.  While operating results are still below original projected levels, margins have improved since March 31, 2012 due to measures that have been implemented within this reporting unit.  Based on our review of the three months ended September 30, 2012, we have concluded there were no impairment indicators present and therefore, no impairment analysis was performed.  If our ongoing performance improvement measures are not successful or sustainable, or we lose additional significant contracts, further deterioration of this business could lead to impairment in the future.

Note 5.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	September 30	December 31
	2012	2011

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan B due 2016, net of discount of $2.8 million in 2011	—	165,487
Senior secured Term Loan A due 2017	172,812	—
Senior secured revolving facility	—	—
Obligations under capital leases	362	431
Notes payable and other	1,909	3,907
	375,083	369,825
Less current portion	9,973	4,629
	$365,110	$365,196

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million in the nine months ended September 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs and original issue discount.

Note 6.                   Income Taxes

The effective tax rates were 40.3% and 35.1% for the three months ended September 30, 2012 and 2011, respectively, and 40.3% and 32.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate relates primarily to the impact of jobs tax credits (not renewed for 2012) and an adjustment associated with the going private transaction costs, which was a discrete adjustment in the second quarter of 2011.  Renewal of the jobs tax credit is uncertain at this time.

Note 7.                   Financial Instruments

At September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.75% senior notes	$200,000	$222,000	$200,000	$205,750
Senior secured Term Loan B	—	—	165,487	159,044
Senior secured Term Loan A	172,812	171,948	—	—
Senior secured credit facility	—	—	—	—
Notes payable and other	1,909	1,868	3,907	3,823

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 8.                   Segment Information

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Corporate	Total
Three months ended September 30:
2012
Revenues	$220,950	$82,485	$44,606	$48,797	$—	$396,838
Operating income (loss) (1)	30,772	5,477	3,602	3,448	(14,801)	28,498
Total assets	541,257	174,645	95,993	89,366	106,384	1,007,645
Capital expenditures	1,385	137	251	123	2,013	3,909
Depreciation and amortization	3,308	611	347	319	2,076	6,661

2011
Revenues	$217,012	$79,572	$46,320	$53,363	$—	$396,267
Operating income (loss) (1)	28,100	6,279	3,342	4,985	(11,318)	31,388
Total assets	526,914	168,050	97,412	93,932	95,016	981,324
Capital expenditures	1,856	155	29	46	1,747	3,833
Depreciation and amortization	2,252	473	186	315	966	4,192

Nine months ended September 30:
2012
Revenues	$658,916	$249,848	$136,205	$149,113	$—	$1,194,082
Operating income (loss) (1)	87,360	15,654	10,473	7,750	(48,907)	72,330
Capital expenditures	3,824	699	425	236	6,140	11,324
Depreciation and amortization	9,856	1,810	1,044	933	6,367	20,010

2011
Revenues	$635,840	$237,652	$137,984	$169,967	$—	$1,181,443
Operating income (loss) (1)	74,019	17,218	10,908	14,154	(39,686)	76,613
Capital expenditures	4,176	339	129	850	3,639	9,133
Depreciation and amortization	7,551	1,548	749	998	3,310	14,156

(1)              Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 9.                   Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. Except for the matter discussed below, we do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our financial condition, results of operations or cash flows.

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

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for claims of negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. Settlement discussions were unsuccessful and a jury trial commenced on November 9, 2009 on the issue of negligence. The jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. On February 19, 2010, the New Mexico trial court judge ruled on post-trial motions reducing the jury award to $15.5 million, which consists of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary (Res-Care New Mexico, Inc.) or its employees and that both the compensatory and punitive amounts awarded are excessive and contrary to United States Supreme Court and New Mexico Supreme Court precedent which would warrant a new trial or, in the alternative, would reduce the judgment amount. We, as well as the plaintiffs, have appealed. Oral arguments before the Court of Appeals were held on November 15, 2011, and we anticipate a ruling from the Court of Appeals in the near future.  We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

Note 10.                 Discontinued Operations

In our Form 10-Q for the quarter ended March 31, 2011, we disclosed that we had incurred costs associated with the closure of our international operations in Germany and the Netherlands. We also disclosed that since we were not awarded any contracts under the Work Programme bidding process, we were considering various strategic alternatives for our international operations in the United Kingdom, which included its sale, liquidation or continuation.

On July 1, 2011, we sold our operation in the United Kingdom for one euro. We recorded a charge of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value for this operation. Gross assets were $4.3 million and gross liabilities were $2.1 million before the charge.

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

There were no additional charges related to the closure and sale activities noted above for the nine months ended September 30, 2012. As of September 30, 2012 and December 31, 2011, a liability of $0.4 million and $0.6 million for the vendor and customer claims associated with the Netherlands and Germany closures is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Summarized financial information for the discontinued operations for the three and nine months ended September 30, 2011 is set forth below:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Revenues	$—	$4,465
Cost of services	—	5,688
Gross loss	—	(1,223)
Operational general and administrative expense (1)	(27)	(5,134)
Other expense (2)	(50)	(2,198)
Interest expense, net	(42)	(159)
Loss from discontinued operations, before income taxes	(119)	(8,714)
Income tax benefit	16,776	19,155
Income from discontinued operations, net of tax	$16,657	$10,441

__________

(1)             The nine months ended September 30, 2011 includes a $1.4 million charge in connection with the closures of the Netherlands and Germany operations, which was recorded in the three months ended March 31, 2011.

(2)             The nine months ended September 30, 2011 includes a $2.2 million charge for adjusting assets and liabilities to their net realizable value due to the sale of the operations in the United Kingdom on July 1, 2011, which was recorded in the three months ended June 30, 2011. The balance remaining for 2011 periods represents other miscellaneous income.

Note 11.                 Noncontrolling Interest

As of September 30, 2012, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2010	$182
Net loss-noncontrolling interest	(171)
Noncontrolling interest as of December 31, 2011	11
Net loss-noncontrolling interest	(85)
Noncontrolling interest as of September 30, 2012	$(74)

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,292	$4,095	$2,697	$—	$29,084
Accounts receivable, net	19,140	203,295	351	—	222,786
Refundable income taxes	7,546	—	—	—	7,546
Deferred income taxes	17,181	—	—	—	17,181
Non-trade receivables	1,508	1,715	181	—	3,404
Prepaid expenses and other current assets	9,590	8,383	270	—	18,243
Total current assets	77,257	217,488	3,499	—	298,244

Property and equipment, net	43,612	37,317	457	—	81,386
Goodwill	237,170	38,916	5,483	—	281,569
Other intangible assets, net	303,572	15,063	—	—	318,635
Investment in subsidiaries	958,972	41,782	—	(1,000,754)	—
Other assets	24,634	3,160	17	—	27,811
Total assets	$1,645,217	$353,726	$9,456	$(1,000,754)	$1,007,645

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$19,236	$15,445	$65	$—	$34,746
Accrued expenses	53,023	57,646	844	—	111,513
Current portion of long-term debt	8,750	1,131	1,835	(1,817)	9,899
Current portion of obligations under capital leases	—	74	—	—	74
Accrued income taxes	1,448	—	(130)	—	1,318
Total current liabilities	82,457	74,296	2,614	(1,817)	157,550

Intercompany	713,799	(644,766)	(70,850)	1,817	—
Long-term liabilities	55,792	165	—	—	55,957
Long-term debt	364,062	760	—	—	364,822
Obligations under capital leases	—	288	—	—	288
Deferred gains	188	—	—	—	188
Deferred income taxes	103,410	—	(5)	—	103,405
Total liabilities	1,319,708	(569,257)	(68,241)	—	682,210

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	243,455	476,811	125,104	(601,915)	243,455
Retained earnings	81,936	446,172	(47,058)	(399,114)	81,936
Accumulated other comprehensive (loss) income	118	—	(275)	275	118
Total shareholder’s equity-Res-Care, Inc.	325,509	922,983	77,771	(1,000,754)	325,509

Noncontrolling interest	—	—	(74)	—	(74)

Total shareholder’s equity	325,509	922,983	77,697	(1,000,754)	325,435
Total liabilities and shareholder’s equity	$1,645,217	$353,726	$9,456	$(1,000,754)	$1,007,645

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$62,506	$333,462	$870	$—	$396,838

Operating expenses	68,257	299,211	872	—	368,340
Operating (loss) income	(5,751)	34,251	(2)		28,498

Other (income) expenses:
Interest, net	7,960	(6)	(3)	—	7,951
Loss on extinguishment of debt	—	—	—	—	—
Equity in earnings of subsidiaries	(20,465)	(69)	—	20,534	—
Total other (income) expenses	(12,505)	(75)	(3)	20,534	7,951

Income before income taxes	6,754	34,326	1	(20,534)	20,547
Income tax (benefit) expense	(5,522)	13,792	1	—	8,271
Net income	12,276	20,534	—	(20,534)	12,276
Net loss – noncontrolling interest	(24)	—	(24)	24	(24)
Net income – Res-Care, Inc.	$12,300	$20,534	$24	$(20,558)	$12,300

Other comprehensive income:
Foreign currency translation adjustments	265	—	265	(265)	265
Comprehensive income attributable to Res-Care, Inc.	$12,565	$20,534	$289	$(20,823)	$12,565

Total comprehensive income	$12,541	$20,534	$265	$(20,799)	$12,541

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$189,821	$1,001,834	$2,427	$—	$1,194,082

Operating expenses	207,428	911,722	2,602	—	1,121,752
Operating (loss) income	(17,607)	90,112	(175)	—	72,330

Other (income) expenses:
Interest, net	26,396	(87)	(8)	—	26,301
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(53,785)	(153)	—	53,938	—
Total other (income) expenses	(20,260)	(240)	(8)	53,938	33,430

Income (loss) before income taxes	2,653	90,352	(167)	(53,398)	38,900
Income tax (benefit) expense	(20,587)	36,314	(67)	—	15,660
Net income (loss)	23,240	54,038	(100)	(53,938)	23,240
Net loss – noncontrolling interest	(85)	—	(85)	85	(85)
Net income (loss) – Res-Care, Inc.	$23,325	$54,038	$(15)	$(54,023)	$23,325

Other comprehensive income:
Foreign currency translation adjustments	294	—	294	(294)	294
Comprehensive income attributable to Res-Care, Inc.	$23,619	$54,038	$279	$(54,317)	$23,619

Total comprehensive income	$23,534	$54,038	$194	$(54,232)	$23,534

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$65,051	$330,677	$539	$—	$396,267

Operating expenses	70,603	294,063	213	—	364,879
Operating (loss) income	(5,552)	36,614	326	—	31,388

Other (income) expenses:
Interest, net	10,421	(2)	(25)	—	10,394
Equity in earnings of subsidiaries	(21,205)	—	—	21,205	—
Total other (income) expenses	(10,784)	(2)	(25)	21,205	10,394

Income before income taxes	5,232	36,616	351	(21,205)	20,994
Income tax (benefit) expense	(5,903)	13,170	94	—	7,361
Income from continuing operations	11,135	23,446	257	(21,205)	13,633
Income (loss) from discontinued operations, net of tax	19,155	—	(2,498)	—	16,657
Net income (loss) – including noncontrolling interests	30,290	23,446	(2,241)	(21,205)	30,290
Net loss – noncontrolling interest	(57)	—	(57)	57	(57)
Net income (loss) – Res-Care, Inc.	$30,347	$23,446	$(2,184)	$(21,262)	$30,347

Other comprehensive income (loss):
Foreign currency translation adjustments	(374)	—	(374)	374	(374)
Comprehensive income (loss) attributable to Res-Care, Inc.	$29,973	$23,446	$(2,558)	$(20,888)	$29,973

Total comprehensive income (loss)	$29,916	$23,446	$(2,615)	$(20,831)	$29,916

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2011

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$192,966	$987,163	$1,314	$—	$1,181,443

Operating expenses	206,911	896,174	1,745	—	1,104,830
Operating (loss) income	(13,945)	90,989	(431)	—	76,613

Other (income) expenses:
Interest, net	31,846	(58)	(31)	—	31,757
Equity in earnings of subsidiaries	(52,835)	—	—	52,835	—
Total other (income) expenses	(20,989)	(58)	(31)	52,835	31,757

Income (loss) before income taxes	7,044	91,047	(400)	(52,835)	44,856
Income tax (benefit) expense	(14,699)	29,226	(128)	—	14,399
Income (loss) from continuing operations	21,743	61,821	(272)	(52,835)	30,457
Income (loss) from discontinued operations, net of tax	19,155	—	(8,714)	—	10,441
Net income (loss) – including noncontrolling interests	40,898	61,821	(8,986)	(52,835)	40,898
Net loss – noncontrolling interest	(125)	—	(125)	125	(125)
Net income (loss) – Res-Care, Inc.	$41,023	$61,821	$(8,861)	$(52,960)	$41,023

Other comprehensive income (loss):
Foreign currency translation adjustments	(685)	—	(685)	685	(685)
Comprehensive income (loss) attributable to Res-Care, Inc.	$40,338	$61,821	$(9,546)	$(52,275)	$40,338

Total comprehensive income	$40,213	$61,821	$(9,671)	$(52,150)	$40,213

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities:
Net income	$23,240	$54,038	$(100)	$(53,938)	$23,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,588	6,288	134	—	20,010
Amortization of discount and deferred debt issuance costs	2,091	—	—	—	2,091
Share-based compensation	2,945	—	—	—	2,945
Deferred income taxes, net	1,622	—	—	—	1,622
Provision for losses on accounts receivable	793	3,444	—	—	4,237
Write down of assets held for sale	—	—	—	—	—
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—	6,400
Loss on sale of assets	—	76	—	—	76
Equity in earnings of subsidiaries	(53,785)	(153)	—	53,938	—
Changes in operating assets and liabilities	164,153	(104,210)	(82,750)	—	(22,807)
Cash provided by (used in) operating activities	161,047	(40,517)	(82,716)	—	37,814
Cash flows from investing activities:
Purchases of property and equipment	(7,258)	(3,913)	(153)	—	(11,324)
Acquisitions of businesses, net of cash acquired	—	(22,077)	—	—	(22,077)
Proceeds from sale of assets	—	80	—	—	80
Cash used in investing activities	(7,258)	(25,910)	(153)	—	(33,321)
Cash flows from financing activities:
Long-term debt repayments	(169,640)	(2,129)	(308)	—	(172,077)
Long-term debt borrowings	175,000	—	—	—	175,000
Debt issuance costs	(4,007)	—	—	—	(4,007)
Payments on obligations under capital leases	—	(69)	—	—	(69)
Net payments relating to intercompany financing	(149,583)	66,080	83,503	—	—
Cash (used in) provided by financing activities	(148,230)	63,882	83,195	—	(1,153)
Effect of exchange rate changes on cash and cash equivalents	—	93	—	—	93
Increase (decrease) in cash and cash equivalents	5,559	(2,452)	326	—	3,433

Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$22,292	$4,095	$2,697	$—	$29,084

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part II, Item 1A of this Report and our other 2012 Quarterly Reports on Form 10-Q and in Item 1A of our 2011 Annual Report on Form 10-K. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

Overview of Our Business

We receive revenues primarily from the delivery of residential, training, educational and support services to various populations with special needs. Our programs include an array of services provided in both residential and non-residential settings for adults and youths with intellectual, cognitive or other developmental disabilities, and youths who have special educational or support needs, are from disadvantaged backgrounds, or have severe emotional disorders, including some who have entered the juvenile justice system. We also offer, through drop-in or live-in services, personal care, meal preparation, housekeeping, transportation and some skilled nursing care to the elderly in their own homes. Additionally, we provide services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment into the workforce and assist them in becoming productive employees.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2011 Annual Report on Form 10-K filed February 16, 2012. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the nine months ended September 30, 2012, there have been no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2012		2011		2012		2011
	(Dollars in thousands)
Revenues:
Residential Services	$220,950		$217,012		$658,916		$635,840
ResCare HomeCare	82,485		79,572		249,848		237,652
Youth Services	44,606		46,320		136,205		137,984
Workforce Services (1)	48,797		53,363		149,113		169,967
Consolidated	$396,838		$396,267		$1,194,082		$1,181,443
Operating income:
Residential Services	$30,772		$28,100		$87,360		$74,019
ResCare HomeCare	5,477		6,279		15,654		17,218
Youth Services	3,602		3,342		10,473		10,908
Workforce Services (1)	3,448		4,985		7,750		14,154
Corporate (2)	(14,801)		(11,318)		(48,907)		(39,686)
Consolidated	$28,498		$31,388		$72,330		$76,613
Operating margin:
Residential Services	13.9%		12.9%		13.3%		11.6%
ResCare HomeCare	6.6%		7.9%		6.3%		7.2%
Youth Services	8.1%		7.2%		7.7%		7.9%
Workforce Services (1)	7.1%		9.3%		5.2%		8.3%
Corporate (2)	(3.7%	)	(2.9%	)	(4.1%	)	(3.4%	)
Consolidated	7.2%		7.9%		6.1%		6.5%

(1)       Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and nine months ended September 30, 2012 increased $0.6 million and $12.6 million, or 0.1% and 1.1%, respectively, from the same periods in 2011. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended September 30, 2012, was $28.5 million compared to operating income of $31.4 million from the same period in 2011. Consolidated operating margins were 7.2% and 7.9% for the quarterly periods in 2012 and 2011, respectively. The decrease in operating income and margin primarily resulted from margin erosion in our ResCare HomeCare and Workforce Services businesses, as well as higher depreciation expense and share-based compensation expense in our corporate general and administrative expenses.  In addition, the third quarter of 2011 included a favorable workers’ compensation insurance adjustment in our corporate general and administrative expenses.

Consolidated operating income for the nine months ended September 30, 2012 was $72.3 million compared to $76.6 million for the same period in 2011. Consolidated operating margins were 6.1% and 6.5% for the nine month periods in 2012 and 2011, respectively.

Net interest expense decreased $2.4 million for the third quarter of 2012 and $5.5 million for the nine months ended September 30, 2012, compared to the same periods in 2011. The decreases were due primarily to lower rates from the new senior secured credit facility that closed during the second quarter.  The 2012 nine month period also includes $7.1 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 5 to the Notes to the Condensed Consolidated Financial Statements. Our effective income tax rate for the nine months ended September 30, 2012 was 40.3% as compared to 32.1% over the same period in 2011. The 2012 rate was negatively impacted by the expiration of jobs tax credits and an adjustment associated with the going private transaction costs, which was a discreet adjustment in the second quarter of 2011.  Renewal of the jobs tax credit is uncertain at this time.

Residential Services

Residential Services revenues for the quarter ended September 30, 2012 increased $3.9 million, or 1.8%, over the same period in 2011 due primarily to acquisition growth of $5.4 million and rate/system reimbursement increases of $2.0 million, which were partially offset by a decrease in organic business of $3.4 million. Residential Services revenues for the nine months ended September 30, 2012 increased $23.1 million, or 3.6%, over the same period in 2011 due primarily to acquisition growth of $15.1 million, rate/system reimbursement increases of $4.2 million, an increase of $2.3 million due to an extra billable day and organic growth of $1.4 million. Operating margins increased to 13.9% and 13.3% for the quarter and nine months ended September 30, 2012, respectively, compared to 12.9% and 11.6%, respectively, for the same periods in 2011 due primarily to growth and effective management of labor and controllable costs.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended September 30, 2012 increased $2.9 million, or 3.7%, over the same period in 2011 due primarily to acquisition growth of $5.9 million, which was partially offset by rate and service cuts of $1.1 million and a decrease in organic business of $1.8 million across several states. Operating margins decreased to 6.6% for the quarter ended September 30, 2012 from 7.9% for the same period in 2011due primarily to $0.4 million in rate and service cuts, $0.6 million reduction in organic business and $0.3 million increase in marketing expenses, which were partially offset by $0.7 million impact from acquisitions.  Revenues for the nine months ended September 30, 2012 increased $12.2 million, or 5.1%, over the same period in 2011 due primarily to acquisition growth of $19.9 million, which was partially offset by rate and service cuts of $3.1million and $4.6 million reduction in organic business across several states. Operating margins decreased to 6.3% for the nine months ended September 30, 2012 from 7.2% for the same period in 2011 due primarily to $1.0 million in rate and service cuts, $1.5 million reduction in organic business and $0.8 million increase in bad debt expense, which were partially offset by $2.7 million impact from acquisitions.

Youth Services

Youth Services revenues for the quarter ended September 30, 2012 decreased $1.7 million, or 3.7%, from the same period of 2011, due primarily to the loss of the contract for the Cleveland Job Corps Center and Job Corps contract spending reductions. Revenue for the nine months ended September 30, 2012 decreased $1.8 million, or 1.3% from the same period in 2011, including $1.0 million relating to our sale of New Summit, an education operation, and the Cleveland Jobs Corps Center contract loss of $0.7 million.  Operating margins were 8.1% and 7.7% for the quarter and nine month periods ended September 30, 2012, respectively, compared to 7.2% and 7.9%, respectively, for the same periods in 2011.  The increase in operating margins for the quarter was due primarily to reducing controllable costs in our Residential Youth reporting unit.

Workforce Services

Workforce Services revenues for the quarter ended September 30, 2012 decreased $4.6 million, or 8.6%, from the same period in 2011 due primarily to net contract losses of $3.3 million, contract amendments of $1.0 million and contract performance issues of $0.3 million. Operating margins decreased to 7.1% for the quarter ended September 30, 2012 from 9.3% for the same period in 2011 due primarily to net contract losses of $1.0 million, contract performance issues of $1.0 million, which were partially offset by overhead cost reductions of $0.3 million.  Revenues for the nine months ended September 30, 2012 decreased $20.9 million, or 12.3%, from the same period in 2011 due primarily to net contract losses of $12.4 million, contract amendments of $2.4 million and contract performance issues of $6.0 million .  Operating margins decreased to 5.2% for the nine months ended September 30, 2012 from 8.3% for the same period in 2011 due primarily to contract performance issues of $5.2 million and net contract losses of $2.7 million, which were partially offset by overhead cost reductions of $0.5 million.  Workforce Services has achieved sequential operating margin improvement over the first three quarters in 2012.

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Our performance is scheduled to continue under a contract extension until December 21, 2012. Annual revenues for this contract are approximately $28 million. Our formal protest was denied and we filed two lawsuits in the second quarter of 2012 to challenge the contract award and the bid process. These two lawsuits were unsuccessful and we have ceased legal remedies in attempts to retain the contract.

During the three months ended March 31, 2012, we considered the loss of the WeCARE contract to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. That interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin.  During the three months ended June 30, 2012 and September 30, 2012, we continued to monitor this reporting unit.  While operating results are still below original projected levels, margins have improved since March 31, 2012 due to measures that have been implemented within this reporting unit.  Based on our review of the three months ended September 30, 2012, we have concluded there were no impairment indicators present and therefore, no impairment analysis was performed.  If our ongoing performance improvement measures are not successful or sustainable, or we lose additional significant contracts, further deterioration of this business could lead to impairment in the future.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses for the third quarter ended September 30, 2012 increased $3.5 million compared to the same period in 2011 due primarily to an increase in depreciation expense of $2.5 million and share-based compensation expense of $0.9 million.  Total expenses for the nine months ended September 30, 2012 increased $9.2 million compared to the same period in 2011 due primarily to an increase in depreciation expense of $5.8 million and share-based compensation expense of $2.9 million.

Financial Condition, Liquidity and Capital Resources

Total assets increased $15.4 million, or 1.6%, at September 30, 2012 over balances at December 31, 2011. This was primarily a result of an increase in goodwill and other intangible assets from 2012 acquisitions, along with an increase in cash and cash equivalents.

Cash and cash equivalents were $29.1 million at September 30, 2012, as compared to $25.7 million at December 31, 2011. Cash provided from operations for the nine months ended September 30, 2012 was $37.8 million compared to $43.4 million for the nine months ended September 30, 2011.

Net accounts receivable at September 30, 2012 increased to $222.8 million, compared to $221.1 million at December 31, 2011. Days of revenue in net accounts receivable were 49.8 days at September 30, 2012, compared with 49.0 days at December 31, 2011.

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

Our investing activities for the nine months ended September 30, 2012 increased $6.6 million over the same period in 2011 due to acquisitions and investment in acquisitions and purchases of property and equipment. We used $22.1 million on business acquisitions during the first nine months of 2012 compared to $17.8 million during the same period of 2011.

Our financing activities included net proceeds of debt and capital lease obligations of $2.9 million for the first nine months of 2012, which included proceeds of $175 million related to the new term loan (the “Term Loan A”) and the payoff of $172.1 million related to the old term loan (the “Term Loan B”), both of which are discussed below. This compares to a net payment of debt and capital lease obligations of $33.2 million for the same period in 2011. During 2012, we have paid $4.0 million in debt issuance costs resulting from the a new senior secured credit facility (the “Credit Agreement”) we entered into on April 5, 2012. In January 2011 we paid the remainder due of $30.5 million on the 7.75% Senior Notes due October 2013. During the first quarter of 2011, we received funds of $1.4 million from co-investors through the Onex transaction.

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

As noted above, on April 5, 2012, we entered into a new “Credit Agreement” in an aggregate principal amount of $375 million, which replaced our 2010 senior secured credit facility and the $170 million senior secured Term Loan B. The new Credit Agreement consists of the Term Loan A in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017.  The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to prepay our Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of legal proceedings provided in Note 9 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. We recorded a loss on extinguishment of debt of $7.1 million in the nine months ended September 30, 2012 associated with replacement of the 2010 revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs and original issue discount.

As of September 30, 2012, we had irrevocable standby letters of credit in the principal amount of $59.1 million issued primarily in connection with our insurance programs. As of September 30, 2012, we had $140.9 million available under the new Revolving Facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of September 30, 2012, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of September 30, 2012. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at September 30, 2012, and we believe we will continue to be in compliance with our bank covenants over the next twelve months. We believe our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had outstanding borrowings of $172.8 million and $165.5 million as of September 30, 2012 and December 31, 2011, respectively.  A 100 basis point movement in the interest rate would result in an approximate $1.7 million annualized effect on interest expense and cash flows.

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

There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                                                  Risk Factors

The following risk factors update the risk factors previously disclosed in our 2011 Annual Report on Form 10-K filed February 16, 2012 and our 2012 Quarterly Reports on Form 10-Q.

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

Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Previously appropriated funds could also be reduced or eliminated through subsequent legislation. Additionally, the Budget Control Act of 2011, signed by President Obama in August 2011, contained provisions which resulted in automatic reductions in spending for various programs to address concerns about the federal deficit and national debt levels.  We are unable to estimate the impact to our Company for these automatic spending reductions.  The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

As a result of an audit report prepared by the U.S. Office of the Inspector General regarding a subcontract awarded at one of our Job Corps Centers, we received and accepted negative recommendations from the U.S. Department of Labor, Employment & Training Administration, Office of Contract Management (“OCM”).  In addition, OCM recommended further investigation and consideration of possible additional remedial measures pursuant to the Federal Acquisition Regulation.  Although we are engaging in mitigation efforts to avoid imposition of remedial measures, such measures could negatively affect the ability of the Company, its subsidiaries and affiliates to retain existing and secure future federal and state government contracts.  The imposition of penalties pursuant to the Federal Acquisition Regulation could have a material adverse effect on our reputation, business, financial condition, liquidity and results of operations.

A loss of our status as a service provider in any jurisdiction could result in the termination of existing services and our inability to market our services in that jurisdiction.

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our programs or employees to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our programs to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications suspended or terminated in the past. One of our subsidiaries is currently under scrutiny from state oversight agencies, which has resulted in the loss of one provider services agreement, which we have appealed.  We are working closely with state oversight agencies to mitigate any additional possible sanctions so the subsidiary can remain in good standing with the state under other existing provider agreements. If we were to lose our status as a licensed provider of human services in any jurisdiction or any other required certification, we may be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction could be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our reputation, business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	November 1, 2012	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 1, 2012	By:	/s/ David W. Miles
David W. Miles
Executive Vice President and Chief Financial Officer