Form 10-K
period 2012-12-31
RES CARE INC /KY/
filed 2013-02-19
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒ .

The number of shares outstanding of the registrant’s common stock, no par value, as of February 16, 2013 was 21,344,741.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

At December 31, 2012, we provided services to some 61,000 persons daily in 44 states, Washington, D.C., Puerto Rico and Canada.

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

Following the Share Exchange, the issuance of the Notes and receipt of required regulatory approvals, Onex Partners LP and the other Onex Investors holding shares of ResCare’s common and preferred stock prior to the commencement of the Stock Tender Offer contributed those shares to Onex Rescare Holdings Corp. (“ResCare Holdings”) in exchange for shares of ResCare Holdings’ nonvoting common stock. On December 22, 2010, an independent group of co-investors contributed $1.4 million to ResCare Holdings in exchange for shares of ResCare Holdings’ voting common stock. In addition, the Onex affiliates holding membership interests ($120.0 million) in Purchaser and the Rollover Holders contributed their interests in such entity to ResCare Holdings in exchange for shares of ResCare Holdings’ voting common stock. Purchaser was merged into ResCare, with ResCare as the surviving entity.

As a result of these transactions, ResCare is now a wholly owned subsidiary of ResCare Holdings, which in turn, is now owned by the Onex Investors, certain co-investors and members of our management team.

On June 1, 2011, ResCare completed an exchange offer, in which it exchanged $200 million principal amount of Notes that had been registered under the Securities Act, for the same aggregate principal amount of the Notes issued on December 22, 2010, which had not been registered under the Securities Act.

Description of Services by Segment

As of December 31, 2012, we had four reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services.  Note 10 of the Notes to Consolidated Financial Statements includes additional information regarding our segments, including the disclosure of required financial information. The information in Note 10 is incorporated herein by reference and should be read in conjunction with this section.

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

•                  Pharmacy Services: Pharmacy Alternatives, LLC (“PAL”) is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities who are receiving support and services from ResCare or other private providers. PAL currently provides services in 17 states and Washington, D.C.

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

•                  Rest Assured: ResCare has a partnership with the non-profit Wabash Center and Purdue University in Indiana that provides remote “telecare” services to people in their homes. Rest Assured is a remote monitoring and support service link between a caregiver and the client giving the clients more independence and providing a more cost effective method of providing care either 24 hours a day (seven days a week) or by the hour.

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

•                  Job Corp Centers: Operated by ResCare and administered by the United States Department of Labor (“DOL”), Job Corps is a residential, educational and training program for unemployed and undereducated youth ages 16 through 24 to enable disadvantaged youths to become responsible working adults. ResCare operates 14 Job Corps centers in six states and Puerto Rico. ResCare also operates six centers under sub-contracts. Its centers currently operate at approximately 95.6% of capacity.  Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region.

•                  Educational Services:  ResCare partners with a variety of public and private entities to provide education to our youth. We offer academic choices for youth through individualized learning environments, including private, charter, online schools and other education programs.

Workforce Services

ResCare’s Workforce Services matches job seekers with employers.  ResCare contracts with local, city, and state governments to prepare people for work then place them in jobs, specifically job seekers who have significant barriers to employment, have lost their job or are just entering the workforce. ResCare contracts with employers to assist them in placing job seekers as permanent employees and also employs job seekers directly to supply to employers who require temporary labor. ResCare is the expert in workforce services and, as a result, is the largest private provider of workforce services in the U.S. At February 19, 2013, ResCare operated approximately 240 government funded career centers in 22 states and Washington, D.C., and has begun direct employer services in three states. The government funded services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers. Workforce Services include:

•      One-Stop Services:  ResCare is the leading provider of One-Stop services in the U.S. We offer comprehensive services that prepare workers for high-growth, high-demand industries.

•      Human Services:  Through Temporary Assistance for Needy Families (“TANF”), Workforce Investment Act of 1998 (“WIA”), Supplemental Nutrition Assistance Program (“SNAP”), Vocational Rehabilitation and other programs, ResCare provides case management, career assessment and planning, job search and job placement services that help individuals reach their potential and achieve economic self-sufficiency.

•      Employer Services:  Provides information, linkages and customized services connecting employers to ResCare’s local career programs and job-ready graduates.

•      Subsidized Child Care:  Programs assisting parents and guardians who work, go to school or participate in training to find and afford quality child care for their children.

Operations

Residential Services

Residential Services operations are organized under geographic regions. In general, each cluster of group homes, service sites, supported living program or facility is overseen by an Executive Director. In addition, a program manager supervises a comprehensive team of professionals and community-based consultants who participate in the design and implementation of individualized programs for each individual served. Qualified mental retardation professionals (“QMRPs”) and case managers work with direct support professionals involved in the programs to ensure that quality standards are met and that progress towards each individual’s goals and objectives are monitored and outcomes are achieved. Individual support plans are reviewed and modified by the team as needed. The operations utilize community advisory boards and consumer satisfaction surveys to solicit input from professionals, family members and advocates, as well as from the neighboring community, on how to continue to improve service delivery and increase involvement with the neighborhood or community.

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

We have developed a model of ongoing program evaluation and quality management which we believe provides critical feedback to measure the quality of our various operations. Each operation conducts its own quality assurance program using the ResCare Best in Class (“BIC”) performance benchmarking system. BIC performance results are reviewed by management on an on-going basis. Management and operational goals and objectives are established for each facility and program as part of an annual budget and strategic planning process. A statistical reporting system and quarterly statement of progress provide management with relevant and timely information on the operations of each facility. Survey results from governmental agencies for each operation are recorded in a database and summary reports are reviewed by senior management. We believe the BIC system is a vital management tool to evaluate the quality of our programs and has been useful as a marketing tool to promote our programs, since it provides more meaningful information than is usually provided by routine monitoring by governmental agencies. Additionally, we demonstrate our commitment to the professional development of our employees by offering classes and training programs, as well as tuition reimbursement benefits.

ResCare HomeCare

ResCare HomeCare operations provide a wide range of innovative home care programs across 34 states. Each region is managed by a Regional Director with branch oversight provided by an Executive Director to ensure business and regulatory compliance. Each branch is staffed with a manager who oversees day-to-day operations specific to scheduling, hiring and sales. Our programs provide the most comprehensive and dependable services that are tailored to address the specific needs for seniors, persons with disabilities and individuals recovering from illness or injury. Our model consists of traditional home care and home health services supported by telecare and care management. We have implemented innovative programs to support our focus on complex care. The ResCare HomeCare Signature programs, Safe Discharge, Disease Management and Life Management, further support and enhance the overall wellness of our clients, and provide a proven efficient, low cost approach that reduces the need for re-hospitalization, nursing home care or expensive rehabilitation services in a facility environment. We have further developed our in-home therapy rehabilitation programs through our 2011 acquisition of Rehab Without Walls, adding specialized programs in eight states to serve people with traumatic brain and cervical cord injuries.

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

ResCare HomeCare leadership has recognized the potential for organic growth through New Branch operation startups as well as a focused effort on new funding sources. Under the newly developed Branch-in-a-Box concept, home care management is able to successfully integrate our service model in targeted communities further expanding the availability of our services. Additional growth by adding new funding sources through strategic partnerships and Request for Proposal (“RFP”) awards additionally expands accessibility to services for the client population.

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

As of December 31, 2012, we operated 14 Job Corps centers under 11 separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, two of which expire in 2013, four in 2014, two in 2015, two in 2016 and one in 2017. We expect to re-bid on contracts for the Job Corps Centers where our contracts expire in 2013 and we intend to selectively pursue additional centers through the RFP process.

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

For Job Corps, only a limited number of companies actively seek Job Corps contracts because the bidding process is highly specialized and technical and requires a significant investment of personnel and other resources over a period of several months. Competition for Job Corps contracts has increased as the DOL has made efforts to encourage new participants in the program, particularly small businesses, including minority-owned businesses.  Management and Training Corporation, ResCare and Adams and Associates, Inc. are the three largest operators, which operate approximately one-half of the privately operated centers.

For Workforce Services, there are a small number of large for-profit service providers and many smaller providers, primarily local non-profits.  This segment is one that many businesses may enter without substantial capital investment.

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

Funding Levels. Federal and state funding for all our businesses is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may materially increase or decrease program reimbursement. Congress has historically attempted to curb the growth of federal funding of such programs, including limitations on payments to programs under Medicaid and WIA. Although states and localities have historically increased rates to compensate for inflationary factors, some have curtailed funding due to budget deficiencies or other reasons. In response, providers may attempt to negotiate or employ legal action in order to reach a compromise settlement. Future revenues may be affected by changes in rate structures, governmental budgets, methodologies or interpretations that may be proposed or under consideration in areas where we operate.

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

Occupational safety and health administration (“OSHA”). Federal regulations promulgated by OSHA impose additional requirements on us including those protecting employees from exposure to elements such as blood-borne pathogens. We cannot predict the frequency of compliance, monitoring, or enforcement actions to which we may be subject as those regulations are implemented, and regulations might adversely affect our operations.

Regulations Affecting Our Business

Anti-Kickback Statute

We are subject to the federal “Anti-Kickback Statute,” enacted under the Social Security Act, which prohibits the knowing and willful solicitation, receipt, offer to pay, or payment of any remuneration, including a kickback, bribe, or rebate, in return for referring or to induce the referral of an individual for any item or service, or in return for purchasing, leasing or ordering or arranging for the purchase of any service or item, for which payment may be made under the Medicaid program or any other federal or state health care program. A violation of the Anti-Kickback Statute is a felony and may result in the imposition of criminal penalties, including imprisonment for up to five years and/or a fine of up to $25,000, as well as the imposition of civil penalties and/or exclusion from the Medicaid and other federal and state health care programs. Some states have also enacted laws similar to the federal Anti-Kickback Statute that restrict business relationships among health care service providers. Federal law requires that each state have an anti-kickback statute that applies to Medicaid. The Patient Protection and Affordable Care Act (“PPACA”), enacted in March 2010 as part of the health reform law, amended the Anti-Kickback Statute to provide that to obtain a conviction under the Anti-Kickback Statute, the government need not prove that an individual knew of the existence of the statute or had the specific intent to violate it.

Social Security Act/False Claims Act/Health Insurance Portability and Accountability Act of 1996

The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), provides for the mandatory exclusion of providers and related individuals from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents, or relating to a controlled substance. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: misdemeanor convictions relating to fraud; obstruction of an investigation, obstruction of an investigation, misdemeanor conviction relating to a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph.

Federal and state criminal and civil statutes prohibit false claims. The criminal and civil provisions of the federal False Claims Act 31 U.S.C. 3729-33 (“FCA”) prohibit knowingly filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Under PPACA provisions, overpayments must be refunded by the later of either 60 days after the overpayment is identified by the provider or the date the corresponding cost report is due. In addition, PPACA amendments provide that if an arrangement violates the Anti-Kickback Statute, any claim that results from the arrangement is a false claim. Criminal violations of the criminal FCA are considered felonies punishable by up to five years imprisonment and/or $25,000 fines. Penalties for civil violations are fines ranging from $5,500 to $11,000, plus treble damages, for each claim filed. Also, the FCA allows any individual to bring a suit, known as a qui tam action, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to potentially share in any amounts paid by the entity to the government in fines or settlement. In addition, under HIPAA, Congress enacted a criminal health care fraud statute for fraud involving a health care benefit program, which if defined to include both public and private payors. We have sought to comply with these statutes; however, we cannot assure you that these laws will ultimately be interpreted in a manner consistent with our practices or business transactions.

The DHHS, as required by HIPAA and the Health Information Technology and Clinical Health Act of 2009 (“HITECH”), has promulgated standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry.

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

Deficit Reduction Act

The Deficit Reduction Act of 2005 (“DRA”), which was signed into law on February 8, 2006, contains provisions aimed at reducing Medicaid fraud and abuse and directly affects healthcare providers that receive at least $5 million in annual Medicaid payments.

The DRA also provides resources to establish the Medicaid Integrity Program (“MIP”). Historically, the states have been primarily responsible for addressing Medicaid fraud and abuse. With the MIP, Centers for Medicare and Medicaid Services (“CMS”) has become more involved in detecting and preventing Medicaid fraud and abuse. Among other things, CMS engages Medicaid Integrity Contractors (“MIC”) to conduct audits, identify overpayments and educate providers on payment integrity. The DRA further provides incentives to states to enact their own false claims acts. As a result, a number of states, including some where we operate, have enacted such legislation. While we believe that our operations comply with Medicaid billing requirements, the added scrutiny that results from the DRA could have an adverse impact on our operations and financial results.

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

Medicare and Medicaid Recovery Audit Contractor Program

The Tax Relief and Health Care Act of 2006 made permanent the Medicare Recover Audit Contractor (“RAC”) program to identify improper Medicare payments — both overpayments and underpayments, in all 50 states. RACs are paid on a contingency fee basis, receiving a percentage of the improper overpayments and underpayments they collect from providers.

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

Section 6411 of the PPACA expanded the RAC program to include Medicare Advantage (Part C), Medicare Prescription Drug (Part D) and Medicaid claims. CMS published a final rule on September 16, 2011 requiring the individual states to implement RAC contracts in connection with each state’s Medicaid program. The Medicaid RACs are to audit providers’ Medicaid claims to identify and recoup overpayments to providers. States were to implement Medicaid RACs by January 1, 2012 unless an extension was granted.

Payment Error Rate Measurement Program

We are subject to the Payment Error Rate Measurement program (“PERM”). CMS implemented the PERM program to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (“CHIP”). Groups of states began participation in PERM in 2007. The list of states audited in 2009 includes states where we have significant operations. The new error rate calculations determined from PERM audits have not had a material adverse effect on our business, financial condition or results of operations but may have an adverse effect in the future.

Fraud Enforcement and Recovery Act 2009 (“FERA”)

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

Typically, funding decisions about delivery of services within each service delivery area are made by local elected officials and Workforce Investment Boards (“WIBs”), which makes the WIA market highly decentralized. Less than one-third of the nation’s 585 WIBs utilize a competitive bidding model to select third-party contractors to manage their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as community based, non-profit organizations and local education agencies. Reductions in federal WIA funding in recent years has placed pressure on local administrative budgets, leading some states and local workforce areas to take services in-house to preserve jobs in administrative agencies. We may find ourselves further disadvantaged if more WIA markets are no longer available for our participation. Furthermore, while WIA funding was stabilized in federal fiscal year 2013, the proposed sequestration early in 2013 in the federal budget could result in reductions of about eight percent in WIA programs over the last half of the calendar year. In addition, the majority of our contracts have performance pay points for successfully placing our clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed in achieving these benchmarks and impacted our revenue.

Temporary Assistance for Needy Families

TANF caseloads have fallen by 65 percent since the welfare reform law was launched in 1996 and even in the face of the 2008 recession and continuing weak job growth, caseloads in most states have increased only slightly. At the same time, the budget crisis in many states is causing states to reevaluate their existing service design and program requirements, which may reduce the funding available for the training and placement services that we provide. In addition, the majority of our contracts have performance pay points for successfully placing clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed since TANF recipients are competing with better educated and better skilled recently dislocated workers for similar jobs. TANF is a federal program administered by the states. The authorizing legislation for TANF expired in 2010 and has been renewed for one-year periods since that time. While the program currently expires on March 27, 2013, we do not expect TANF to be reauthorized this year but we fully expect one or more extensions that will fund the program throughout 2013 and 2014. While the program will not end, the situation for reauthorization could change if the 113th Congress addresses the legislation in 2013; so we continue to monitor the status.

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

Employees

As of December 31, 2012, we employed approximately 46,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 5,600 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

Available Information

ResCare files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (“SEC”). These reports are available at the SEC’s website at http://www.sec.gov. Our reports will also be available on our website at http://www.rescare.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also obtain electronic or paper copies of our SEC reports free of charge by contacting our communications department, 9901 Linn Station Road, Louisville, Kentucky40223, (telephone) 502-394-2100 or communications@rescare.com.

Item 1A.                Risk Factors

Risks related to our business and industry

Federal, state and local budgetary shortfalls or changes in reimbursement policies could adversely affect our revenues and profitability and collectability of receivables.

We derive a substantial amount of our revenues from federal, state and local government agencies, including state Medicaid programs and employment training programs. Our revenues therefore depend to a large degree on the size of the governmental appropriations for the services we provide. Budgetary pressures, issues with the federal government’s debt ceiling, as well as economic, industry, political and other factors, could influence governments to significantly decrease or eliminate appropriations for these services, which could reduce our revenues materially. The majority of states have forecasted budget shortfalls as a result of the current economic environment. Many state governments also continue to experience shortfalls in their Medicaid budgets despite cost containment efforts. The recent health reform legislation places further demands on Medicaid budgets by mandating that states expand Medicaid eligibility. States have instituted managed care programs and future federal or state initiatives could institute managed care programs for individuals we serve that may eliminate programs or otherwise make material changes to the Medicaid program as it now exists. Future revenues may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed or are under consideration in states where we operate.

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

Furthermore, federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Previously appropriated funds could also be reduced or eliminated through subsequent legislation.  On January 1, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which deferred for two months certain automatic spending reductions for various programs, including Medicare and Medicaid, pursuant to the Budget Control Act of 2011.  We are unable to estimate the impact to our Company for these automatic spending reductions if the reductions go into effect.  The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our programs or employees to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our programs to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications suspended or terminated in the past. One of our subsidiaries is currently under scrutiny from state oversight agencies, which has resulted in the loss of one provider services agreement, which we have appealed, and the voluntary relinquishment of another.  We are working closely with state oversight agencies to mitigate any additional possible sanctions so the subsidiary can remain in good standing with the state under other existing provider agreements. If we were to lose our status as a licensed provider of human services in any jurisdiction or any other required certification, we may be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction could be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our reputation, business, results of operations, financial condition or ability to satisfy our obligations under our indebtedness.

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

In November 2009, a jury returned a verdict of approximately $53.9 million in damages against us, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages. In February 2010, the judgment was reduced by the trial court judge to $15.5 million, consisting of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We, as well as the plaintiffs, are appealing and we will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the amount of the damages awarded, plus accrued interest. If our appeal to obtain a new trial or to reduce the amount of the damages is unsuccessful, it would reduce our capital resources available to fund acquisitions and other operations, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For our October 1, 2012 annual impairment test, all reporting units passed Step One. The Youth Services-Residential Youth reporting unit passed Step One with a fair value that exceeded its carrying value by a 15 percent margin. The Youth Services-Residential Youth reporting unit had an allocated goodwill balance of $10.3 million as of October 1, 2012. A 100 basis point increase in the discount rate for this reporting unit would decrease the fair value in excess of carrying value to a 5 percent margin. A 100 basis point decrease in the long-term growth rate for this reporting unit would decrease the fair value in excess of carrying value to a 9 percent margin.

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

As a result of a 2012 audit report prepared by the U.S. Office of the Inspector General regarding a subcontract awarded at one of our Job Corps Centers, we received and accepted negative recommendations from the U.S. Department of Labor, Employment & Training Administration, Office of Contract Management (“OCM”).  In addition, OCM recommended further investigation and consideration of possible additional remedial measures pursuant to the Federal Acquisition Regulation.  Although we are engaging in mitigation efforts to avoid imposition of remedial measures, such measures could negatively affect the ability of the Company, its subsidiaries and affiliates to retain existing and secure future federal and state government contracts.  The imposition of penalties pursuant to the Federal Acquisition Regulation could have a material adverse effect on our reputation, business, financial condition, liquidity and results of operations.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and Health Information Technology and Clinical Health Act of 2009 (“HITECH”) require us to comply with standards for privacy and security of health information, including the exchange of health information within our company and with third parties, such as payors, business associates and patients. HIPAA and HITECH also require us to comply with standards for transmission of health information in common health care transactions. HIPAA and HITECH requirements include standards for:

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

The Deficit Reduction Act of 2005 (“DRA”) requires our operations to comply with Medicaid billing requirements. The DRA also mandated changes to our compliance program. While we believe that our operations are in compliance, the added scrutiny resulting from the DRA could have a material adverse effect on our operations and financial results.

We are subject to the Payment Error Rate Measurement (“PERM”) program implemented to measure improper payments in the Medicaid program and the Children’s Health Insurance Program (“CHIP”). If PERM audits require us to repay a material amount to states as a result of payment errors, it could have a material adverse effect on our business, financial condition or results of operations.

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

Risks related to the Notes and our indebtedness

Our level of debt could adversely affect our financial condition and our ability to operate our business and could prevent us from fulfilling our obligations under our 10.75% Senior Notes.

In addition to our 10.75% Senior Notes due 2019, we have a Senior Secured Term Note and a secured credit facility, all of which require interest and principal payments. Our  level of indebtedness could have important consequences to the holders of the Notes, including the following:

•      making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•      limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;

•      requiring a certain portion of our cash flows to be dedicated to debt service payments instead of to other purposes;

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

The revolving senior credit facility component of our senior secured credit facilities is expected to be a significant source of liquidity for our business and is scheduled to mature on April 5, 2017. The failure to extend or renew this facility could have a significant effect on our ability to invest sufficiently in our programs, fund day-to-day operations, or pursue strategic opportunities.

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

Item 1B.                Unresolved Staff Comments

None.

Item 2.                   Properties

As of December 31, 2012, we owned approximately 80 properties and operated facilities and programs at approximately 2,000 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

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

Item 4.                                                         Mine Safety Disclosures

Not applicable.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no established public trading market for any class of common equity of the Company. ResCare is a wholly owned subsidiary of Onex Rescare Holdings Corp. We currently do not pay dividends and do not anticipate doing so in the foreseeable future.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	To Be Issued	Weighted-average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	3,342	$5,103.95	468

Equity compensation plans not
approved by security holders	—	—	—

Total	3,342	$5,103.95	468

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

	SUCCESSOR						PREDECESSOR
	Year Ended		Year Ended		Nov-16, 2010-		Jan-1, 2010-		Year Ended December 31
	Dec-31, 2012		Dec-31, 2011		Dec-31, 2010		Nov-15, 2010		2009		2008
	(Dollars In thousands)
Income Statement Data:
Revenues (1)	$1,599,109		$1,579,335		$195,076		$1,367,601		$1,558,559		$1,516,671
Operating income (loss) (1)	109,159		103,900		16,054		(194,559	)(2)	18,326	(3)	77,571	(4)
Net income (loss)
Income (loss) from continuing operations, net of tax	41,013		41,836		8,437		(160,500)		3,674		38,767
Income (loss) from discontinued operations, net of tax	—		11,156		(2,254)		(15,849	)(5)	(13,966	)(6)	(2,207)
Net income (loss)—including noncontrolling interest	41,013		52,992		6,183		(176,349)		(10,292)		36,560
Net loss—noncontrolling interest	(110)		(171)		(18)		(172)		(855)		—
Net income (loss)—Res-Care, Inc.	$41,123		$53,163		$6,201		$(176,177)		$(9,437)		$36,560

Other Financial Data:
Depreciation and amortization	$33,371		$20,992		$2,315		$22,448		$26,161		$22,943
Share-based compensation expense	3,836		2,383		—		6,201	(9)	4,259		4,846
Facility rent (7)	65,849		64,757		8,399		57,385		61,878		58,686

Selected Historical Ratios:
Percentage of total debt to total capitalization	53.2%		55.3%		62.6%		—		31.5%		37.1%
Ratio of earnings to fixed charges (8)	1.8	x	1.7	x	2.8	x	(4.4	)x	1.1	x	2.1	x

Balance Sheet Data:
Working capital	$143,042		$122,719		$61,288		$ N/A		$123,628		$135,562
Total assets	1,051,958		992,258		964,952		N/A		844,940		914,143
Long-term debt, including capital leases	370,052		365,196		367,315		N/A		196,713		256,044
Total debt, including capital leases	390,799		369,825		406,602		N/A		199,757		258,130
Shareholders’ equity	344,010		298,955		242,613		N/A		432,725		436,877

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

•                  Our Business—a general description of our business and revenue sources.

•                  Application of Critical Accounting Policies— a discussion of accounting policies that require critical judgments and estimates.

•                  Results of Operations—an analysis of our consolidated results of operations for the periods presented including analysis of our operating segments.

•                  Financial Condition, Liquidity and Capital Resources— an analysis of cash flows, sources and uses of cash and financial position.

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

As a result of the following transactions on December 22, 2010, ResCare became a wholly owned subsidiary of Onex Rescare Holdings Corp. (“ResCare Holdings”), which in turn, is owned by the Onex Investors, certain co-investors and members of our management team:

•      ResCare entered into new senior secured credit facilities, comprised of a new $170 million term loan facility and an amended and restated $275 million revolving credit facility;

•      ResCare issued $200 million of unsecured 10.75% Senior Notes due 2019 (“Notes”) in a private placement under the Securities Act of 1933;

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

•      Purchaser redeemed preferred membership interests held by certain of the Onex Investors for an amount equal to the contributions ($158.8 million) made by them in respect of the purchase of such interests plus the accrued preferred return ($0.8 million) on such interests through the redemption date; and

•      The holders of equity interests in Purchaser and of ResCare stock contributed those holdings to ResCare Holdings in exchange for ResCare Holdings stock, and Purchaser was merged into ResCare, with ResCare as the surviving entity.

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2012 and 2011, respectively. The liabilities are reviewed quarterly and any adjustments are reflected in earnings in the period known.

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

Goodwill and Other Indefinite-Lived Intangible Assets

With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Our annual impairment test date is October 1. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of reporting unit goodwill exceeds its implied fair value. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of all or a combination of these methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we utilized the discounted cash flow analysis to establish fair values in our 2012 annual impairment test. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Fair values for indefinite-lived intangible assets are measured using the cost approach.

Discounted cash flow computations depend on a number of key assumptions including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, including recent historical performance and sales growth and margin improvement that we believe a buyer would assume when determining a purchase price for the reporting units. but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units (not used in 2012 valuation due to limited comparability of companies to our reporting units), as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

At December 31, 2012, we had approximately $287.2 million of goodwill and $226.7 million of other indefinite-lived intangible assets. Goodwill at December 31, 2012, reflects the excess purchase price from the acquisition as described in Note 2 of the Consolidated Financial Statements plus goodwill recorded from acquisitions completed after the predecessor period ended November 15, 2010. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized.

For our October 1, 2012 annual impairment test, we used a 2% long-term terminal growth rate for all reporting units tested. We also used 13%, 14%, 17%, 16% and 13% for our Residential Services, ResCare HomeCare, Workforce Services, Youth Services-Job Corps and Youth Services-Residential Youth reporting units, respectively, for discount rates. All reporting units passed Step One. The Youth Services-Residential Youth reporting unit only passed Step One with a fair value that exceeded its carrying value by a 15 percent margin. The Youth Services-Residential Youth reporting unit had a goodwill balance of $10.3 million as of October 1, 2012. A 100 basis point increase in the discount rate for this reporting unit would decrease the fair value in excess of carrying value to a 5 percent margin. A 100 basis point decrease in the long-term growth rate would decrease the fair value in excess of carrying value to a 9 percent margin for this reporting unit.

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Annual revenues for this contract were approximately $28 million. Our formal protest was denied.  During the three months ended March 31, 2012, we considered the loss of the WeCARE contract to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. However, the interim analysis did indicate that Workforce Services’ excess of fair value over its carrying value had decreased to approximately a three percent margin.  During the three months ended June 30, 2012 and September 30, 2012, we continued to monitor this reporting unit.  While operating results were still below original projected levels, margins had improved since March 31, 2012 due to measures that had been implemented within this reporting unit.  Based on our review, we concluded there were no impairment indicators present and therefore, no impairment analysis was performed for the quarters ended June 30, 2012 and September 30, 2012.

During the third quarter of 2010 (predecessor period), we updated our current and future year forecasts. The updated revenues and profits in the forecasts were significantly impacted by various contract losses, rate and service cuts by numerous states and other factors attributed to the general economic environment. We concluded that these factors, when viewed together, were indicators of possible impairment of goodwill, requiring an interim impairment test during the quarter. We performed the interim test on all five reporting units. As such, the Company recorded an estimated impairment charge during the third quarter of 2010 of $65.6 million. Accordingly, the net carrying values of goodwill in the Residential Services, ResCare HomeCare, Youth Services-Residential Youth, Youth Services-Education and Workforce Services-International reporting units were reduced $33.2 million, $11.4 million, $2.3 million, $4.9 million and $13.8 million, respectively. Step Two of the goodwill impairment test was completed for these five reporting units in the fourth quarter of 2010. Step Two required that we determine the implied fair value of the reporting units’ goodwill by allocating the reporting units’ fair value determined in Step One to the fair value of the reporting units’ net assets, including unrecognized intangible assets. The goodwill calculated in Step Two is then compared to the recorded goodwill, with an impairment charge recorded in the amount that the book value of goodwill exceeds the implied fair value of goodwill calculated in this step. As such, we recorded an additional impairment charge of $197.6 million related to goodwill in the period October 1, 2010 to November 15, 2010, including $140.9 million in the Residential Services, $48.4 million in the ResCare HomeCare and $9.7 million in the Youth Services-Residential Youth reporting units, $0.6 million reduction to the third quarter charge recorded in the Youth Services-Education reporting unit and $0.8 million reduction to the third quarter charge recorded in the Workforce Services-International reporting unit. The increase over the third quarter estimate was due primarily to unrecognized intangibles that are utilized in the Step Two computation.

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

Results of Operations

	SUCCESSOR			PREDECESSOR	COMBINED
	Year Ended	Year Ended	Nov-16, 2010	Jan-1, 2010	Year Ended
	Dec-31,	Dec-31,	thru	thru	Dec-31,
	2012	2011	Dec-31, 2010	Nov-15, 2010	2010 (4)
	(Dollars In thousands)
Revenues:
Residential Services	$885,633	$853,474	$104,302	$724,536	$828,838
ResCare HomeCare	336,968	321,832	39,522	266,544	306,066
Youth Services	180,552	185,143	22,541	158,688	181,229
Workforce Services (1)	195,956	218,886	28,711	217,833	246,544
Consolidated	$1,599,109	$1,579,335	$195,076	$1,367,601	$1,562,677

Operating income(loss):
Residential Services (2)	$122,062	$103,749	$14,662	$(93,623)	$(78,961)
ResCare HomeCare(2)	22,799	22,915	2,893	(47,391)	(44,498)
Youth Services (2)	13,696	14,899	2,303	(1,835)	468
Workforce Services (1)	12,117	18,352	2,917	13,160	16,077
Corporate (3)	(61,515)	(56,015)	(6,721)	(64,870)	(71,591)
Consolidated (2) (3)	$109,159	$103,900	$16,054	$(194,559)	$(178,505)

Operating margin:
Residential Services (2)	13.8%	12.2%	14.1%	(12.9)%	(9.5)%
ResCare HomeCare(2)	6.8%	7.1%	7.3%	(17.8)%	(14.5)%
Youth Services (2)	7.6%	8.0%	10.2%	(1.2)%	0.3%
Workforce Services (1)	6.2%	8.4%	10.2%	6.0%	6.5%
Corporate (3)	(3.8)%	(3.5)%	(3.4)%	(4.7)%	(4.6)%
Consolidated (2) (3)	6.8%	6.6%	8.2%	(14.2)%	(11.4)%

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

(4)         The combined year ended December 31, 2010 sets forth the combined successor and predecessor revenues, operating income (loss), operating expenses and operating margins for comparison purposes. Our comments in the discussion below will be referring to the 2010 combined period.

Consolidated

Consolidated revenues increased $19.8 million, or 1.3% from 2011 to 2012, while 2011 increased $16.7 million, or 1.1%, over 2010. Revenues are more fully described in the segment discussions below.

Consolidated operating income increased $5.3 million, or 5.1%, to $109.2 million in 2012 compared to $103.9 million in 2011.  Operating margin increased to 6.8% in 2012 compared to 6.6% in 2011.  Consolidated operating income increased $282.4 million to $103.9 million in 2011 compared to an operating loss of $178.5 million in 2010. Operating margin increased from (11.4%) in 2010 to 6.6% in 2011. The 2010 operating loss and negative margin primarily resulted from a $250.2 million goodwill impairment charge and costs of $12.4 million associated with the Onex transaction, partially offset by 2010 acquisitions in the Residential Services and ResCare HomeCare segments.

Net interest expense decreased $6.8 million in 2012, compared to 2011 due primarily to lower interest rates as a result of the new senior secured credit facility which closed in April 2012, which was partially offset by $1.0 million of additional interest expense related to our vehicle capital leases, as disclosed in Note 13.  Net interest expense increased $22.8 million in 2011, compared to 2010, due primarily to higher average debt balances and an increase in interest rates arising from the refinancing of debt in December 2010 in which the annual interest rate payable on our outstanding unsecured senior notes increased from 7.75% to 10.75%.

Our effective income tax rates were 38.6%, 32.4% and 23.1% in 2012, 2011 and 2010, respectively. The 2011 to 2012 change in our effective rate was negatively impacted by the expiration of jobs tax credits after 2011, an increase in our reserve for uncertain tax positions and an adjustment associated with the going private transaction costs (2011). The 2010 to 2011 change in our effective rate was positively (increased benefit) impacted by adjustments associated with the going private transaction costs and nondeductible goodwill impairments (2010).

Residential Services

Residential Services revenues in 2012 of $885.6 million increased $32.2 million, or 3.8%, over the 2011 revenues of $853.5 million due primarily to acquisition growth of $25.3 million and organic growth of $6.9 million. Operating margin increased to 13.8% in 2012 from 12.2% in 2011 due primarily to growth and effective management of labor and controllable costs.

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

ResCare HomeCare

ResCare HomeCare revenues in 2012 of $337.0 million increased $15.1 million, or 4.7%, over 2011 revenues of $321.8 million.  This increase was due primarily to $23.8 million from acquisition related growth which was partially offset by rate and service cuts of $3.5 million and a $5.1 million reduction in organic business across several states.  Operating margin decreased from 7.1% in 2011 to 6.8% in 2012 due primarily to rate and service cuts of $1.1 million, $1.6 million reduction in organic business across several states and $0.8 million increase in bad debt expense, which were partially offset by $2.9 million impact from acquisitions and $0.4 million in lower marketing costs..

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

Youth Services

Youth Services revenues decreased $4.6 million, or 2.5%, from 2011 to 2012 due primarily to Job Corps contract loss and contract spending reductions of $1.3 million and $1.2 million, respectively, as well as a $2.0 million reduction due to lower census in our Residential Youth reporting unit. Operating margin decreased from 8.0% in 2011 to 7.6% in 2012 due primarily to lower margins in our Residential Youth reporting unit due to the lower census.

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

Workforce Services

Workforce Services revenues decreased $22.9 million, or 10.5% from 2011 to 2012 due primarily to net contract losses of $14.1 million, contract amendments of $2.4 million and contract performance issues of $6.0 million. Operating margins decreased to 6.2% in 2012 from 8.4% in 2011 due primarily to net contract losses of $3.0 million, contract performance issues of $5.2 million, which were partially offset by overhead cost reductions of $0.8 million.  In February 2012, we were informed by the New York City Human Resources Administration that our WeCARE contract had been awarded to another operator through the competitive bid process. Our performance continued under a contract extension until December 2012. Annual revenues for this contract are $28 million.

Workforce Services revenues decreased 11.7% from 2010 to 2011 due primarily to the loss of contracts in Texas and the absence of the American Recovery and Investment Act (ARRA) funding in 2011. Operating margins increased to 8.5% in 2011 from 6.7% in 2010 due primarily to the absence of lower margin services funded under ARRA.

Corporate

Total Corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses.  Total corporate operating expenses increased $5.5 million, or 9.8%, from 2011 to 2012 due primarily to increases in insurance costs of $2.6 million, share-based compensation of $1.5 million and depreciation expense of $2.9 million, which were partially offset by lower Onex transaction costs of $1.7 million.

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

We had no net income or loss from discontinued operations in 2012.  Net income from discontinued operations was $11.2 million for 2011 compared to net losses of $18.1 million in 2010. The 2011 net income includes tax benefits of $19.8 million, while the 2010 net loss includes a $13 million goodwill impairment charge. During the third quarter of 2011, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations.

Financial Condition, Liquidity and Capital Resources

Total assets increased $59.7 million, or 6.0%, in 2012 over 2011. This increase was primarily related to $32.5 million of additional goodwill and intangible assets from 2012 acquisitions, $16.5 million of revisions for vehicle capital leases described in Note 13  and $24.5 million of additional cash and cash equivalents, which were partially offset by an $11.4 million reduction in refundable income taxes.

Cash and cash equivalents were $50.1 million at December 31, 2012, compared to $25.7 million at December 31, 2011.   Cash provided by operating activities for 2012 was $80.3 million compared to $72.6 million for 2011 and $85.3 million for 2010. The increase from 2011 to 2012 was primarily due to $6.1 million of higher depreciation due to the revision for vehicle capital leases described in Note 13.  The decrease from 2010 to 2011 was primarily due to the change in trade accounts payable.

Days revenue in net accounts receivable were 49 days at December 31, 2012, December 31, 2011 and December 31, 2010. Net accounts receivable at December 31, 2012 increased to $228.4 million, compared to $221.1 million at December 31, 2011 and $215.9 million at December 31, 2010. The increase in net accounts receivable from 2011 to 2012 and from 2010 to 2011 is primarily due to acquisition growth.

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

Capital expenditures were $15.5 million for the year ended December 31, 2012, compared to $13.5 million for the year ended December 31, 2011. We invested $33.1 million ($30.7 million in cash and $2.4 million in seller notes) on acquisitions in 2012. For 2011, we invested $27.9 million ($23.1 million in cash and $2.1 million in seller notes and $2.7 million in forgiven seller obligations to company) on acquisitions. We invested $32.5 million ($28.4 million in cash and $4.1 million in seller notes) on acquisitions in 2010.

Our financing activities for 2012 included proceeds of $175 million related to the new term loan (the “Term Loan A”) and the payoff of $172.1 million related to the old term loan (the “Term Loan B”), both of which are discussed below. During 2012, we have paid $4.0 million in debt issuance costs resulting from the new senior secured credit facility (the “Credit Agreement”) we entered into on April 5, 2012.  We also had $6.0 million of payments on capital leases obligations, which were primarily related to the vehicle capital leases disclosed in Note 13.

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

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under that revolving credit facility was $275 million until July 28, 2013, after which the revolving credit facility was to be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility was $240 million. In addition, $175 million of additional borrowing capacity was available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility was to be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provided for the exclusion of charges incurred in connection with the resolution of the matter described in Note 16 of the Notes to Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility was secured by a lien on all of our assets and, through secured guarantees, on our domestic subsidiaries’ assets.

On December 22, 2010, we issued a $170 million senior secured term loan (the Term Loan B) due December 22, 2016, at a discounted price of 98% with realized net proceeds of $166.6 million. Additional capacity of $175 million was available for use to increase the Term Loan B, or to increase the revolving credit facility, subject to certain limitations and conditions in our other debt agreements. The Term Loan B was used primarily to repay the $159.6 million of preferred equity plus accrued dividends from Purchaser, to various Onex affiliates related to its acquisition and funding of tendered Company shares on November 16, 2010. The Term Loan B contains various financial covenants similar with respect to the amended and restated revolving credit facility. The Term Loan B was an amortizing obligation, with principal payments of 1% of the outstanding Term Loan B balance due annually. Pricing for the Term Loan B was variable, at the London Interbank Offer Rate (LIBOR) plus 550 basis points. LIBOR is defined as having a minimum rate of 1.75%. The Term Loan B was secured by a lien on all of our assets and, through secured guarantees, on our domestic subsidiaries’ assets.

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 16 to Notes to the Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million in the three months ended June 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of unamortized deferred debt issuance costs and original issue discount.

Our obligations under capital leases are $17.7 million as of  December 31, 2012, due primarily to vehicle capital leases which are disclosed further in Note 13.  The current portion of these lease obligations was $6.0 million.

As of December 31, 2012, we had irrevocable standby letters of credit in the principal amount of $59 million issued primarily in connection with our insurance programs. As of December 31, 2012, we had $141 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR at our option. As of December 31, 2012, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of December 31, 2012. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

Our credit facility contains a total leverage ratio and an interest coverage ratio. As of December 31, 2012, the maximum leverage ratio allowed under the facility was 4.50. That maximum allowable leverage steps down to 4.25 at March 31, 2014, to 4.00 at September 30, 2015 and to 3.75 at March 31, 2016 and the end of each fiscal quarter thereafter. As of December 31, 2012, the minimum interest coverage ratio allowed under the facility was 2.25. That minimum allowable interest coverage steps up to 2.5 at March 31, 2014, to 2.75 at September 30, 2015 and to 3.00 at December 31, 2016 and the end of each fiscal quarter thereafter. As of December 31, 2012, our leverage ratio was 2.2 and our interest coverage ratio was 4.7. We believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2012 were approximately 66% through Medicaid reimbursement, 8% from the DOL and 26% from other payors. We believe our sources of funds through operations and available through our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

As described in Item 3. Legal Proceedings on Page 31 of this report, a jury returned a verdict of approximately $53.9 million in damages against the Company, consisting of approximately $4.7 million in compensatory damages and $49.2 million in punitive damages, which was entered as a judgment in December 2009. On February 19, 2010, the New Mexico trial court judge ruled on post-trial motions reducing the jury award to $15.5 million, which consists of approximately $10.8 million in punitive damages and $4.7 million in compensatory damages. We believe the parent company is not liable for the actions of its subsidiary (Res-Care New Mexico, Inc.) or its employees and that both the compensatory and punitive amounts awarded are excessive and contrary to United States Supreme Court and New Mexico Supreme Court precedent which would warrant a new trial or, in the alternative, would reduce the judgment amount. We, as well as the plaintiffs, have appealed. Oral arguments before the Court of Appeals were held on November 15, 2011, and we anticipate a ruling from the Court of Appeals in the near future.  We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations and Commitments

Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Long-term Debt	$373,115	$14,695	$35,748	$122,672	$200,000
Capital Lease Obligations	17,684	6,052	5,841	5,791	—
Operating Leases	197,855	59,837	85,098	38,464	14,456
Fixed interest payments on Long-term Debt and Capital Lease Obligations(1)	132,035	21,793	43,501	43,448	23,293
Total Contractual Obligations(2)	$720,689	$102,377	$170,188	$210,375	$237,749

(1)    Excludes any interest payments on our variable rate debt.

(2)    This amount excludes $2.2 million of unrecognized tax benefits, as we are unable to reasonably estimate the timing of these cash flows.

	Total	Amount of Commitments Expiring per Period Twelve Months Ending December 31,
Other Commercial Commitments	Amounts Committed	2013	2014-2015	2016-2017	2018 and Thereafter
Standby Letters-of-Credit	$59,099	$59,099	—	—	—
Surety Bonds	$30,130	$30,081	$30	$19	$—

We had no significant off-balance sheet transactions or interests in 2012.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.                                                Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding balance as of December 31, 2012 and 2011.

Item 8.                                                         Financial Statements and Supplementary Data

Refer to pages F-1 through F-43.

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in the Corporation’s current reports on Form 8-K filed on February 28, 2012, the Corporation changed its independent registered public accountants effective for the fiscal year ended December 31, 2012.  There were no disagreements or reportable events related to the change in accountants.

Item 9A.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.                                                Other Information

On February 19, 2013, the employment agreement of Roderick D. Purdy, the Company’s Chief Human Resources Officer, was amended to provide that if Mr. Purdy’s employment is terminated because the Company elects not to extend the term of his employment agreement, then Mr. Purdy will be entitled to receive installments of his then current base salary for twelve months after the expiration date of the agreement.  In addition, Mr. Purdy will receive an additional 48 Primary Stock Options, which are described under Item 11 Executive Compensation — Compensation Discussion and Analysis — Equity-based Incentive Compensation.  The amendment is intended to bring Mr. Purdy’s agreement into line with the employment agreements of executive officers of comparable responsibility, as was intended when Mr. Purdy’s agreement was initially amended in July 2012 at the time he was named an executive officer of ResCare.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the directors and executive officers of Res-Care, Inc.

Name	Age	Position
James H. Bloem	62	Chairman of the Board
David Braddock	68	Director
William E. Brock	82	Director
Steven B. Epstein	69	Director
Robert E. Hallagan	69	Director
Olivia F. Kirtley	62	Director
Robert M. Le Blanc	46	Director
Steven S. Reed	51	Director
Ralph G. Gronefeld, Jr.	54	Director, President and Chief Executive Officer
Patrick G. Kelley	48	Chief Operating Officer
David S. Waskey	61	General Counsel, Chief Compliance Officer and Secretary
Roderick D. Purdy	56	Chief Human Resources Officer
D. Ross Davison	51	Interim Chief Financial Officer

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

William E. Brock has served as a director since 2006. He is chairman of The Brock Offices, a firm specializing in international trade, investment and human resources which he founded in 1988. From 1985 to 1987, Mr. Brock served as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. He served as Chairman of the Republican National Committee from 1977 to 1981 and previously as a Member of the U.S. House of Representatives from 1963 to 1971 and as U.S. Senator for the State of Tennessee from 1971 to 1977. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a director of On Assignment, Inc. and Strayer Education, Inc. In addition to his broad experience as a federal legislator, cabinet secretary and international trade official, Senator Brock has been a sponsor of and advocate for national workforce training programs.

Steven B. Epstein was appointed to the board of directors of ResCare in March 2011. Mr. Epstein is the founder and senior healthcare partner of the law firm of Epstein Becker & Green, P.C., Washington D.C., where he has specialized in the practice of health care law for more than 35 years and serves as a legal advisor to healthcare entities throughout the U.S. The board believes Mr. Epstein’s experience in and knowledge of healthcare law will be valuable in overseeing a business that currently derives more than 60% of its revenues from Medicaid. Mr. Epstein also serves as a director of Accretive, Align Networks, Catamaran Corporation, Center for Wound Healing, Discovery Health, Haights Cross Communications, Health Insights, Management Health Solutions, Inc., MedExpress, National Compliance Solutions, Inc., Rural/Metro Corporation, Solis Women’s Health, Street Law, Inc. and Team Health Holdings, Inc.. He also serves as an advisor to several venture and private equity firms.

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

Olivia F. Kirtley, a certified public accountant, has served as a director of ResCare since 1998. Ms. Kirtley has served as a business consultant on strategic and corporate governance issues during the past five years. Ms. Kirtley brings extensive experience, expertise and insight to our Board in the areas of audit and corporate governance. In addition to her expertise in audit and tax issues developed in part as a senior manager at Ernst & Whinney (predecessor to Ernst & Young LLP), Ms. Kirtley also brings corporate management experience from her tenure at Vermont American Corporation, including the positions of Treasurer, Vice President and Chief Financial Officer at that company. She has served as Chair of the American Institute of Certified Public Accountants, Chair of the AICPA Board of Examiners, and as a current U.S. member of the Board and Deputy President of the International Federation of Accountants. Ms. Kirtley has served as a director of U.S. Bancorp since 2006 (including as the chair of its audit committee and a member of its governance and executive committees) and as a director of Papa Johns International, Inc., an international pizza company, since 2003 (including as a member of its compensation committee). Ms. Kirtley also served as a director of Alderwoods Group, Inc. from 2002 until its merger with Service Corporation International in 2006, including chairman of its audit committee, and as a director of Lancer Corporation from 1999 until it was acquired by Hoshizaki Electric Co., Ltd. in 2006, including on its compensation committee and as chair of its audit committee.

Robert M. Le Blanc has served as a director of ResCare since 2004. He is a Managing Director of Onex Corporation. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years and for five years prior to that he worked with General Electric in a variety of positions including corporate finance and corporate strategy. Mr. Le Blanc is the Lead Director of Magellan Health Services, Inc., a provider of behavioral healthcare services.  Mr. Le Blanc also serves as a director of Emergency Medical Services Corporation, Skilled Healthcare, Carestream Health, Inc., Center for Diagnostic Imaging, Inc., First Berkshire Hathaway Life, Cypress Holdings, Inc., The Warranty Group, and Connecticut Children’s Medical Center. With his experience in governance for a wide range of businesses, Mr. Le Blanc has brought knowledge of developments in management practices and corporate governance that can be applied to improve our organization, as well as expertise in evaluating acquisition prospects.

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

Executive Officers of ResCare

The executive officers of ResCare are Ralph G. Gronefeld, Jr., whose experience is described above, Patrick G. Kelley, David S. Waskey, Roderick D. Purdy and D. Ross Davison.

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

Mr. Waskey has served as ResCare’s General Counsel since joining ResCare in May 1992. Mr. Waskey currently serves also as Secretary. Before joining ResCare, he was a partner in the Louisville, Kentucky office of Alagia, Day, Trautwein & Smith. Before beginning the practice of law in 1984, Mr. Waskey was a certified public accountant in public practice.

Mr. Purdy joined ResCare as Chief Human Resources Officer in October 2011.  He previously served as Vice President of Human Resources at Kimberly-Clark from 2007 until 2011. Mr. Purdy began his career at General Electric in 1982, where he served for 12 years.  He subsequently held human resources positions of increasing responsibility at Aetna, Prudential Healthcare, Pfizer/Warner, Cadbury Schweppes and Kimberly-Clark.

Mr. Davison, ResCare’s Vice President of Risk Management, assumed the position of interim Chief Financial Officer in October 2012. Mr. Davison, served as ResCare’s Treasurer from 2002 until 2007, and rejoined the Company in 2009. From 2007 to 2009, Mr. Davison served as chief financial officer of Great Escape Theatres, a movie theatre operator, from  2007 to 2008, and of Blackhawk Development, a commercial real estate firm, from 2008 until 2009. Before first joining ResCare in 2002, Mr. Davison served as chief financial officer of PJ America, a restaurant franchisee from 1996 to 2002, and spent 11 years with Arthur Andersen LLP.

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

Nomination Procedures

Since becoming a wholly owned subsidiary of ResCare Holdings, ResCare no longer maintains procedures for shareholders to recommend nominees to the board of directors.

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

Compensation Program Objectives

ResCare’s business goal is to provide quality health and human services to people with special needs, while at the same time enhancing long-term shareholder value. We believe that the compensation of our executives should reflect the value the company attributes to their skills, experience, loyalty to the company and adherence to its mission. The compensation should serve as an incentive for the executives to remain with the company and to strive to achieve goals and objectives that contribute to the quality of services we provide to the people we serve and to long-term shareholder value in the company. We also believe that our executive compensation program should be mindful of ResCare’s mission, the people we serve and our mission-driven employees.

ResCare is unique in the human services industry because of the scope and variety of the services it provides. ResCare serves people with intellectual, cognitive, developmental or physical disabilities, mental illness, acquired brain injury, youth with emotional or behavioral challenges, adults with economic and other barriers to productive employment, and the elderly who need support services in order to remain in their own homes as long as possible. ResCare employees, particularly its direct care employees, work in industries that rely for the most part on government funding, which does not compensate such important work highly. Our leadership team includes executives who have been with the Company for many years, are knowledgeable about the business, and strongly support its mission. We have also recruited executives who offer valuable experience from outside the human services industry.

ResCare’s executive compensation program has been designed to support the objectives of promoting high quality service and strong operating and financial performance, while also taking into consideration ResCare’s mission and its employees and constituents. Specifically, the intent and objectives of our compensation program are to:

•      provide incentives and rewards that are based on individual, group and company-wide performance in achieving quality of service and financial goals as identified in ResCare’s strategic business plan;

•      provide sufficient value to attract and retain talented employees on a long-term basis; and

•      link the interests of executives with the long-term performance of the Company by making equity-based awards a significant element of executive compensation.

Historically, we have entered into employment contracts with executive officers as well as other key employees as part of our effort to recruit and retain high quality employees. Our employment contracts for the named executive officers are individually negotiated and approved by the executive compensation committee and provide the framework for each executive’s compensation package. During 2011, we entered into new employment agreements with our executive officers to reflect the acquisition of ResCare by an affiliate of Onex Partners III LP at the end of 2010.  We may revisit our practice of entering into employment agreements with our senior executives in connection with a planned organization-wide evaluation of our compensation, benefits, programs, practices and policies, described below.

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

In determining the compensation for our executives, we take into account several considerations that relate to the specific nature of our business:

•      The complexity of our business and its highly regulated nature. ResCare currently operates in 42 states, Washington DC, Puerto Rico and Canada. Our Job Corps operations are subject to United States Department of Labor requirements and federal government contract regulation, our workforce development operations are subject to both federal and local regulations and criteria, and the residential services group operates in multiple states, each of which has its own reimbursement system and regulations. The people ResCare serves are some of the most vulnerable and regulations concerning their care are extensive. States operate on annual budgets that affect the reimbursement environment in which ResCare operates. ResCare’s executives must understand the complexities of the various regulatory systems and be able to manage operations within them.

•      The special needs of the people we serve. As described above, ResCare serves people with many different special needs including those with developmental disabilities, those from disadvantaged backgrounds, the elderly, and people seeking assistance overcoming barriers to employment. These are vulnerable populations who are served by our dedicated employees, and we do not want our executives’ compensation to be excessively disproportionate to the compensation of people in our operations, especially those who provide the direct services to the people we serve.

•      The experience, skills and commitment of our leadership team. Many of our executives have been with the Company for significant lengths of time, including both periods of economic growth and recessions, and have acquired an understanding of its operations and the complexities of its business. Their skills and experience contributed greatly to the past growth of our Company, and they have demonstrated their commitment to the company during more difficult times. We want to retain their skills to continue the momentum and reward their loyalty and service.

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

We expect to undertake a comprehensive organization-wide evaluation of ResCare’s compensation, benefits, programs, practices and policies in 2013.  In 2012, with a view to such an evaluation, management, with the concurrence of the Talent and Compensation Committee, engaged Mercer, Inc. to conduct an organization-wide analysis of our compensation, benefits, programs, practices and policies for use in future compensation decisions, including executive officer compensation. Our objective is to have market competitive compensation programs that enable ResCare to attract and maintain talented executives and employees.  Other than this analysis, neither Mercer, Inc. nor any of its affiliates has provided any services to ResCare or ResCare’s affiliates, either prior to, or since we engaged Mercer, Inc.

Components of Executive Compensation

The three primary components of ResCare’s executive compensation are base salary, annual cash incentive and long-term equity-based incentive compensation. Following ResCare’s acquisition by an affiliate of Onex Partners III LP, our equity-based compensation has been in the form of options to purchase stock in Onex Rescare Holdings Corp. (“ResCare Holdings”), the entity that owns 100% of the shares of ResCare. The employment contracts also provide for additional benefits that do not involve material cost but which we also describe elsewhere in this annual report. ResCare does not provide material perquisites to its executive officers.

For attraction and retention purposes, the employment agreements for our executives provide for approximately equal amounts of base salary and cash incentive compensation. The incentive compensation is earned only if the Company attains 90% of a budgeted level of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), and the executive attains performance goals related to these individual responsibilities. The budgeted level of EBITDA is generally set at 10% higher than the Company’s EBITDA for the prior fiscal year so that the thresholds to earn incentive compensation are challenging to achieve.  The equity-based component consists of grants of stock options that can be exercised only if milestones in equity value per share are achieved. These awards are described in greater detail below. The compensation under these packages increases reasonably and rationally rather than quickly and in large intervals; salary increases are gradual, incentive compensation is based on annually established goals, and stock options can be exercised only if the Company achieves performance goals.

For 2012, the mix of compensation earned by each named executive officer was as follows:

	Base Salary	Annual Cash	Long Term Equity
	as % of	Incentives as % of	as % of
	Total	Total	Total
Executive	Compensation(1)	Compensation	Compensation(2)
Ralph G. Gronefeld, Jr.	65.4%	34.6%	0.0%
Patrick G. Kelley	65.4%	34.6%	0.0%
David S. Waskey	68.0%	32.0%	0.0%
Roderick D. Purdy	29.8%	15.8%	54.4%
D. Ross Davison(3)	85.6%	14.4%	0.0%
David W. Miles(3)	100.0%	—%	—%

(1)         As used in this chart, “Total Compensation” includes the sum of base salary, actual annual cash incentive, and grant-date value of equity awards.

(2)         Long-term equity in the form of stock options was granted to Mr. Purdy in 2012 and to the other named executives in 2011. See “Equity-based Incentive Compensation,” below.

(3)         On October 9, 2012, the Company announced that Mr. Miles had resigned as Chief Financial Officer effective November 2, 2012, and Mr. Davison was assuming the position of Interim Chief Financial Officer.

Base Salaries

The base salaries of ResCare’s named executive officers were established through the negotiation of their employment agreements. Base salaries are intended to be market competitive, not market leaders, and take into account the considerations discussed above. Salaries are based on senior officers’ responsibilities to head significant business units or functions and the objectives of our compensation program discussed elsewhere in this section.

In 2012, the base salaries for our named executive officers were as follows:

• Ralph G. Gronefeld, Jr.	$440,000
• Patrick G. Kelley	400,000
• David W. Miles	300,000
• David S. Waskey	250,000
• Roderick D. Purdy	250,000
• D. Ross Davison	175,000

In 2011, when we completed new executive agreements with our named executives for terms through the end of 2015, our executive compensation committee did not conduct an analysis of peer group performance or executive compensation. As described above, we engaged Mercer, Inc. in 2012 to conduct an organization-wide analysis of our compensation, benefits, programs, practices and policies for use in future compensation decisions, including executive officer compensation.

Non-Equity Incentive Compensation

Annual non-equity or cash incentive compensation is designed to support the Company’s strategic business plan and to reward achievement of individual, group, and company-wide quality of service, operational and financial goals. The Talent and Compensation Committee annually establishes financial and non-financial performance measures with threshold and maximum performance targets for our named executive officers, in consultation with the CEO.

In 2011, our non-equity incentive compensation plan was modified to reflect our status as a private company. Payment of cash incentive awards now depends upon the company achieving a budgeted level of EBITDA instead of net income as it had been before 2011. The board of directors and management intend to continue to set the financial performance target at a level that is realistically achievable but challenging for the Company to attain.

Currently our named executive officers are eligible to earn cash incentive compensation equal to up to 100% of salary. Seventy percent of the cash incentive compensation is based upon the Company’s achievement of 100% of the EBITDA target to encourage a collaborative focus on corporate goals and performance. Thirty percent is based upon the achievement of individual performance goals related to business units or functions for which the named executive officer has direct responsibility. The Company must attain 90% of the EBITDA target before the named executive officers become eligible to receive cash incentive awards for achieving individual performance goals established annually by the Talent and Compensation Committee.

The Company’s EBITDA target for 2012 was $140.0 million. After adjustments for nonrecurring, unusual items, the Company’s EBITDA was less than $2 million short of the target. Based on the Company’s performance, the board of directors elected to award the named executive officers cash incentive compensation equal to 35% of salary, or one-half of the incentive compensation that would have been earned had the EBITDA target been achieved. In addition, the named executive officers met the threshold to be eligible for awards based on individual performance.

Our cash incentive plan also allows for longer-term cash incentive awards for officers other than senior management. Eligible officers can earn a “super bonus” equal to from 10% to 25% of salary (depending on position) if the Company attains an EBITDA target for 2013. Members of senior management who received awards of Extra Stock Options under our equity-based incentive compensation program (described below) are not eligible for the “super bonus” incentive.

Equity-based Incentive Compensation

Our equity-based compensation program is intended to allow members of ResCare’s management to share any gains in the value of equity in ResCare Holdings. The Onex Rescare Holdings Corp. Stock Option Plan provides for awards of options to purchase stock of ResCare Holdings equal to 8% of the outstanding equity of ResCare Holdings (or approximately 7.5% on a fully diluted basis). The option plan authorizes two different pools of stock options, each having separate vesting and exercise requirements. Primary Stock Options equal 6.5% of the outstanding equity, and Extra Stock Options equal 1.5% of the outstanding equity. Except for a percentage of the reserved for future grants to new employees, all of the authorized options were issued to members of ResCare’s management and its directors on April 1, 2011. In general, the vesting and exercise requirements of the two classes of options allow option recipients to realize an economic return on their options only if the value of ResCare Holdings appreciates significantly.

Primary Stock Options vest 20% per year from December 22, 2010 (the date of the Onex acquisition) for the initial grants in April 2011 and from the grant date for subsequent grants. The exercise price is $5,000 per share for the initial grants, based on the valuation of ResCare Holdings on December 22, 2010. For subsequent grants, the exercise price will be the valuation of ResCare Holdings on the grant date. Primary Stock Options may be exercised only if the growth in equity value per share at the time of exercise exceeds a 10% annual compound annual growth rate from the date of the Onex acquisition. In determining whether the growth milestone has been achieved, the equity value per share of ResCare Holdings is valued at (i) the share price in a public market following an initial public offering; (ii) the valuation implied by an offering to buy ResCare Holdings, or (iii) 5.5 times EBITDA for the trailing twelve month period.

Extra Stock Options vest immediately upon grant, but can be exercised only if the equity value per share exceeds three times the equity value per share on the date of the Onex acquisition. The valuation method is the same as that for Primary Stock Options.

In April 2011, Messrs. Gronefeld, Kelley, Miles and Waskey received initial grants of both Primary Stock Options and Extra Stock options, and Mr. Davison received an initial grant of Primary Stock Options.  Mr. Purdy received grants of both Primary Stock Options and Extra Stock Options on March 15, 2012, following the commencement of his employment with ResCare in September 2011.

Section 162(m) of the Internal Revenue Code as amended provides generally that the compensation paid by publicly held companies to the chief executive officer and the four most highly paid senior executive officers (other than the chief executive officer) in excess of $1 million per executive will be deductible by ResCare only if paid pursuant to a qualifying performance-based compensation plan approved by ResCare shareholders. The Onex Rescare Holdings Corp. Stock Option Plan includes performance criteria intended to have Primary Stock Options and Extra Stock Options qualify as performance-based compensation for purposes of Section 162(m).

Change of Control and Severance Provisions

The employment agreements with our executives generally provide that if an executive’s employment is terminated without cause or if the employment agreement is not extended by the Company, the executive will receive any earned but unpaid incentive bonus for any calendar year ending before or at termination, and the executive’s base salary will continue for a period of twelve months. The employment agreements for Mr. Gronefeld and Mr. Kelley entitle them to receive twice their base salary in monthly installments during the period between the date of termination and March 15 of the following year. Mr. Gronefeld and Mr. Kelley are also entitled to receive lump sum payments equal to up to three times base salary in the case of Mr. Gronefeld, and equal to two times base salary in the case of Mr. Kelley, if terminated without cause, and in the case of Mr. Gronefeld, if he terminates his employment for good reason, within two years after a change of control occurs. ResCare has employment agreements with many of its management employees throughout the Company, and all the agreements contain a severance provision under which the employee receives base salary from three to six months after termination. We believe it is appropriate to include these protections for our executives to further our objectives of retaining key executives, and we concluded that the severance provisions were reasonable to help assure the executives that they would be treated fairly in the event of a change of control. Particularly in the case of a change of control, the executive officers could be at risk if a new owner would make significant changes in the direction of the Company to which these executives are committed, toward which they have been working and on which their performance is based. We believe these severance provisions are not excessive and are fair to our executives. The change of control and severance provisions are described more fully in the discussion of employment agreements following the Summary Compensation Table and in the table entitled “Potential Payments upon Termination or Change of Control,” below.

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

Talent and Compensation Committee

Robert E. Hallagan, Chair

William E. Brock

Robert M. Le Blanc

Summary Compensation Table

The following table provides information concerning compensation awarded to or earned during the years ended December 31, 2012, 2011 and 2010, by our named executive officers.

Name and					Non-Equity
Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Incentive Plan Compensation (3)	Compensation (4)	Total
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Ralph G. Gronefeld, Jr.	2012	$441,018	$—	$—	$233,200	$—	$674,218
President and Chief	2011	441,018	—	2,507,812	413,600	—	3,362,430
Executive Officer	2010	441,018	100,000	—	—	—	541,018

Patrick G. Kelley	2012	400,016	—	—	212,000	—	612,016
Chief Operating Officer	2011	400,016	—	1,696,092	376,000	—	2,472,108
	2010	400,000	100,000	—	—	—	500,000

David S. Waskey	2012	250,011	—	—	117,500	—	367,511
General Counsel and	2011	250,011	—	517,784	220,000	—	987,795
Chief Compliance Officer	2010	225,011	15,000	—	—	—	240,011

Roderick Purdy	2012	250,011	—	457,750	132,500	—	840,261
Chief Human Resources
Officer (5)

D. Ross Davison	2012	175,000	—	—	29,531	—	204,531
Interim Chief Financial
Officer (6)

David W. Miles	2012	264,592	—	—	—	33,462	298,054
Former Executive Vice	2011	300,012	—	957,843	246,000	—	1,503,855
President and Chief	2010	300,012	75,000	—	—	—	375,012
Financial Officer(6)

(1)              The Company awarded one-time bonuses to the named executive officers in 2010 in recognition of the financial results achieved by the Company despite several extraordinary developments during the year. Mr. Kelley was also awarded $25,000 in 2010 in recognition of the additional responsibilities he assumed following his appointment as Chief Operating Officer in 2009.

(2)              The amounts in column (f) show the grant date fair value of the one-time grant of options to each named executive pursuant to the Onex Rescare Holdings Corp. Stock Option Plan, computed in accordance with FASB ASC Topic 718.

(3)              Non-equity incentive compensation paid to the executive officers is based on attainment of performance goals for the fiscal year approved by the executive compensation committee of the board of directors and as otherwise provided in their employment agreements.

(4)              The amount in column (i) represents the settlement for paid time off under the Company’s compensation policies upon Mr. Miles’ departure in November 2012.

(5)              Mr. Purdy joined the Company in October 2011 and was designated as an executive officer in 2012.

(6)              On October 9, 2012, the Company announced that Mr. Miles had resigned as Chief Financial Officer effective November 2, 2012, and Mr. Davison was assuming the position of Interim Financial Officer.

Grants of Plan-Based Awards Table

The following table shows the incentive plan awards granted to our named executive officers for 2012. ResCare attained EBITDA equal to at least 90% of the EBITDA target for 2012, which is required before our executives can earn cash incentive compensation based upon the attainment of individual performance goals.

				Estimated	All Other
				Future	Option
		Estimated		Payouts	Awards:	Exercise	Grant Date
		Future Payouts		Under Equity	Number of	Price of	Fair Value
		Under Non-Equity		Incentive	Shares	Option	of Option
	Grant	Incentive Plan Awards(2)		Plan Awards	Underlying	Awards	Awards
Name	Date(1)	Threshold ($)	Target ($)	Threshold (#)	Options (#)	($/share)	($)
Ralph G. Gronefeld, Jr.	—	$26,400	$440,000	—	—	$—	$—
Patrick G. Kelley	—	24,000	400,000	—	—	—	—
David S. Waskey	—	15,000	250,000	—	—	—	—
Roderick D. Purdy	3/15/12	12,500	250,000	119	—	5,000	457,750
D. Ross Davison	—	2,188	43,750	—	—	—	—
David W. Miles	—	—	—	—	—	—	—

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

Employment and Other Agreements

Employment agreements with named executive officers

ResCare has employment agreements with all of its named executive officers. The agreements are substantially similar to each other, and were approved by the executive compensation committee of the board of directors. Following the acquisition of our company by an affiliate of Onex Partners III LP in the fourth quarter of 2010, we entered into a new employment agreements with Messrs. Gronefeld, Kelley, Miles, Waskey and Davison effective January 1, 2011.  We entered into an employment agreement with Mr. Purdy effective September 6, 2011.

Term. The agreements for the executives other than Mr. Davison are for terms expiring on December 31, 2015, Mr. Davison’s agreement expires on December 31, 2014.  All of the agreements may be renewed for successive one-year terms at the company’s option with the executive officer’s consent.

Base Salary. Under their employment agreements, the base salaries for our named executive officers for 2012 were:

•      $440,000 for Mr. Gronefeld;

•      $400,000 for Mr. Kelley;

•      $300,000 for Mr. Miles;

•      $250,000 for Mr. Waskey;

•      $250,000 for Mr. Purdy; and

•      $175,000 for Mr. Davison.

Base salaries may be adjusted from time to time for changes in the executive’s responsibilities or for market conditions.

In November 2012, Mr. Davison was appointed to serve as the Company’s Interim Chief Financial Officer. For assuming this additional responsibility, the Company agreed to pay Mr. Davison a one-time bonus of $75,000 in 2013 upon successfully completing assigned interim duties including an audit of the Company’s 2012 financial statements without significant adjustments or deficiencies and the annual budgeting process.

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

Our named executive officers are eligible to earn cash incentive compensation equal to up to a 100% of salary. The named executive officers earn cash incentive compensation equal to 70% of base salary if the Company attains its EBITDA target for the year, which encourages a collaborative focus on corporate goals and performance.  If the Company attains 90% of its EBITDA target for the year, the named executives become eligible to earn cash incentive compensation of up to 30% of base salary, based upon the achievement of individual performance goals related to business units or functions for which each named executive officer has direct responsibility. In Mr. Davison’s case, the maximum cash incentive compensation is 25% of salary, of which 30% is based on attaining the EBITDA target for the year and 70% is based upon the achievement of individual performance goals.  Mr. Davison is also eligible to earn a “super bonus” equal to 25% of salary if the Company attains an EBITDA target of $165 million for 2013.

The individual performance goals for 2012 for the named executive officers were as follows:

Mr. Gronefeld’s goals were to (i) develop and implement a marketing plan for the HomeCare business segment; (ii) develop and implement a leadership training program; (iii) evaluate all business units and services with respect to possible divestiture or other action; (iv) increase revenue by 10% through execution of the business development plan; and (v) develop a development plan for all senior officers including succession plans for each executive. Mr. Gronefeld was determined to have achieved the first three of these goals for which he earned cash incentive compensation of $79,200.

Mr. Kelley’s goals were to (i) complete a plan for  Residential Services to reorganize and standardize back office functions into eight  geographical business centers; (ii) ensure all lines of business have reimbursement system tracking, education, and a proactive plan of action; (iii) complete the Youth Services reorganization plan and meet or exceed that unit’s contribution target for 2012; (iv) implement for each line of business talent development plans for both the line of business and specific officers; and (v) establish for each line of business a clearly defined “Plan to be the EXPERT” in its industry.  Mr. Kelley was determined to have achieved goals (i), (ii) and (iv), for which he earned cash incentive compensation of $72,000.

Mr. Waskey’s goals were to (i) successfully resolve material litigation; (ii) manage compliance and legal department costs at or below budget; (iii) implement a system for standardizing management of legal matters;  (iv) standardize administration of the legal department; and (v) develop or revise compliance review systems and assess items identified as critical and emerging regulatory risk areas. Mr. Waskey was determined to have achieved goals (iii) and (v), for which he earned cash incentive compensation of $30,000.

Mr. Purdy’s goals were to (i) conduct an annual leadership review based on performance and potential and create action plans for certain identified individuals; (ii) complete a project to review and develop the compensation structure and system; (iii) develop and implement standardized hiring processes focused on reducing turnover and costs, and improving the quality of hires; (iv) provide communications strategies and plans to support  strategic goals, culture, growth, and image; and (v) complete a human relations effectiveness and efficiency project and hire key human relations leadership.  Mr. Purdy was determined to have achieved goals (iii), (iv) and (v), for which he earned cash incentive compensation of $45,000.

Mr. Davison’s goals were to (i) calculate and advise leadership regarding loss exposure; (ii) manage workers’ compensation expense within 5% of budget; (iii) prepare specified units for self-insurance; (iv) oversee enterprise risk management and integration functions; (v) negotiate insurance renewals within targeted expense;  (vi) conduct a health insurance analysis; (vii) increase input on general and professional liability coverages; (viii) supervise staff and negotiate bond renewals within targeted expense; and (ix) serve as internal audit liaison.  Mr. Davison was determined to have achieved all of these goals except (iii) and (ix), for which he earned cash incentive compensation of $22,969.

Mr. Miles’ goals were to (i) manage costs of accounting and financial services to or below budgeted amounts; (ii) deploy a value-added internal audit program throughout the company; (iii) analyze the economic drivers for each business segment and document recommendations improving efficiency; (iv) implement a cost-containment program for corporate administrative departments, including improving compliance; and (v) improve management reporting. Because he terminated his employment voluntarily, Mr. Miles was not entitled to cash incentive compensation for 2012.

Termination.  If Mr. Gronefeld’s or Mr. Kelley’s employment is terminated by ResCare without cause, or if the employment agreement expires and the company elects not to renew it, or, in the case of Mr. Gronefeld, if he terminates his employment for good reason as defined in his agreement, the executive is entitled to receive twice his then-current full base salary payable in equal monthly installments from the date of termination until March 15 of the calendar year following termination. In the cases of the other named executive officers, if the employment agreement is terminated without cause by ResCare, Mr. Waskey or Mr. Purdy would be entitled to receive his base salary for 12 months after termination, and Mr. Davison would be entitled to receive base salary for nine months after termination.  Mr. Waskey and Mr. Purdy are each also entitled to receive his base salary for an additional 12 months if ResCare elects not to renew their employment agreements. If any executive voluntarily terminates his employment, or elects not to renew the employment agreement at the end of its term, he will receive his salary through the date of termination. In all cases except voluntary termination, Mr. Gronefeld would also be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination plus the prorated portion any earned but unpaid incentive bonus for the current calendar year through the date of termination.  In all cases except voluntary termination, the other executives would also be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination.

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

Restrictive covenants. Each named executive officer agrees not to compete with ResCare during employment and for a stated period of time after termination of his employment: 24 months in the cases of Messrs. Gronefeld and Kelley, 12 months in the cases of Messrs. Waskey and Purdy, and nine months in the case of Mr. Davison. Each named executive officer also agrees to maintain confidentiality of ResCare’s information and not to disparage ResCare or its employees.

Other provisions. The company has agreed to pay for Mr. Gronefeld the portion of reasonable and customary costs of an annual executive physical at the Mayo Clinic or other comparable facility that is not paid by health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table shows current holdings of stock options by the named executive officers.

	Option Awards(1)
	Number of	Number of
	Securities Underlying	Securities Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date
Ralph G. Gronefeld, Jr.	286	428	$5,000	12/22/2020
	—	95	5,000	12/22/2020

Patrick G. Kelley	190	286	5,000	12/22/2020
	—	71	5,000	12/22/2020

David S. Waskey	48	71	5,000	12/22/2020
	—	48	5,000	12/22/2020

Roderick D. Purdy	—	71	5,000	3/15/2022
	—	48	5,000	3/15/2022

D. Ross Davison	10	14	5,000	12/22/2020
	—	—	—	—

David W. Miles	—	—	—	—
	—	—	—	—

(1)         The named executives other than Mr. Davison received two option grants. The first, larger number is the number of Primary Stock Options; the second is the number of Extra Stock Options. Primary Stock Options vest 20% per year, from the March 15, 2012 grant date for Mr. Purdy’s options, and from December 22, 2010 (the date of the Onex acquisition) for the grants in April 2011 to the other named executives.  Extra Stock Options vest immediately upon grant.  The terms of each class of options are described under “Equity-Based Incentive Compensation” in the Compensation Discussion and Analysis.

Option Exercises and Stock Vested

None of the named executive officers exercised options during 2012. There are currently no outstanding stock awards.

Option Awards
	Number of Shares	Value
	Acquired on	Realized on
	Exercise (#)	Exercise ($)

Ralph G. Gronefeld, Jr.	—	—
Patrick G. Kelley	—	—
David S. Waskey	—	—
Roderick D. Purdy	—	—
D. Ross Davison	—	—
David W. Miles	—	—

Potential Payments upon Termination or Change of Control

The following table provides information about payments or benefits that would be due to the named executive officers under the terms of their current employment agreements if the employment agreement is terminated or there is a change of control of the company. These amounts assume cash incentive compensation payment at 100% of targeted incentive compensation which equals 100% of base salary for 2012 and termination or a change of control on December 31, 2012. Any payments upon termination of employment or change of control are governed by the executives’ employment agreements, which became effective on January 1, 2011.

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

		Involuntary
		Not-For-Cause		Involuntary
	Non-Renewal	Termination		Termination
Payments Under Termination	by Company	(No Change of Control)		(Change of Control)	Disability
Severance
(2012 Base Salary and Target Bonus)

Ralph G. Gronefeld, Jr.	$1,320,000	$1,320,000	(1)	$1,760,000	$440,000
Patrick G. Kelley	800,000	800,000		1,200,000	400,000
David S. Waskey	250,000	250,000		500,000	250,000
Roderick D. Purdy	250,000	250,000		500,000	250,000
D. Ross Davison	0	131,250		131,250	87,500
David W. Miles	—	—		—	—

Stock Options (2)

Ralph G. Gronefeld, Jr.	—	—		2,507,812	2,507,812
Patrick G. Kelley	—	—		1,696,092	1,696,092
David S. Waskey	—	—		517,784	517,784
Roderick D. Purdy	—	—		457,750	457,750
D. Ross Davison	—	—		74,147	74,147
David W. Miles	—	—		—	—

Total

Ralph G. Gronefeld, Jr.	1,320,000	1,320,000		4,267,812	2,947,812
Patrick G. Kelley	800,000	800,000		2,896,092	2,096,092
David S. Waskey	250,000	250,000		1,017,784	767,784
Roderick D. Purdy	250,000	250,000		957,750	707,750
D. Ross Davison	0	131,250		205,397	161,647
David W. Miles	—	—		—	—

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

In addition to cash compensation, each of the non-employee directors other than Mr. Le Blanc received a one-time grant of 62 Primary Stock Options in 2011.

Fiscal 2012 Director Compensation Table

The following table shows compensation paid or awarded to our eight non-employee directors for the year ended December 31, 2012. Mr. Gronefeld, the Company’s President and Chief Executive Officer, is not included in this table because he is an employee of the Company and thus receives no compensation for his service as a director. Mr. Gronefeld’s compensation from the Company is reported in the Summary Compensation Table.

	Fees Earned or
Name	Paid in Cash	Stock Awards (3)	Total
James H. Bloem	$91,000	$—	$91,000
David Braddock (1)	74,500	—	74,500
William E. Brock	82,500	—	82,500
Steven B. Epstein	50,000	—	50,000
Robert Hallagan	83,000	—	83,000
Olivia F. Kirtley	87,500	—	87,500
Robert M. Le Blanc (2)	—	—	—
Steven S. Reed	74,500	—	74,500

(1)         The fees for Dr. Braddock are paid to University Physicians, Inc., the Colorado University faculty practice plan of which Dr. Braddock is a member.

(2)         The director fees for Mr. Le Blanc are paid to Onex Partners Management LP. Mr. Le Blanc declined the options awarded to non-employee directors in 2012 based on the policies of his employer.

(3)         No stock option awards were granted in 2012.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ResCare is a wholly owned subsidiary of Onex Rescare Holdings Corp. (“ResCare Holdings”). The following table sets forth information with respect to the beneficial ownership of ResCare Holdings voting and non-voting common stock as of February 19, 2013 by:

•      each person who is known by us to beneficially own 5% or more of the total number of voting and non-voting shares of common stock of ResCare Holdings;

•      each of our directors;

•  each of our named executive officers; and

•      all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares.

	Number of Shares		Percent
Name of Beneficial Owner	Beneficially Owned(1)		of Class (2)

DIRECTORS AND NAMED EXECUTIVE OFFICERS
James H. Bloem	24		*
David Braddock, Ph.D.	24		*
William E. Brock	24		*
Steven B. Epstein	64		*
Robert E. Hallagan	24		*
Olivia F. Kirtley	24		*
Steven S. Reed	24		*
Robert M. Le Blanc	—	(3)	—
Ralph G. Gronefeld, Jr.	956		2.0%
Patrick G. Kelley	199		*
David W. Miles	30		*
David S. Waskey	50		*
Roderick D. Purdy	—		*
D. Ross Davison	12		*
All directors and executive officers as a group (13 persons) (4)	1,455		3.1%

OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	46,550	(5)	97.7%

*                 Less than 1%.

(1)         Includes 24 exercisable stock options for each of Messrs. Bloem, Braddock, Brock, Epstein, Hallagan, Reed and Ms. Kirtley. Includes the following number of exercisable stock options for the named executive officers: Mr. Gronefeld — 286; Mr. Kelley — 190; Mr. Waskey — 48; and Mr. Davison — 10..

(2)         Percentage of common stock, including both voting and non-voting shares. See footnote 4.

(3)         Mr. Le Blanc is a managing director of Onex Corporation. These shares are shown as beneficially owned by Onex Corporation.

(4)         Each of our named executive officers granted Onex Partners III LP an irrevocable proxy with respect to all matters submitted to the stockholders of ResCare Holdings for a vote or written consent. See “Certain Relationships and Related Person Transactions—Stockholders agreement” below.

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

Stockholders agreement

All of the stockholders of ResCare Holdings, including the Onex Investors and certain of our directors and executive officers, are parties to a stockholders agreement pursuant to which (i) Onex Partners III LP has the right to elect each member of our board of directors, (ii) each stockholder, other than the Onex Investors, granted Onex Partners III LP an irrevocable proxy with respect to all matters submitted to the stockholders for a vote or written consent, (iii) the stockholders agreed to drag-along, tag-along and other rights with respect to the transfer of their shares and (iv) the Onex Investors have customary demand registration rights, and all of the stockholders have customary “piggy-back” registration rights, with respect to the registration of their shares.

Finance

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of the lender group under the Company’s senior secured credit facility, holding approximately 9.3% of the outstanding indebtedness thereunder. Mrs. Olivia Kirtley, a member of the Company’s Board of Directors, is also a member of U.S. Bancorp’s board of directors. This credit facility was negotiated on an arm’s length basis with no involvement from Mrs. Kirtley.

Consulting Services

Dr. David Braddock, a member of the Company’s Board of Directors, provides consulting services to the Company under the terms of a consultation agreement with an organization affiliated with the University of Colorado, of which Dr. Braddock is a member. The payments to the organization in 2012 were $34,284, of which Dr. Braddock receives a portion.

Korn/Ferry International, was engaged to assist in the search for our Chief Financial Officer position.  Robert Hallagan, the vice chairman of board leadership services for Korn/Ferry International, is a member of the Company’s Board of Directors.  Payments for these services totaled $120,064 in 2012.

Legal

Reed Wicker PLLC performs legal services for the Company from time to time. Steven Reed, one of the principals of Reed Wicker PLLC, is a member of the Company’s Board of Directors. Payments for these services totaled $86,396 in 2012.

Epstein, Becker & Green, P.C., or EBG, provides legal services to the Company from time to time. Steven Epstein, a founder and shareholder of EBG, is a member of the Company’s Board of Directors. Payments for these services totaled $41,932 in 2012.

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

Item 14.                                                  Principal Accounting Fees and Services

As noted on Form 8-K filed on March 5, 2012, we changed our independent registered public accounting firm from KPMG LLP to PricewaterhouseCoopers LLP effective February 28, 2012.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the company’s annual financial statements for 2012 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

2012

Audit fees	$826,500
Audit-related fees	—
Total audit and audit-related fees	826,500

Tax fees	24,930
All other fees	—
Total fees	$851,430

The following table presents fees for professional services rendered by KPMG LLP for the audit of the company’s annual financial statements for 2011 and fees billed for other services rendered by KPMG LLP.

2011

Audit fees	$1,070,000
Audit-related fees	—
Total audit and audit-related fees	1,070,000

Tax fees	23,000
All other fees	—
Total fees	$1,093,000

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

10.1

$375,000,000 Credit Agreement dated as of April 5, 2012, among Res-Care, Inc., as Borrower, Onex Rescare Holdings Corp., as Holdings, the Guarantors from time to time party hereto, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, the other Lenders from to time to time party hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. and Royal Bank of Canada, as Syndication Agents and RBS Citizens, N.A. and U.S. Bank National Association, as Documentation Agents (incorporated by reference to Exhibit 10 to Form 8-K filed April 6, 2012).

10.2	Onex ResCare Holdings Corp. Stock Option Plan, including forms of Option Agreements., incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-4 (Reg. No. 333-173527).
10.3

Employment Agreement between Res-Care, Inc. and Ralph G. Gronefeld, Jr., incorporated by reference to Exhibit 99.1 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.4	Employment Agreement between Res-Care, Inc. and Patrick G. Kelley, incorporated by reference to Exhibit 10.5 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.5	Employment Agreement between Res-Care, Inc. and David S. Waskey, incorporated by reference to Exhibit 10.7 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.6	Employment Agreement, as amended, between Res-Care, Inc. and Roderick D. Purdy dated as of March 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 6, 2012).
10.7	Employment Agreement, as amended, between Res-Care, Inc. and D. Ross Davison dated as of January 1, 2011.
21.1	Subsidiaries of the Registrant
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date:	February 19, 2013	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2013
Ralph G. Gronefeld, Jr.

/s/ D. Ross Davison	Vice President — Interim Chief Financial Officer (Principal Accounting Officer)	February 19, 2013
D. Ross Davison

/s/ James H. Bloem	Chairman of the Board	February 19, 2013
James H. Bloem

/s/ David Braddock	Director	February 19, 2013
David Braddock

/s/ Robert E. Hallagan	Director	February 19, 2013
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	February 19, 2013
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	February 19, 2013
Robert M. Le Blanc

/s/ Steven S. Reed	Director	February 19, 2013
Steven S. Reed

/s/ William E. Brock	Director	February 19, 2013
William E. Brock

/s/ Steven B. Epstein	Director	February 19, 2013
Steven B. Epstein

Item 8.                   Financial Statements and Supplementary Data

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To Board of Directors and shareholder of Res-Care, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of comprehensive income (loss), shareholder’s equity and cash flows for the year ended December 31, 2012, present fairly, in all material respects, the financial position of Res-Care, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky

February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors

Res-Care, Inc.:

We have audited the accompanying consolidated balance sheet of Res-Care, Inc. and subsidiaries (“the Company”) as of December 31, 2011, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2011 (Successor), the period from November 16, 2010 to December 31, 2010 (Successor) and the period from January 1, 2010 through November 15, 2010 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 (Successor), the period from November 16, 2010 to December 31, 2010 (Successor) and the period from January 1, 2010 through November 15, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP

Louisville, Kentucky
February 16, 2012

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec-31,	Dec-31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$50,134	$25,651
Accounts receivable, net of allowance for doubtful accounts of $11,997 in 2012 and $6,413 in 2011	228,377	221,089
Refundable income taxes	—	11,432
Deferred income taxes	17,589	13,668
Non-trade receivables	3,942	6,684
Prepaid expenses and other current assets	18,174	18,532
Total current assets	318,216	297,056
Property and equipment, net	97,030	84,893
Goodwill	288,265	267,697
Other intangible assets, net	321,293	314,954
Other assets	27,154	27,658
Total assets	$1,051,958	$992,258
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$37,738	$46,107
Accrued expenses	114,876	122,632
Current portion of long-term debt	14,695	4,540
Current portion of obligations under capital leases	6,052	89
Accrued income taxes	1,813	969
Total current liabilities	175,174	174,337
Long-term liabilities	56,319	55,200
Long-term debt	358,420	364,854
Obligations under capital leases	11,632	342
Deferred gains	150	300
Deferred income taxes	106,253	98,270
Total liabilities	707,948	693,303

Commitments and contingencies	—	—

Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2012 and 2011	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2012 and 2011	—	—
Additional paid-in capital	244,345	240,509
Retained earnings	99,734	58,611
Accumulated other comprehensive income (loss)	30	(176)
Total shareholder’s equity-Res-Care, Inc.	344,109	298,944
Noncontrolling interest	(99)	11
Total shareholder’s equity	344,010	298,955
Total liabilities and shareholder’s equity	$1,051,958	$992,258

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	SUCCESSOR			PREDECESSOR
	Year ended Dec-31,	Year ended Dec-31,	Nov-16, 2010-	Jan-1, 2010-
	2012	2011	Dec-31, 2010	Nov-15, 2010

Revenues	$1,599,109	$1,579,335	$195,076	$1,367,601
Cost of services	1,194,494	1,190,410	149,608	1,038,815
Gross profit	404,615	388,925	45,468	328,786

Operating expenses:
Operational general and administrative	233,838	229,254	22,815	208,172
Corporate general and administrative	61,618	55,771	6,599	64,992
Asset impairment charges	—	—	—	250,181
Total operating expenses	295,456	285,025	29,414	523,345

Operating income (loss)	109,159	103,900	16,054	(194,559)

Other expenses:
Interest expense	35,384	42,178	2,827	16,686
Interest income	(127)	(119)	(17)	(225)
Loss on extinguishment of debt	7,129	—	—	—
Total other expenses, net	42,386	42,059	2,810	16,461
Income (loss) from continuing operations before income taxes	66,773	61,841	13,244	(211,020)
Income tax expense (benefit)	25,760	20,005	4,807	(50,520)
Income (loss) from continuing operations	41,013	41,836	8,437	(160,500)
Income (loss) from discontinued operations, net of tax	—	11,156	(2,254)	(15,849)
Net income (loss)	41,013	52,992	6,183	(176,349)
Net loss-noncontrolling interest	(110)	(171)	(18)	(172)
Net income (loss)-Res-Care, Inc.	41,123	53,163	6,201	(176,177)

Other comprehensive income:
Foreign currency translation adjustments	206	(433)	257	(627)
Comprehensive income (loss) attributable to Res-Care, Inc.	$41,329	$52,730	$6,458	$(176,804)
Total comprehensive income (loss)	$41,219	$52,559	$6,440	$(176,976)

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Total
PREDECESSOR
Balance at December 31, 2009-Predecessor	48	$46,609	29,453	$50,577	$94,892	$248,697	$(7,195)	$(855)	$432,725

Net loss	—	—	—	—	—	(176,177)	—	(172)	(176,349)
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(627)	—	(627)
Share-based compensation	—	—	—	—	6,201	—	—	—	6,201
Purchase minority interest	—	—	—	—	(745)	—	—	745	—
Reclass deferred director’s fees to accrued expenses	—	—	—	—	(724)	—	—	—	(724)
Shares issued under stock option plans, including related tax benefit	—	—	(116)	—	(3,605)	—	—	—	(3,605)

Balance at November 15, 2010-Predecessor	48	$46,609	29,337	$50,577	$96,019	$72,520	$(7,822)	$(282)	$257,621

SUCCESSOR

Balance at November 16, 2010-Successor	—	$—	21,345	$—	$452,444	$—	$—	$200	$452,644

Net income (loss)	—	—	—	—	—	6,201	—	(18)	6,183
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	257	—	257
Return on preferred shares	—	—	—	—	—	(753)	—	—	(753)
Payments for common share exchange	—	—	—	—	(56,875)	—	—	—	(56,875)
Redemption of preferred shares	—	—	—	—	(158,843)	—	—	—	(158,843)

Balance at December 31, 2010-Successor	—	$—	21,345	—	$236,726	$5,448	$257	$182	$242,613

Net income (loss)	—	—	—	—	—	53,163	—	(171)	52,992
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	(433)	—	(433)
Share-based compensation	—	—	—	—	2,383	—	—	—	2,383
Funds contributed by co-investors	—	—	—	—	1,400	—	—	—	1,400

Balance at December 31, 2011-Successor	—	$—	21,345	—	$240,509	$58,611	$(176)	$11	$298,955

Net income (loss)	—	—	—	—	—	41,123	—	(110)	41,013
Foreign currency translation adjustment arising during period	—	—	—	—	—	—	206	—	206
Share-based compensation	—	—	—	—	3,836	—	—	—	3,836

Balance at December 31, 2012-Successor	—	$—	21,345	—	$244,345	$99,734	$30	$(99)	$344,010

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SUCCESSOR			PREDECESSOR
	Year ended Dec-31, 2012	Year ended Dec-31, 2011	Nov-16, 2010- Dec-31, 2010	Jan-1, 2010- Nov-15, 2010
Operating activities:
Net income (loss)	$41,013	$52,992	$6,183	$(176,349)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	33,371	20,992	2,315	22,448
Impairment charges	—	—	—	263,155
Amortization of discount and deferred debt issuance costs	2,961	2,943	70	1,577
Share-based compensation	3,836	2,383	—	6,201
Deferred income taxes, net	4,062	4,450	(6,557)	(55,598)
Provision for losses on accounts receivable	5,679	5,851	844	9,573
Excess tax expense (benefit) from share-based compensation	—	—	—	1,176
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—
Write down of assets held for sale	—	1,642	—	—
Loss (gain) on sale of assets	238	481	(27)	198
Changes in operating assets and liabilities:
Accounts receivable	(12,967)	(10,125)	49,723	(64,732)
Prepaid expenses and other current assets	3,013	342	(2,246)	(1,692)
Other assets	(3,923)	(3,657)	2,723	1,439
Accounts payable	(8,369)	(9,711)	9,282	3,150
Accrued expenses	(8,368)	(3,846)	(9,082)	4,469
Deferred gains	(150)	300	—	(3,172)
Accrued income taxes	12,276	(10,668)	1,559	5,873
Long-term liabilities and other	1,249	18,243	4,687	8,110
Cash provided by operating activities	80,321	72,612	59,474	25,826
Investing activities:
Purchases of property and equipment	(15,485)	(13,507)	(2,127)	(8,593)
Acquisitions of businesses, net of cash acquired	(30,690)	(23,106)	(7,192)	(21,234)
Proceeds from sale of assets	166	221	59	120
Cash used in investing activities	(46,009)	(36,392)	(9,260)	(29,707)
Financing activities:
Long-term debt repayments	(174,718)	(38,824)	(122,388)	(1,395)
Long-term debt borrowings	175,000	—	366,600	2,594
Short-term (repayments) borrowings-three months or less, net	—	—	(50,000)	6,000
Payments on obligations under capital leases	(6,034)	(92)	(11)	(85)
Debt issuance costs	(4,008)	(561)	(15,863)	(4,543)
Payments on common share exchange	—	—	(56,875)	—
Redemption of preferred shares	—	—	(158,843)	—
Return on preferred shares	—	—	(753)	—
Funds contributed by co-investors	—	1,400	—	—
Excess tax expense from share-based compensation	—	—	—	(1,176)
Employee withholding payments on share-based compensation	—	—	—	(2,683)
Cash used in financing activities	(9,760)	(38,077)	(38,133)	(1,288)
Effect of exchange rate changes on cash and cash equivalents	(69)	(44)	12	(44)
Increase (decrease) in cash and cash equivalents	24,483	(1,901)	12,093	(5,213)

Cash and cash equivalents at beginning of period	25,651	27,552	15,459	20,672
Cash and cash equivalents at end of period	$50,134	$25,651	$27,552	$15,459

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$32,038	$30,737	$2,743	$16,001
Income taxes (net of refunds of $6.3 million, $0.3 million, $0.1 million and $1.2 million, respectively)	10,155	5,864	1,210	1,160
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	2,374	2,138	—	4,137
Capital lease obligations (see Note 13)	5,752	—	—	(725)
Forgiveness of management fees and promissory notes in connection with acquisitions	—	2,706	—	—

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

On November 16, 2010, an affiliate of Onex Partners III LP (“Purchaser”) completed a tender offer to acquire all outstanding shares of ResCare common stock, as further described in Note 2. The acquisition resulted in a new basis of accounting under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations. This change creates many differences between reporting for ResCare post-acquisition, as successor, and ResCare pre-acquisition, as predecessor. The accompanying consolidated financial statements and the notes to consolidated financial statements reflect separate reporting periods. The separate reporting periods are for successor and predecessor where applicable. Periods prior to November 16, 2010 are related to the predecessor.

We receive revenues primarily from the delivery of residential, therapeutic, job training and educational support services to various populations with special needs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts and related disclosures of commitments and contingencies. We rely on historical experience and on various other assumptions that we believe to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassification

During the third quarter of 2011, the Company finalized the purchase price allocation on the Onex transaction.  See Note 2 for further discussion.

During 2011, we ceased providing international services within the Workforce Services operating segment. In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations, the closure and sale of the international operations have been accounted for as discontinued operations. Accordingly, the results of our international Workforce Services operations, loss on sale of the business and all exit costs have been classified as discontinued operations, net of taxes, for all periods presented, in the accompanying consolidated statements of comprehensive income (loss). Additional information regarding discontinued operations can be found in Note 3.

Certain immaterial reclassifications between segments have been made to prior year amounts to conform to 2012 presentation.

Segments

For all periods presented,  we had four reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment will be restated effective January 1, 2013.  Further information regarding our segments is included in Note 10.

Revenue Recognition

Overview: We recognize revenues as they are realizable and earned in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that revenue can only be recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

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

Youth Services: Revenues include amounts reimbursable under cost reimbursement contracts with the Department of Labor (“DOL”) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Additional revenues are reimbursed from various state government agencies including Medicaid programs as we operate our foster care programs, residential youth programs and school programs in multiple states. Revenue is recognized in the period associated costs are incurred and services are rendered.

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

Revenues for fixed price contracts are generally recognized in the period services are rendered. Some fixed priced contracts may contain performance-based measures that may increase or decrease our revenue. Those adjustments are made to revenue when the performance indicators have been achieved or an estimate can be made as long as reliable measurements of progress to date activity can be obtained, indicating that it is probable that the benchmarks will be achieved. This requires judgment in determining what is considered a reliable measurement.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2012, 2011 and 2010 were approximately 66% through Medicaid reimbursement, 8% from the DOL and 26% from other payors. There was no single customer whose revenue was 10% or more of our consolidated revenue for any reporting period presented. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

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

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill was recorded for the Onex transaction (see Note 2) to reflect the amount of purchase price in excess of the fair value of the Company’s net assets. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized. We test goodwill and other indefinite-lived intangible assets for impairment annually, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of reporting unit goodwill exceeds its implied fair value. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of both methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we utilized the discounted cash flow analysis to establish fair values in our 2012 and 2011 annual impairment test. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Fair values for indefinite-lived intangible assets are measured using the cost approach.

For our October 1, 2012 annual impairment test, all reporting units passed Step One.

In February 2012, we were informed by the New York Human Resources Administration that our Workforce Services’ Wellness, Comprehensive Assessment, Rehabilitation and Employment (“WeCARE”) contract had been awarded to another operator through the competitive bid process. Annual revenues for this contract were approximately $28 million. Our formal protest was denied.  During the three months ended March 31, 2012, we considered the loss of the WeCARE contract to be an indicator of potential impairment and performed an interim analysis on the Workforce Services reporting unit and concluded that its goodwill was not impaired at March 31, 2012. As noted above,  our Workforce Services reporting unit passed our annual impairment test.

During the predecessor period ended November 15, 2010, we recorded a goodwill impairment charge of $263.2 million, of which $13.0 million is included in our loss from discontinued operations.

Intangible Assets — Defined Lives

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

Insurance Losses

We self-insure a substantial portion of our professional, general and automobile liability, workers’ compensation and health benefit risks. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded. Provisions for losses for workers’ compensation risks are based upon actuarially-determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2012 and 2011. The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period known. We have excess automobile, general and professional liability insurance coverages.

Operating Leases

We lease certain operating facilities, office space and equipment under operating leases. Our operating lease terms generally range from one to fifteen years with renewal options. Facility lease agreements may include rent holidays and rent escalation clauses. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Property and Equipment

At November 16, 2010, all property and equipment was stated at fair value as part of the Onex transaction. All additions of property and equipment since November 16, 2010 are stated at cost. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets. Estimated useful lives for buildings are 20 years. Assets under capital lease and leasehold improvements are amortized over the term of the respective lease or the useful life of the asset, if shorter, which varies from one to fifteen years. The useful lives of furniture and equipment vary from three to seven years. Depreciation expense includes amortization of assets under capital lease.

We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the DOL, various states and private providers.

Foreign Currency Translation

A foreign subsidiary designates its local currency as its functional currency. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholder’s equity.

Share-based Compensation

The Company accounts for share-based compensation based on the provisions of ASC 718, Stock Compensation, (“ASC 718”).  Our share-based compensation plans and share-based payments are described more fully in Note 12, Share-based Compensation.

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

Following the Share Exchange, the issuance of the Notes and receipt of required regulatory approvals, Onex Partners LP and the other Onex Investors holding shares of ResCare’s common and preferred stock prior to the commencement of the Stock Tender Offer contributed those shares to Onex Rescare Holdings Corp. (“ResCare Holdings”) in exchange for shares of ResCare Holdings’ nonvoting common stock. On December 22, 2010, an independent group of co-investors contributed $1.4 million to ResCare Holdings in exchange for shares of ResCare Holdings’ voting common stock. During the first quarter of 2011, ResCare Holdings contributed the $1.4 million to ResCare. In addition, the Onex affiliates holding membership interests ($120.0 million) in Purchaser and the Rollover Holders contributed their interests in such entity to ResCare Holdings in exchange for shares of ResCare Holdings’ voting common stock. Following these contributions, Purchaser was merged into ResCare, with ResCare as the surviving entity. ResCare is now a wholly owned subsidiary of ResCare Holdings, which in turn, is now owned by the Onex Investors, certain co-investors and members of our management team.

The total purchase price was $452.4 million based on 34.1 million outstanding ResCare shares (fully converted) at $13.25 per share.

The purchase price allocation is as follows:

	Nov-16, 2010 Preliminary Allocation	Final Allocation Adjustments	Adjusted Fair Value at Nov-16, 2010
Cash and cash equivalents	$15,459	$—	$15,459
Accounts and notes receivable	266,508	—	266,508
Deferred income taxes	14,896	330	15,226
Prepaid expenses and other current assets	25,985	—	25,985
Property, plant and equipment	96,388	(10,114)	86,274
Goodwill	229,931	12,438	242,369
Other intangible assets	321,249	(7,210)	314,039
Other assets	12,079	—	12,079
Total assets acquired	982,495	(4,556)	977,939
Current liabilities	191,007	—	191,007
Long-term debt	205,437	—	205,437
Deferred income taxes	100,223	(8,670)	91,553
Other long-term liabilities	33,384	3,914	37,298
Noncontrolling interest	—	200	200
Total liabilities assumed	530,051	(4,556)	525,495
Net assets acquired	$452,444	$—	$452,444

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

3.             Discontinued Operations

In  2011,  we disclosed that we had incurred costs associated with the closure of our international operations in Germany and the Netherlands. We also disclosed that since we were not awarded any contracts under the Work Programme bidding process, we were considering various strategic alternatives for our international operation in the United Kingdom, which included its sale, liquidation or continuation.

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

In connection with the closures of the Netherlands and Germany operations, we recorded charges of $1.5 million in the fourth quarter of 2010 and $1.4 million in the first quarter of 2011. These charges included exit costs for severance and lease obligations, as well as charges for vendor and customer claims. The following table describes the activity for only the exit cost liability, comprised of severance and lease obligations for the year ended December 31, 2011.  There was no activity during 2012.

	Severance	Lease	Total Exit
	Obligations	Terminations	Cost Liability

Balance at December 21, 2010	$481	$—	$481

Accruals/(Reversals)	—	831	831
Payments/Other	(481)	(831)	(1,312)
Balance at December 31, 2011	$—	$—	$—

There were no additional charges during 2012 related to the closure and sale activities noted above. As of December 31, 2012, a liability of $0.7 million remains for the vendor and customer claims associated with the Netherlands and Germany closures.

Summarized financial information for the discontinued operations is set forth below:

	SUCCESSOR		PREDECESSOR
	Dec-31,	Nov-16, 2010-	Jan-1, 2010-
	2011	Dec-31, 2010	Nov-15, 2010

Revenues	$4,465	$1,810	$17,974
Cost of services	5,688	3,473	14,797
Gross (loss) profit	(1,223)	(1,663)	3,177
Operational general and administrative expense	5,010	934	6,177
Goodwill impairment charge	—	—	12,974
Other (expense) income (1)	(2,198)	34	(40)
Interest expense, net	173	55	222
Loss from discontinued operations, before income taxes	(8,604)	(2,618)	(16,236)
Income tax benefit (expense)(2)	19,760	364	387
Income (loss) from discontinued operations, net of tax	$11,156	$(2,254)	$(15,849)

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

4.             Acquisitions

2012 — Successor

We completed ten acquisitions within our Residential Services and ResCare HomeCare segments during 2012. Aggregate consideration for these acquisitions was approximately $33.1 million, including $2.4 million of notes issued. The operating results of the acquisitions are included in the consolidated financial statements from the dates of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Property and equipment	$415
Other intangible assets	13,065
Goodwill	19,389
Prepaid expenses and other current assets	200
Liabilities	(5)
Aggregate purchase price	$33,064

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete, which will all be amortized over five to twenty years. We expect all of the $19.4 million of goodwill will be deductible for tax purposes.

2011 — Successor

We completed 11 acquisitions within our Residential Services, ResCare HomeCare and Youth Services segments during 2011. Aggregate consideration for these acquisitions was approximately $28.3 million, including $2.1 million of notes issued, cash received of $0.3 million and net forgiveness of management fees and promissory note of $2.7 million. The operating results of the acquisitions are included in the consolidated financial statements from the dates of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The aggregate purchase price for these acquisitions was allocated as follows:

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

5.     Goodwill and Intangible Assets

A summary of changes to successor goodwill is as follows:

	Residential	ResCare	Youth	Workforce
	Services	HomeCare	Services	Services	Total

Balance at December 31, 2010	138,180	52,303	24,102	32,720	247,305
Goodwill added through acquisition	9,518	10,213	727	—	20,458
Other	(50)	(16)	—	—	(66)
Balance at December 31, 2011	147,648	62,500	24,829	32,720	267,697
Goodwill added through acquisition	16,226	3,163	—	—	19,389
Other	1,179	—	—	—	1,179
Balance at December 31, 2012	$165,053	$65,663	$24,829	$32,720	$288,265

Intangible assets are as follows:

	December 31, 2012		December 31, 2011
		Accumulated		Accumulated	Life
	Gross	Amortization	Gross	Amortization	(Years)

Licenses	$226,706	$—	$226,370	$—	Indefinite
Licenses	169	13	169	4	20
Trade names	63,060	6,824	62,283	3,545	5-20
Customer relationships	40,479	4,855	30,230	2,470	20
Covenants not to compete	4,069	1,831	2,365	893	2-5
Other intangible assets	579	246	579	130	5
	$335,062	$13,769	$321,996	$7,042

Amortization expense on the predecessor intangible assets for the period January 1, 2010 to November 15, 2010 was approximately $5.8 million.  Amortization expense on the successor intangible assets for the years ended December 31, 2012 and December 31, 2011, and for the period November 16, 2010 to December 31, 2010 was approximately $6.7 million, $6.2 million and $0.8 million, respectively.

Estimated amortization expense for the next five years is as follows:

Year Ending December 31:
2013	$6,914
2014	6,765
2015	6,609
2016	6,213
2017	5,728

6.             Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31,
	2012	2011

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan B due 2016, net of discount of $2.8 million at 2011	—	165,487
Senior secured Term Loan A due 2017	170,625	—
Senior secured credit facility	—	—
Obligations under capital leases	17,683	431
Notes payable and other	2,491	3,907
	390,799	369,825
Less current portion	20,747	4,629
	$370,052	$365,196

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

On December 22, 2010, we amended our existing senior secured revolving credit facility that originally had been scheduled to mature on July 28, 2013. The aggregate amount available under that revolving credit facility was $275 million until July 28, 2013, after which the revolving credit facility was to be extended until December 22, 2015 for the extending revolving credit lenders. The aggregate amount available under the extended revolving credit facility was $240 million. In addition, $175 million of additional borrowing capacity was available for use to increase the revolving credit facility, or to increase other certain senior secured indebtedness, subject to certain limitations and conditions in our other debt agreements. The facility was to be used primarily for working capital purposes, letters of credit required under our insurance programs and for acquisitions. The amended and restated senior credit facility contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specified ratios with respect to interest coverage and leverage. The amendment provided for the exclusion of charges incurred in connection with the resolution of the matter described in Note 16 of the Notes to Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants. The amended and restated senior credit facility was secured by a lien on all of our assets and, through secured guarantees, on our domestic subsidiaries’ assets.

On December 22, 2010, we issued a $170 million senior secured term loan (the Term Loan B) due December 22, 2016, at a discounted price of 98% with realized net proceeds of $166.6 million. Additional capacity of $175 million was available for use to increase the Term Loan B, or to increase the revolving credit facility, subject to certain limitations and conditions in our other debt agreements. The Term Loan B was used primarily to repay the $159.6 million of preferred equity plus accrued dividends from Purchaser, to various Onex affiliates related to its acquisition and funding of tendered Company shares on November 16, 2010. The Term Loan B contains various financial covenants similar with respect to the amended and restated revolving credit facility. The Term Loan B was an amortizing obligation, with principal payments of 1% of the outstanding Term Loan B balance due annually. Pricing for the Term Loan B was variable, at the London Interbank Offer Rate (LIBOR) plus 550 basis points. LIBOR is defined as having a minimum rate of 1.75%. The Term Loan B was secured by a lien on all of our assets and, through secured guarantees, on our domestic subsidiaries’ assets.

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“ResCare Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, ResCare Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 16 to Notes to the Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million in the three months ended June 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of unamortized deferred debt issuance costs and original issue discount.

Our obligations under capital leases are $17.7 million as of  December 31, 2012, due primarily to vehicle capital leases as disclosed further in Note 13.  The current portion of these lease obligations was $6.0 million.

As of December 31, 2012, we had irrevocable standby letters of credit in the principal amount of $59 million issued primarily in connection with our insurance programs. As of December 31, 2012, we had $141 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR at our option. As of December 31, 2012, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of December 31, 2012. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility. We are in compliance with our debt covenants at December 31, 2012.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31
2013	$20,747
2014	16,704
2015	24,885
2016	29,247
2017	99,216
Thereafter	200,000
$390,799

7.             Income Taxes

Income tax expense (benefit) attributable to income (loss) from continuing operations is summarized as follows:

	SUCCESSOR			PREDECESSOR
	2012	2011	Nov-16, 2010- Dec-31, 2010	Jan-1, 2010- Nov-15, 2010

Current:
Federal	$18,097	$9,868	$1,602	$3,650
State	3,267	2,370	366	1,185
Foreign	334	393	182	95
Total current	21,698	12,631	2,150	4,930
Deferred:
Federal	2,399	6,250	2,372	(47,022)
State	1,658	1,160	433	(8,576)
Foreign	5	(36)	(148)	148
Total deferred	4,062	7,374	2,657	(55,450)

Total income tax expense (benefit)	$25,760	$20,005	$4,807	$(50,520)

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense (benefit) expressed as a percent of pretax income (loss) from continuing operations follows:

	SUCCESSOR			PREDECESSOR
	2012	2011	Nov-16, 2010- Dec-31, 2010	Jan-1, 2010- Nov-15, 2010

Current:
Federal income tax at the statutory rate	35.0%	35.0%	35.0%	35.0%
Increase in income tax expense (benefit)
State and foreign income taxes, net of federal benefits	4.3	4.4	4.1	3.6
Jobs tax credits, net	(2.3)	(5.9)	(3.1)	1.4
Nondeductible expenses	0.4	(1.1)	0.3	(1.5)
Reserve for uncertain tax positions	1.3	—	—	—
Other	(0.1)	—	—	—
Nondeductible impairments	—	—	—	(14.6)
	38.6%	32.4%	36.3%	23.9%

On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  Under ASC 740, changes to tax laws are not recognized until the enactment date.  Accordingly, the impact of the reinstatement of the jobs credit provisions will not be recognized until the first quarter of 2013.

As of December 31, 2012, we have state net operating loss carryforwards of approximately $68 million which are available to offset future taxable income, if any, of certain entities in certain states. These carryforwards will expire between 2013 and 2032. Application of some of these carryforwards is limited under the change of ownership provisions. These carryforwards have been partially or fully offset by valuation allowances, as our ability to apply these carryforwards may be limited.

As of December 31, 2012, we have federal foreign tax credit carryforwards of approximately $0.9 million. If not used, these carryforwards will expire between 2013 and 2019. These credit carryovers have been fully offset by a valuation allowance as our ability to apply these carryovers is subject to limitation.

During the period ended November 15, 2010, $0.4 million was debited to additional paid-in capital for tax shortfalls associated with share-based compensation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	SUCCESSOR
	2012	2011
Deferred tax assets:
Accounts receivable	$9,191	$9,611
Property and equipment	922	613
Workers’ compensation costs	12,043	12,663
Compensated absences	5,081	4,219
Share-based compensation	2,425	930
Other insurance reserves	11,835	12,172
Unfavorable lease adjustments	857	1,201
Other liabilities and reserves	2,174	1,868
Deferred state income tax net operating loss carryforwards	3,233	5,117
Deferred tax credits, foreign tax credit carryforwards and other	2,123	1,420
Total gross deferred tax assets	49,884	49,814
Less valuation allowance	3,659	5,323
Net deferred tax assets	46,225	44,491
Deferred tax liabilities:
Revenue adjustments	5,651	7,355
Property and equipment	5,971	7,308
Goodwill and other intangible assets	122,031	113,295
Deferred rents	378	1,014
Other	858	121
Total deferred tax liabilities	134,889	129,093
Net deferred tax liability	$(88,664)	$(84,602)
Classified as follows:
Current deferred income tax assets	$17,589	$13,668
Noncurrent deferred income tax liability	(106,253)	(98,270)
Net deferred tax liability	$(88,664)	$(84,602)

A valuation allowance for deferred tax assets was provided as of December 31, 2012 related to state income tax net operating loss carryforwards and federal foreign tax credit carryovers. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	SUCCESSOR			PREDECESSOR
	Dec-31, 2012	Dec-31, 2011	Nov-16, 2010 Dec-31, 2010	Jan-1, 2010- Nov-15, 2010
Balance at beginning of year	$804	$438	$438	$540
Increase related to prior year tax positions	1,478	—	—	—
Decrease related to prior year tax positions	(9)	(37)	—	(52)
Increase related to current year tax positions	—	536	—	109
Settlements	—	(22)	—	(34)
Lapse of statute of limitations	(104)	(111)	—	(125)
Balance at end of year	$2,169	$804	$438	$438

Included in the balance of total unrecognized tax benefits at December 31, 2012 are potential benefits of $0.1 million, which if recognized, would affect the effective tax rate on income from continuing operations.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2008. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

Total accrued interest and penalties as of December 31, 2012 are approximately $0.1 million and are included in accrued expenses.

8.             Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	SUCCESSOR
	2012	2011

Land and land improvements	$6,879	$7,002
Furniture and equipment	51,359	43,451
Buildings	26,298	26,927
Leasehold improvements	15,285	13,135
Vehicles under capital lease (Note 13)	23,286	—
Buildings under capital lease	1,252	1,252
Equipment under capital lease	472	472
Construction in progress	2,290	1,275
	127,121	93,514
Less accumulated depreciation and amortization	30,091	8,621
Net property and equipment	$97,030	$84,893

Other assets are as follows:

	SUCCESSOR
	2012	2011

Long-term receivables and advances to managed facilities	$2,621	$2,878
Deposits	3,904	3,959
Deferred debt issuance costs	11,498	12,279
Insurance recoveries	7,193	6,334
Other assets	1,938	2,208
	$27,154	$27,658

Accrued expenses are as follows:

	SUCCESSOR
	2012	2011

Wages and payroll taxes	$43,824	$45,400
Compensated absences	18,025	16,538
Health insurance	7,199	9,195
Workers’ compensation insurance	14,154	14,219
Automobile insurance	1,869	4,081
Professional services	2,312	3,069
General and professional liability insurance	1,679	2,299
Taxes other than income taxes	9,696	10,284
Interest	10,962	11,460
Deferred revenue	1,045	1,456
Other	4,111	4,631
	$114,876	$122,632

Long-term liabilities are as follows:

	SUCCESSOR
	2012	2011

Workers’ compensation insurance	$26,090	$26,218
Automobile insurance	3,638	3,074
General and professional liability insurance	24,054	23,060
Unfavorable leases	1,317	2,198
Other	1,220	650
	$56,319	$55,200

9.             Preferred Stock Issuance

On June 23, 2004, ResCare issued 48,095 shares of Series A convertible preferred stock to four investment funds controlled by Onex Corporation (the Onex Funds), at a purchase price of $1,050 per share or a total price of $50.5 million. Each preferred share was convertible at the option of the holder into 100 shares of ResCare’s common stock, based on a value of $10.50 per common share, which was contractually agreed to on March 10, 2004. Net proceeds from the transaction were $46.6 million. Issuance costs of approximately $3.9 million, including a $0.5 million transaction fee to Onex Corporation, were recorded as a reduction in shareholders’ equity.

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

10.          Segment Information

Our reportable operating segments are: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services and (iv) Workforce Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our group home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects. We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant.

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment will be restated effective January 1, 2013.

The following table sets forth information about reportable segment operating results and assets:

	Residential	ResCare	Youth	Workforce		Consolidated
	Services	HomeCare	Services	Services	Corporate	Totals

January 1, 2012-December 31, 2012-Successor:

Revenues	$885,633	$336,968	$180,552	$195,956	$—	$1,599,109
Operating income (loss)	122,062	22,799	13,696	12,117	(61,515)	109,159
Total assets	570,031	182,717	96,691	84,880	117,639	1,051,958
Capital expenditures	5,575	841	288	486	8,295	15,485
Depreciation and amortization	19,467	2,748	1,557	1,251	8,348	33,371

January 1, 2011-December 31, 2011-Successor:

Revenues	$853,474	$321,832	$185,143	$218,886	$—	$1,579,335
Operating income (loss)	103,749	22,915	14,899	18,352	(56,015)	103,900
Total assets	516,729	178,754	109,017	93,063	94,695	992,258
Capital expenditures	5,755	941	216	873	5,722	13,507
Depreciation and amortization	10,915	2,208	1,074	1,325	5,407	20,929

November 16, 2010-December 31, 2010-Successor:

Revenues	$104,302	$39,522	$22,541	$28,711	$—	$195,076
Operating income (loss)	14,662	2,893	2,303	2,917	(6,721)	16,054
Total assets	505,426	182,943	96,371	119,883	60,329	964,952
Capital expenditures	151	84	51	22	1,819	2,127
Depreciation and amortization	1,113	402	174	168	435	2,292

January 1, 2010-November 15, 2010-Predecessor:

Revenues	$724,536	$266,544	$158,688	$217,833	$—	$1,367,601
Operating income (loss) (1)	(93,623)	(47,391)	(1,835)	13,160	(64,870)	(194,559)
Capital expenditures	4,147	566	352	754	2,774	8,593
Depreciation and amortization	7,035	3,057	1,677	2,293	7,527	21,589

(1)         Operating income includes a goodwill impairment charge of $250.2 million, of which $174.1 million related to our Residential Services segment, $59.8 million related to our ResCare HomeCare segment and $16.3 related to our Youth Services segment.

11.          Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. We did not contribute to the Plans at any time during 2012, 2011 and 2010.

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

As described in Note 2, a change of control occurred with the Onex transaction on November 16, 2010. The outstanding stock options were forfeited and all outstanding restricted shares vested immediately and were acquired as part of the share exchange, which was finalized on December 22, 2010. All share-based compensation expense related to the prior share-based incentive plans was recorded in the predecessor period, which ended November 15, 2010.

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

We engaged a valuation company to assist in the determination of the fair value for each option. The fair value of each stock option was estimated as of the date of grant using Monte Carlo simulation in a numerical option valuation model taking into account the market condition to vesting. The expected volatility of our stock price was based on historical volatility of a group of our peers over the expected term, adjusted for our leverage. We assumed no dividends based on the Company’s prior history. The expected term of the option was based on expected exercise behavior, the vesting conditions of the respective award and the contractual term. Our stock price volatility and the expected option lives were based on management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the option valuation methodology. Ultimately, the expense that will be recognized will be based on the fair value of the options in conjunction with the achievement of the performance conditions for exercisability.

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

Total share-based compensation expense by type of award for the periods presented was as follows:

	SUCCESSOR			PREDECESSOR
	Dec-31,	Dec-31,	Nov-16, 2010-	Jan-1, 2010-
	2012	2011	Dec-31, 2010	Nov-15, 2010
Stock options	$3,836	$2,383	$—	$—
Restricted stock, service-based	—	—	—	5,095
Restricted stock, performance-based	—	—	—	1,106
Total share-based compensation expense	3,836	2,383	—	6,201
Tax effect	1,492	927	—	2,412
Share-based compensation expense, net of tax	$2,344	$1,456	$—	$3,789

We use authorized but unissued shares when a stock option is exercised or when restricted stock is granted.

Stock Options

A summary of our stock option activity and related information under the Onex Rescare Holdings Corp. Plan is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life
Outstanding at December 31, 2010 - Successor	—	$—
Granted	3,556	5,000.00
Outstanding at December 31, 2011 — Successor	3,556	5,000.00
Granted	501	5,693.41
Exercised	—	—
Forfeited/canceled	(715)	5,000.00
Outstanding at December 31, 2012- Successor	3,342	$5,103.95	8.28 years
Exercisable at December 31, 2012 - Successor	976	$5,000.00	7.98 years

We estimated the fair value of each option share granted on the date of grant using a Monte Carlo simulation that uses expected volatility and risk-free interest rate assumptions.  Expected volatilities were based on average volatilities of similar public companies, which ranged from 62.0% to 91.0%.  The risk-free interest rate was based on the U.S. Treasury securities commensurate with the terms of each traunch of the option grant and ranged from 0.12% to 2.16%.  Unrecognized share-based compensation related to stock options under the new Onex Rescare Holdings Corp. Plan as of December 31, 2012 was $4.9 million, which will be recognized over a four-year period.

Restricted Stock, Service-based

No shares of service-based restricted stock from the predecessor or successor plans were granted during 2012 and 2011.  No service-based restricted stock was outstanding as of December 31, 2012 and 2011.

Restricted Stock, Performance-based

No shares of performance-based restricted stock from the predecessor or successor plans were granted during 2012 and 2011.  No performance-based restricted stock was outstanding as of December 31, 2012 and 2011.

13.          Lease Arrangements

We lease certain residential and operating facilities, office space and equipment under operating leases which expire at various dates. Rent expense for the successor periods ended December 31, 2012, December 31, 2011 and December 31, 2010, was approximately $68.6 million, $74.2 million and $9.8 million, respectively.  Rent expense for the predecessor period ended November 15, 2010 was $66.8 million. Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions for the successor periods ended December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $65.9 million, $64.8 million and $8.4 million, respectively. Facility rent for the predecessor period ended November 15, 2010 was $57.4 million. We also lease certain land and buildings and vehicles used in operations under capital leases. These leases expire at various dates through 2022 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

The Company (lessee) has leased its vehicles through a master lease agreement with PHH Vehicle Management Services Corporation (PHH) since 1993.  The lease term per vehicle is a minimum of 12 months and thereafter the minimum term may be continued at the lessee’s election for successive monthly renewal periods until the vehicle is returned to PHH.  This master lease was initially accounted for as an operating lease.  Our lease term per vehicle has gradually increased over the years to a current term of at least 60 months.  A review of this activity was performed during 2012, at which time we determined that we had been incorrectly classifying these leases as operating leases and that capital lease treatment was appropriate due to the increase in the lease term per vehicle.  During 2012, we recorded an out-of-period adjustment relating to capital lease accounting which decreased pre-tax income by approximately $0.7 million ($0.4 million after tax) and increased net property and equipment and capital lease obligations by $16.5 million and $17.3 million, respectively, to correct the accounting treatment for our leased vehicles.  The impact to the cash flow statement was an increase to cash flows from operations and financing activities of $5.9 million due to increased depreciation and payments on capital lease obligations.  We evaluated the total out-of-period adjustment in relation to the current period, as well as the prior periods being presented and concluded that the adjustment is not material any prior consolidated quarterly and annual financial statement periods.  We have revised the 2012 quarterly data footnote (Note 18), and will revise quarterly information in the 2013 Form 10-Qs when filed.  From a comparability perspective, the prior years’ impact to the consolidated balance sheets and the consolidated statements of cash flows are similar to the impact for 2012.  We also determined that this did not affect our compliance with debt covenants.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012, are as follows:

	Capital	Operating
Year Ending December 31:	Leases	Leases
2013	$6,287	$59,837
2014	3,147	46,964
2015	3,146	38,134
2016	3,127	24,063
2017	3,089	14,401
Thereafter	—	14,456
Total minimum lease payments	18,796	$197,855
Less amounts representing interest	1,112
Present value of minimum lease payments	17,684
Less current maturities	6,052
Total long-term obligations under capital leases	$11,632

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $1.2 million of buildings and $0.5 million of equipment as of December 31, 2012 and 2011. In addition,  there were $23.3 million of vehicles as of December 31, 2012 due to the change from operating lease treatment to capital lease treatment in 2012. The accumulated depreciation related to assets under capital leases was $7.6 million and $0.4 million as of December 31, 2012 and 2011, respectively.

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

2011 - Successor

As discussed in Note 2, a change in control occurred on November 16, 2010. The Company finalized the purchase price allocation during 2011. The adjustments are described further in Note 2 of our 2011 Annual Report on Form 10-K filed February 16, 2012.

15.          Financial Instruments

At December 31, 2012 and 2011, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$221,000	$200,000	$205,750
Senior secured Term Loan B	—	—	165,487	159,044
Senior secured Term Loan A	170,625	170,625	—	—
Senior secured credit facility	—	—	—	—
Notes payable and other	2,491	2,410	3,907	3,823

We estimate the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

16.          Commitments and Contingencies

Litigation

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

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of our lender group and holds approximately 9.3% of outstanding indebtedness under our senior secured credit facility, which was amended on April 5, 2012 and will expire on April 5, 2017. Mrs. Olivia Kirtley, a member of our board of directors, is also a member of U.S. Bancorp’s board of directors. The credit facility with our lending group was negotiated on an arms length basis with no involvement from Mrs. Kirtley.

18.          Quarterly Data (unaudited)

As discussed in the lease arrangements footnote (Note 13), we recorded an out-of-period adjustment to correct the accounting treatment for our leased vehicles.  Due to the immateriality of the amount, the prior year pre-tax impact of approximately $0.7 million ($0.4 million after tax) has been corrected in our revised first quarter 2012 results in the following table.  The table below also includes the correction of the current year impact of the adjustment in the revised first, second and third quarters of 2012.  These amounts were not considered material to any of the individual quarters and will be reflected in future quarterly filings.

2012 — Successor (First Quarter)

	As Reported	Adjustment	As Revised

Three Months Ended March 31, 2012
Revenues	$397,342	$—	$397,342
Gross profit	98,452	(390)	98,062
Operating income	20,500	(454)	20,046
Interest expense	10,208	235	10,443
Net income (loss):
Net income (loss)	6,155	(420)	5,735
Net loss — noncontrolling interest	(30)	—	(30)
Net income (loss) — ResCare, Inc.	$6,185	$(420)	$5,765

As of March 31, 2012
Property and equipment, net	$84,308	$16,672	$100,980
Current portion of Long-term debt, including capital leases	85	5,609	5,694
Obligations under capital leases	324	11,784	12,108

Three Months Ended March 31, 2012
Cash (used in) provided by operating activities	$(2,521)	$1,474	$(1,047)
Cash used in financing activities	(1,140)	(1,474)	(2,614)

2012 — Successor (Second Quarter)

	As Reported	Adjustment	As Revised
Three Months Ended June 30, 2012
Revenues	$399,902	$—	$399,902
Gross profit	98,560	199	98,759
Operating income	23,332	231	23,563
Interest expense	8,142	247	8,389
Net income (loss):
Net income (loss)	4,809	(10)	4,799
Net loss — noncontrolling interest	(31)	—	(31)
Net income (loss) — ResCare, Inc.	$4,840	$(10)	$4,830

As of June 30, 2012
Property and equipment, net	$82,348	$16,631	$98,979
Current portion of Long-term debt, including capital leases	78	5,732	5,810
Obligations under capital leases	306	11,644	11,950

Six Months Ended June 30, 2012
Cash provided by operating activities	$21,562	$2,957	$24,519
Cash provided by (used in) financing activities	2,110	(2,957)	(847)

2012 — Successor (Third Quarter)

Three Months Ended September 30, 2012
Revenues	$396,838	$—	$396,838
Gross profit	100,636	205	100,841
Operating income	28,498	238	28,736
Interest expense	7,951	292	8,243
Net income (loss):
Net income (loss)	12,276	(32)	12,244
Net loss — noncontrolling interest	(24)	—	(24)
Net income (loss) — ResCare, Inc.	$12,300	$(32)	$12,268

As of September 30, 2012
Property and equipment, net	$81,386	$16,590	$97,976
Current portion of Long-term debt, including capital leases	74	5,856	5,930
Obligations under capital leases	288	11,503	11,791

Nine Months Ended September 30, 2012
Cash provided by operating activities	$37,814	$4,441	$42,255
Cash used in financing activities	(1,153)	(4,441)	(5,594)

2012 — Successor (Fourth Quarter)

Three Months Ended December 31, 2012
Revenues	$405,027
Gross profit	106,953
Operating income	36,814
Interest expense	8,182
Net income (loss):
Net income (loss)	18,235
Net loss — noncontrolling interest	(25)
Net income (loss) — ResCare, Inc.	$18,260

2011 — Successor(1)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$386,084	$399,092	$396,267	$397,892
Gross profit	92,031	98,369	98,192	100,333
Net income (loss):
Net income (loss)-including noncontrolling interest	$3,674	$6,934	$30,290	$12,094
Net loss-noncontrolling interest	(32)	(36)	(57)	(46)
Net income (loss)-Res-Care, Inc.	$3,706	$6,970	$30,347	$12,140

(1)

No revision to 2011 results was made related to the accounting treatment for our leased vehicles due to the immateriality of the amounts. Any impacts to the 2011 financial statements would have been similar to the 2012 impacts above, except for the cumulative prior year impact of $0.7 million which is reflected in our revised first quarter 2012.

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

Noncontrolling interest as of December 31, 2010-Successor	$182

Net loss-noncontrolling interest	(171)
Noncontrolling interest as of December 31, 2011-Successor	11
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of December 31, 2012-Successor	$(99)

20.          Onex Rescare Holdings Corp

Onex Rescare Holdings Corp (“ResCare Holdings”) was formed as part of Onex’s acquisition of Res-Care, Inc. (as described in Note 2) to ultimately own the common shares of Res-Care, Inc. ResCare Holdings is a holding company and currently conducts no ongoing operations. ResCare Holdings maintains an investment in Res-Care, Inc. and has no other assets or liabilities. ResCare Holdings had no income statement activity for the 2012, 2011 and 2010 periods and the consolidated statement of comprehensive income (loss) for ResCare Holdings for the 2012, 2011 and 2010 periods is the same as the Res-Care, Inc. statements of comprehensive income (loss).  ResCare Holdings’ consolidated balance sheet, including Res-Care, Inc., is the same as Res-Care, Inc. as of December 31, 2012 and 2011.

21.          Subsidiary Guarantors

The Senior Notes are jointly, severally, fully and unconditionally guaranteed, subject to certain automatic customary release provisions, by our 100% owned U.S. subsidiaries. There are no restrictions on our ability to obtain funds from our U.S. subsidiaries by dividends or other means. The following are condensed consolidating financial statements of our company, including the guarantors. This information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes. The following condensed consolidating financial statements present the balance sheet, statement of comprensive income and cash flows of (i) Res-Care, Inc. (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the guarantor subsidiaries, (iii) the nonguarantor subsidiaries, and (iv) the eliminations necessary to arrive at the information for our company on a consolidated basis. The condensed consolidating financial statements should be read in conjunction with the accompanying Consolidated Financial Statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2012
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$42,633	$4,795	$2,706	$—	$50,134
Accounts receivable, net	21,515	206,491	371	—	228,377
Refundable income taxes	—	—	—	—	—
Deferred income taxes	17,589	—	—	—	17,589
Non-trade receivables	1,506	2,251	185	—	3,942
Prepaid expenses and other current assets	10,114	7,730	330	—	18,174
Total current assets	93,357	221,267	3,592	—	318,216

Property and equipment, net	43,320	53,282	428	—	97,030
Goodwill	282,832	—	5,433	—	288,265
Other intangible assets, net	302,293	19,000	—	—	321,293
Intercompany	—	622,481	70,335	(692,816)	—
Investment in subsidiaries	900,087	41,782	—	(941,869)	—
Other assets	24,073	3,064	17	—	27,154
	$1,645,962	$960,876	$79,805	$(1,634,685)	$1,051,958

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,499	$17,181	$58	$—	$37,738
Accrued expenses	55,299	58,729	848	—	114,876
Current portion of long-term debt	13,098	1,573	1,746	(1,722)	14,695
Current portion of obligations under capital leases	—	6,052	—	—	6,052
Accrued income taxes	1,843	—	(30)	—	1,813
Total current liabilities	90,739	83,535	2,622	(1,722)	175,174

Intercompany	691,094	—	—	(691,094)	—
Long-term liabilities	56,090	229	—	—	56,319
Long-term debt	357,527	893	—	—	358,420
Obligations under capital leases	—	11,632	—	—	11,632
Deferred gains	150	—	—	—	150
Deferred income taxes	106,253	—	—	—	106,253
Total liabilities	1,301,853	96,289	2,622	(692,816)	707,948

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	244,345	476,811	125,104	(601,915)	244,345
Retained earnings	99,734	387,794	(47,445)	(340,349)	99,734
Accumulated other comprehensive (loss) income	30	(18)	(377)	395	30
Total shareholder’s equity-Res-Care, Inc.	344,109	864,587	77,282	(941,869)	344,109

Noncontrolling interest	—	—	(99)	—	(99)

Total shareholder’s equity	344,109	864,587	77,183	(941,869)	344,010
	$1,645,962	$960,876	$79,805	$(1,634,685)	$1,051,958

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$16,733	$6,547	$2,371	$—	$25,651
Accounts receivable, net	22,947	197,925	217	—	221,089
Refundable income taxes	11,432	—	—	—	11,432
Deferred income taxes	13,668	—	—	—	13,668
Non-trade receivables	752	5,650	282	—	6,684
Prepaid expenses and other current assets	8,556	9,738	238	—	18,532
Total current assets	74,088	219,860	3,108	—	297,056

Property and equipment, net	45,827	38,628	438	—	84,893
Goodwill	237,076	25,338	5,283	—	267,697
Other intangible assets, net	307,566	7,388	—	—	314,954
Investment in subsidiaries	827,292	41,782	—	(869,074)	—
Other assets	24,548	3,079	31	—	27,658
	$1,516,397	$336,075	$8,860	$(869,074)	$992,258

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$26,293	$19,697	$117	$—	$46,107
Accrued expenses	64,061	57,607	964	—	122,632
Current portion of long-term debt	1,700	2,704	2,143	(2,007)	4,540
Current portion of obligations under capital leases	—	89	—	—	89
Accrued income taxes	1,051	—	(82)	—	969
Total current liabilities	93,105	80,097	3,142	(2,007)	174,337

Intercompany	606,864	(537,240)	(71,631)	2,007	—
Long-term liabilities	55,112	88	—	—	55,200
Long-term debt	363,786	1,068	—	—	364,854
Obligations under capital leases	—	342	—	—	342
Deferred gains	300	—	—	—	300
Deferred income taxes	98,275	—	(5)	—	98,270
Total liabilities	1,217,442	(455,645)	(68,494)	—	693,303

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	240,509	476,808	125,106	(601,914)	240,509
Retained earnings	58,611	314,912	(46,986)	(267,926)	58,611
Accumulated other comprehensive (loss) income	(176)	—	(777)	777	(176)
Total shareholder’s equity-Res-Care, Inc.	298,944	791,720	77,343	(869,063)	298,944

Noncontrolling interest	11	—	11	(11)	11

Total shareholder’s equity	298,955	791,720	77,354	(869,074)	298,955
	$1,516,397	$336,075	$8,860	$(869,074)	$992,258

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2012
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$252,422	$1,343,482	$3,205	$—	$1,599,109

Operating expenses	274,339	1,212,102	3,509	—	1,489,950

Operating (loss) income	(21,917)	131,380	(304)	—	109,159

Other (income) expenses:
Interest, net	34,329	939	(11)	—	35,257
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(79,689)	(232)		79,921	—
Total other (income) expenses	(38,231)	707	(11)	79,921	42,386

Income (loss) from continuing operations before income taxes	16,314	130,673	(293)	(79,921)	66,773
Income tax (benefit) expense	(24,809)	50,683	(114)	—	25,760

Net income (loss)	41,123	79,990	(179)	(79,921)	41,013
Net loss-noncontrolling interest	—	—	(110)	—	(110)
Net income (loss)-Res-Care, Inc.	$41,123	$79,990	$(69)	$(79,921)	$41,123

Other comprehensive income:
Foreign currency translation adjustments	206	—	206	(206)	206
Comprehensive income attributable to Res-Care, Inc.	$41,329	$79,990	$137	$(80,127)	$41,329

Total comprehensive income	$41,329	$79,990	$27	$(80,127)	$41,219

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$257,792	$1,319,735	$1,808	$—	$1,579,335

Operating expenses	275,681	1,197,406	2,348	—	1,475,435

Operating (loss) income	(17,889)	122,329	(540)	—	103,900

Other expenses (income):
Interest, net	42,124	(55)	(10)	—	42,059
Equity in earnings of subsidiaries	(73,831)	—	—	73,831	—
Total other (income) expenses	(31,707)	(55)	(10)	73,831	42,059

Income (loss) from continuing operations before income taxes	13,818	122,384	(530)	(73,831)	61,841
Income tax (benefit) expense	(19,414)	39,590	(171)	—	20,005

Income (loss) from continuing operations	33,232	82,794	(359)	(73,831)	41,836
Loss (income) from discontinued operations, net of tax	19,760	—	(8,604)	—	11,156

Net income (loss)-including noncontrolling interest	52,992	82,794	(8,963)	(73,831)	52,992
Net loss-noncontrolling interest	(171)	—	(171)	171	(171)
Net income (loss)-Res-Care, Inc.	$53,163	$82,794	$(8,792)	$(74,002)	$53,163

Other comprehensive income (loss):
Foreign currency translation adjustments	(433)	—	(433)	433	(433)
Comprehensive income (loss) attributable to Res-Care, Inc.	$52,730	$82,794	$(9,225)	$(73,569)	$52,730

Total comprehensive income	$52,559	$82,794	$(9,396)	$(73,398)	$52,559

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	For the Period November 16, 2010 — December 31, 2010
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$31,456	$163,620	$—	$—	$195,076

Operating expenses	31,487	147,399	136	—	179,022

Operating (loss) income	(31)	16,221	(136)	—	16,054

Other (income) expenses:
Interest, net	2,829	(8)	(11)	—	2,810
Equity in earnings of subsidiaries	(7,574)	—	—	7,574	—
Total other (income) expenses	(4,745)	(8)	(11)	7,574	2,810

Income (loss) before income taxes	4,714	16,229	(125)	(7,574)	13,244
Income tax (benefit) expense	(1,469)	6,092	184	—	4,807

Income (loss) from continuing operations	6,183	10,137	(309)	(7,574)	8,437
Loss from discontinued operations, net of tax	—	—	(2,254)	—	(2,254)

Net income (loss)-including noncontrolling interest	6,183	10,137	(2,563)	(7,574)	6,183
Net loss-noncontrolling interest	(18)	—	(18)	18	(18)
Net income (loss)-Res-Care, Inc.	$6,201	$10,137	$(2,545)	$(7,592)	$6,201

Other comprehensive income (loss):
Foreign currency translation adjustments	257	—	257	(257)	257
Comprehensive income (loss) attributable to Res-Care, Inc.	$6,458	$10,137	$(2,288)	$(7,849)	$6,458

Total comprehensive income	$6,440	$10,137	$(2,306)	$(7,831)	$6,440

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Period January 1, 2010 — November 15, 2010
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$277,287	$1,089,451	$863	$—	$1,367,601

Operating expenses	543,735	1,013,681	4,744	—	1,562,160

Operating (loss) income	(266,448)	75,770	(3,881)	—	(194,559)

Other (income) expenses:
Interest, net	16,521	(51)	(9)	—	16,461
Equity in earnings of subsidiaries	(41,952)	—	—	41,952	—
Total other (income) expenses	(25,431)	(51)	(9)	41,952	16,461

(Loss) income from continuing operations before income taxes	(241,017)	75,821	(3,872)	(41,952)	(211,020)
Income tax (benefit) expense	(64,668)	17,515	(3,367)	—	(50,520)

(Loss) income from continuing operations	(176,349)	58,306	(505)	(41,952)	(160,500)
Loss from discontinued operations, net of tax	—	—	(15,849)	—	(15,849)

Net (loss) income-including noncontrolling interest	(176,349)	58,306	(16,354)	(41,952)	(176,349)
Net loss-noncontrolling interest	(172)	—	(172)	172	(172)
Net (loss) income-Res-Care, Inc.	$(176,177)	$58,306	$(16,182)	$(42,124)	$(176,177)

Other comprehensive income (loss):
Foreign currency translation adjustments	(627)	—	(627)	627	(627)
Comprehensive income (loss) attributable to Res-Care, Inc.	$(176,804)	$58,306	$(16,809)	$(41,497)	$(176,804)

Total comprehensive income (loss)	$(176,976)	$58,306	$(16,981)	$(41,325)	$(176,976)

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$41,013	$79,990	$(179)	$(79,811)	$41,013
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	17,882	15,310	179	—	33,371
Amortization of discount and deferred debt issuance costs on notes	2,961	—	—	—	2,961
Stock compensation	3,836	—	—	—	3,836
Deferred income taxes, net	4,057	—	5	—	4,062
Provision for losses on accounts receivable	965	4,714	—	—	5,679
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—	6,400
Loss on sale of assets	—	238	—	—	238
Equity in earnings of subsidiaries	(79,579)	(232)	—	79,811	—
Changes in operating assets and liabilities	104,059	(39,126)	(82,172)	—	(17,239)
Cash (used in) provided by operating activities	101,594	60,894	(82,167)	—	80,321
Investing activities:
Purchases of property and equipment	(9,979)	(5,337)	(169)	—	(15,485)
Acquisitions of businesses, net of cash acquired	—	(30,690)	—	—	(30,690)
Proceeds from sale of assets	—	166	—	—	166
Cash (used in) provided by investing activities	(9,979)	(35,861)	(169)	—	(46,009)
Financing activities:
Long-term repayments	(171,828)	(2,493)	(397)	—	(174,718)
Long-term debt borrowings	175,000	—	—	—	175,000
Payments on obligations under capital leases, net	—	(6,034)	—	—	(6,034)
Debt issuance costs	(4,008)	—	—	—	(4,008)
Funds contributed by co-investors	—	—	—	—	—
Net payments relating to intercompany financing	(64,879)	(18,189)	83,068	—	—
Cash (used in) provided by financing activities	(65,715)	(26,716)	82,671	—	(9,760)
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)
Increase (decrease) in cash and cash equivalents	25,900	(1,752)	335	—	24,483
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$42,633	$4,795	$2,706	$—	$50,134

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$52,992	$82,794	$(8,963)	$(73,831)	$52,992
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities:
Depreciation and amortization	12,824	8,060	108	—	20,992
Amortization of discount and deferred debt issuance costs on notes	2,943	—	—	—	2,943
Stock compensation	2,383	—	—	—	2,383
Deferred income taxes, net	4,458	—	(8)	—	4,450
Provision for losses on accounts receivable	3,903	1,928	20	—	5,851
Write down of assets held for sale	2,808	—	(1,166)	—	1,642
Loss on sale of assets	—	481	—	—	481
Equity in earnings of subsidiaries	(73,831)	—	—	73,831	—
Changes in operating assets and liabilities	(151,659)	120,299	12,238	—	(19,122)
Cash (used in) provided by operating activities	(143,179)	213,562	2,229	—	72,612
Investing activities:
Purchases of property and equipment	(21,566)	7,826	233	—	(13,507)
Acquisitions of businesses, net of cash acquired	—	(23,106)	—	—	(23,106)
Proceeds from sale of assets	—	221	—	—	221
Cash (used in) provided by investing activities	(21,566)	(15,059)	233	—	(36,392)
Financing activities:
Long-term (repayments) debt borrowings	(37,134)	2,142	(3,832)	—	(38,824)
Payments on obligations under capital leases, net	—	(92)	—	—	(92)
Debt issuance costs	(561)	—	—	—	(561)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net payments relating to intercompany financing	206,689	(203,768)	(2,921)	—	—
Cash provided by (used in) financing activities	170,394	(201,718)	(6,753)	—	(38,077)
Effect of exchange rate changes on cash and cash equivalents	—	(63)	19	—	(44)
Increase (decrease) in cash and cash equivalents	5,649	(3,278)	(4,272)	—	(1,901)
Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$16,733	$6,547	$2,371	$—	$25,651

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Period November 16, 2010 — December 31, 2010
	SUCCESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income	$6,183	$10,137	$(2,563)	$(7,574)	$6,183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	464	1,820	31	—	2,315
Amortization of discount and debt issuance costs	70	—	—	—	70
Deferred income taxes, net	2,440	—	3	—	2,443
Provision for losses on accounts receivable	—	844	—	—	844
Gain on sale of assets	—	(27)	—	—	(27)
Equity in earnings of subsidiaries	(7,574)	—	—	7,574	—
Changes in operating assets and liabilities	9,331	37,910	405	—	47,646
Cash provided by (used in) operating activities	10,914	50,684	(2,124)	—	59,474
Investing activities:
Purchases of property and equipment	(1,258)	(869)	—	—	(2,127)
Acquisitions of businesses, net of cash acquired	—	(7,192)	—	—	(7,192)
Proceeds from sale of assets	—	59	—	—	59
Cash used in investing activities	(1,258)	(8,002)	—	—	(9,260)
Financing activities:
Long-term debt repayments	(122,450)	(25)	87	—	(122,388)
Long-term debt borrowings	366,600	—	—	—	366,600
Short-term borrowings-three months or less, net	(50,000)	—	—	—	(50,000)
Payments on obligations under capital leases	—	(11)	—	—	(11)
Net payments relating to intercompany financing	32,946	(38,064)	5,118	—	—
Debt issuance costs	(15,863)	—	—	—	(15,863)
Payments on common share exchange	(56,875)	—	—	—	(56,875)
Redemption of preferred shares	(158,843)	—	—	—	(158,843)
Return on preferred shares	(753)	—	—	—	(753)
Cash (used in) provided by financing activities	(5,238)	(38,100)	5,205	—	(38,133)
Effect of exchange rate on cash and cash equivalents	—	(3)	15	—	12
Increase in cash and cash equivalents	4,418	4,579	3,096	—	12,093
Cash and cash equivalents at beginning of period	6,666	5,246	3,547	—	15,459
Cash and cash equivalents at end of period	$11,084	$9,825	$6,643	$—	$27,552

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	For the Period January 1, 2010 — November 15, 2010
	PREDECESSOR
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net (loss) income	$(176,349)	$58,306	$(16,354)	$(41,952)	$(176,349)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	10,083	11,541	824	—	22,448
Impairment charge	250,181	—	12,974	—	263,155
Amortization of discount and deferred debt issuance costs on notes	1,577	—	—	—	1,577
Share-based compensation	6,201	—	—	—	6,201
Deferred income taxes, net	(55,547)	—	(51)	—	(55,598)
Provision for losses on accounts receivable	—	9,573	—	—	9,573
Excess tax benefit from exercise of stock options	1,176	—	—	—	1,176
Loss on sale of assets	—	198	—	—	198
Equity in earnings of subsidiaries	(41,952)	—	—	41,952	—
Changes in operating assets and liabilities	(27,179)	(25,872)	6,496	—	(46,555)
Cash (used in) provided by operating activities	(31,809)	53,746	3,889	—	25,826
Investing activities:
Purchases of property and equipment	(4,275)	(4,265)	(53)	—	(8,593)
Acquisitions of businesses, net of cash acquired	—	(21,234)	—	—	(21,234)
Proceeds from sale of assets	—	120	—	—	120
Cash used in investing activities	(4,275)	(25,379)	(53)	—	(29,707)
Financing activities:
Long-term debt repayments	—	(1,395)	—	—	(1,395)
Long-term debt borrowings	2,594	—	—	—	2,594
Short-term borrowings-three months or less, net	3,237	151	2,612	—	6,000
Payments on obligations under capital leases	—	(85)	—	—	(85)
Net payments relating to intercompany financing	38,558	(26,491)	(12,067)	—	—
Debt issuance costs	(4,543)	—	—	—	(4,543)
Excess tax benefits from share-based compensation	(1,176)	—	—	—	(1,176)
Employee withholding payments on share-based compensation	(2,683)	—	—	—	(2,683)
Cash provided by (used in) financing activities	35,987	(27,820)	(9,455)	—	(1,288)
Effect of exchange rate on cash and cash equivalents	—	44	(88)	—	(44)
Increase (decrease) in cash and cash equivalents	(97)	591	(5,707)	—	(5,213)
Cash and cash equivalents at beginning of period	6,763	4,655	9,254	—	20,672
Cash and cash equivalents at end of period	$6,666	$5,246	$3,547	$—	$15,459

ResCare, Inc.

Schedule II — Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Successor:
Year ended December 31, 2012	$6,413	$5,679	$(95)	$—	$11,997
Year ended December 31, 2011	844	5,851	(282)	—	6,413
November 16, 2010-December 31, 2010	—	844	—	—	844

Predecessor:
January 1, 2010-November 15, 2010	$22,627	$9,573	$(4,950)	$—	$27,250

Allowance for deferred tax assets:

Successor:
Year ended December 31, 2012	$5,323	$193	$(463)	$(1,394)	$3,659
Year ended December 31, 2011	7,861	478	(91)	(2,925)	5,323
November 16, 2010-December 31, 2010	6,810	1,051	—	—	7,861

Predecessor:
January 1, 2010-November 15, 2010	$5,388	$1,586	$—	$(164)	$6,810