Form 10-Q
period 2013-03-31
RES CARE INC /KY/
filed 2013-05-06
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes               No   ✓ .

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2013 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$ 46,703	$ 50,134
Accounts receivable, net of allowance for doubtful accounts of $13,788 in 2013 and $11,997 in 2012	228,506	228,377
Refundable income taxes	1,251	—
Deferred income taxes	17,125	17,589
Prepaid expenses and other current assets	21,060	22,116
Total current assets	314,645	318,216
Property and equipment, net	94,959	97,030
Goodwill	288,140	288,265
Other intangible assets, net	319,564	321,293
Other assets	23,904	27,154
Total assets	$1,041,212	$1,051,958
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$ 33,245	$ 37,738
Accrued expenses	104,447	114,876
Current portion of long-term debt	10,009	14,695
Current portion of obligations under capital leases	5,834	6,052
Accrued income taxes	802	1,813
Total current liabilities	154,337	175,174
Long-term liabilities	56,368	56,469
Long-term debt	356,203	358,420
Obligations under capital leases	10,732	11,632
Deferred income taxes	107,753	106,253
Total liabilities	685,393	707,948
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2013 and 2012	—	—
Additional paid-in capital	245,049	244,345
Retained earnings	111,066	99,734
Accumulated other comprehensive loss	(161)	30
Total shareholder’s equity – Res-Care, Inc.	355,954	344,109
Noncontrolling interest	(135)	(99)
Total shareholder’s equity	355,819	344,010
Total liabilities and shareholder’s equity	$1,041,212	$1,051,958

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Revenues	$389,454	$397,342
Cost of services	294,376	299,280
Gross profit	95,078	98,062

Operating expenses:
Operational general and administrative	58,770	60,349
Corporate general and administrative	15,110	17,667
Total operating expenses	73,880	78,016

Operating income	21,198	20,046

Interest expense, net	8,537	10,443
Income before income taxes	12,661	9,603
Income tax expense	1,365	3,868
Net income	11,296	5,735
Net loss-noncontrolling interest	(36)	(30)
Net income-Res-Care, Inc.	11,332	5,765

Other comprehensive income:
Foreign currency translation adjustments	(191)	161
Comprehensive income attributable to Res-Care, Inc.	$11,141	$5,926

Total comprehensive income	$11,105	$5,896

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net income	$11,296	$5,735
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	8,195	8,807
Amortization of discount and deferred debt issuance costs	870	675
Share-based compensation	704	1,174
Deferred income taxes, net	1,964	1,100
Provision for losses on accounts receivable	1,818	1,549
Loss on sale of assets	102	35
Changes in operating assets and liabilities	(15,779)	(20,122)
Cash provided by (used in) operating activities	9,170	(1,047)

Cash flows from investing activities:
Purchases of property and equipment	(4,103)	(4,261)
Acquisitions of businesses, net of cash acquired	(7)	(4,550)
Proceeds from sale of assets	81	10
Cash used in investing activities	(4,029)	(8,801)

Cash flows from financing activities:
Long-term debt repayments	(6,904)	(1,188)
Long-term debt borrowings	—	71
Payments on obligations under capital lease	(1,594)	(1,497)
Debt issuance costs	(8)	—
Cash used in financing activities	(8,506)	(2,614)

Effect of exchange rate changes on cash and cash equivalents	(66)	64

Decrease in cash and cash equivalents	(3,431)	(12,398)

Cash and cash equivalents at beginning of period	50,134	25,651

Cash and cash equivalents at end of period	$46,703	$13,253

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations	476	1,298

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

For further information refer to the consolidated financial statements and footnotes thereto in our 2012 Annual Report on Form 10-K filed February 19, 2013.

Reclassification

Certain immaterial reclassifications have been made to 2012 amounts to conform to 2013 presentation.

Segments

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment has been retrospectively recast for all periods presented.  Further information regarding our segments is included in Note 6.

Note 2.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A change in our reportable segments, more fully described herein in Note 6, resulted in a change in the composition of our reporting units, which is the unit of accounting for goodwill.  Accordingly, we reallocated goodwill between our Residential Services and Pharmacy Services’ reporting units using the relative fair value approach.  A summary of changes to goodwill during the three months ended March 31, 2013 is as follows:

	Residential	ResCare	Youth	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2013
Goodwill	$160,727	$65,663	$24,829	$32,720	$4,326	$288,265
Goodwill added through acquisitions	7	—	—	—	—	7
Other (1)	(132)	—	—	—	—	(132)
Balance at March 31, 2013	$160,602	$65,663	$24,829	$32,720	$4,326	$288,140

(1)  Primarily relates to foreign currency translation adjustments.

Note 3.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2013	2012
10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	164,076	170,625
Senior secured credit facility	—	—
Obligations under capital leases	16,566	17,683
Notes payable and other	2,136	2,491
	382,778	390,799
Less current portion	15,843	20,747
	$366,935	$370,052

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 7 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $16.6 million as of  March 31, 2013, due primarily to vehicle capital leases.  The current portion of these lease obligations was $5.8 million.

Note 4.                   Income Taxes

The effective tax rate was 10.8% and 40.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate relates primarily to the impact of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The three months ended March 31, 2013 includes the current quarter’s jobs tax credit impact and $3.3 million related to 2012 and prior periods’ jobs tax credit impact.

Note 5.                   Financial Instruments

At March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$226,000	$200,000	$221,000
Senior secured Term Loan A	164,076	164,076	170,625	170,625
Notes payable and other	2,136	2,063	2,491	2,410

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 6.                   Segment Information

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment has been retrospectively recast for all periods presented.

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total
Three months ended March 31:
2013
Revenues	$204,501	$88,068	$41,880	$39,818	$15,187	$—	$389,454
Operating income (loss) (1)	24,398	4,532	3,061	3,612	1,027	(15,432)	21,198
Total assets	548,885	188,168	92,566	82,332	17,113	112,148	1,041,212
Capital expenditures	1,670	218	33	15	169	1,998	4,103
Depreciation and amortization	4,839	682	361	276	32	2,005	8,195

2012
Revenues	$200,798	$84,019	$46,557	$48,829	$17,139	$—	$397,342
Operating income (loss) (1)	26,569	4,798	3,261	1,948	1,145	(17,675)	20,046
Total assets	526,801	187,612	108,219	87,867	14,034	88,799	1,013,332
Capital expenditures	1,259	392	88	70	76	2,376	4,261
Depreciation and amortization	5,219	683	406	310	47	2,142	8,807

(1)	Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 7.                   Legal Proceedings

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

Note 8.                   Noncontrolling Interest

As of March 31, 2013, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2011	$11
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of December 31, 2012	(99)
Net loss-noncontrolling interest	(36)
Noncontrolling interest as of March 31, 2013	$(135)

Note 9.                   Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated financial position or results of operations.

Note 10.                 Revision of Previously Reported Data

As discussed in the lease arrangements footnote (Note 13) on our 2012 Form 10-K, we recorded an out-of-period adjustment in the fourth quarter of 2012 to correct the accounting treatment for our leased vehicles.  Due to the immateriality of the amount, the 2011 and prior pre-tax impact of approximately $0.7 million ($0.4 million after tax) was corrected in our revised first quarter 2012 results as disclosed in the following table.  The table below also includes the correction of the 2012 impact of the adjustment in the revised first quarter of 2012.  These amounts were not considered material to the prior periods.

	As Reported	Adjustment	As Revised
2012 – Successor (First Quarter)

Three Months Ended March 31, 2012
Revenues	$397,342	$—	$397,342
Gross profit	98,452	(390)	98,062
Operating income	20,500	(454)	20,046
Interest expense	10,208	235	10,443
Net income (loss):
Net income (loss)	6,155	(420)	5,735
Net loss – noncontrolling interest	(30)	—	(30)
Net income (loss) – ResCare, Inc.	$6,185	$(420)	$5,765

As of March 31, 2012
Property and equipment, net	$84,308	$16,672	$100,980
Current portion of Long-term debt, including capital leases	85	5,609	5,694
Obligations under capital leases	324	11,784	12,108

Three Months Ended March 31, 2012
Cash (used in) provided by operating activities	$(2,521)	$1,474	$(1,047)
Cash used in financing activities	(1,140)	(1,474)	(2,614)

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$40,339	$3,708	$2,656	$—	$46,703
Accounts receivable, net	20,315	207,843	348	—	228,506
Refundable income taxes	1,251	—	—	—	1,251
Deferred income taxes	17,125	—	—	—	17,125
Prepaid expenses and other current assets	9,089	11,474	497	—	21,060
Total current assets	88,119	223,025	3,501	—	314,645

Property and equipment, net	42,364	52,187	408	—	94,959
Goodwill	282,839	—	5,301	—	288,140
Other intangible assets, net	301,103	18,461	—	—	319,564
Intercompany	—	657,549	69,747	(727,296)	—
Investment in subsidiaries	938,207	41,782	—	(979,989)	—
Other assets	20,803	3,084	17	—	23,904
	$1,673,435	$996,088	$78,974	$(1,707,285)	$1,041,212

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,036	$17,171	$38	$—	$33,245
Accrued expenses	46,833	56,782	832	—	104,447
Current portion of long-term debt	8,750	1,259	1,542	(1,542)	10,009
Current portion of obligations under capital leases	—	5,834	—	—	5,834
Accrued income taxes	842	—	(40)	—	802
Total current liabilities	72,461	81,046	2,372	(1,542)	154,337

Intercompany	725,754	—	—	(725,754)	—
Long-term liabilities	56,187	181	—	—	56,368
Long-term debt	355,326	877	—	—	356,203
Obligations under capital leases	—	10,732	—	—	10,732
Deferred income taxes	107,753	—	—	—	107,753
Total liabilities	1,317,481	92,836	2,372	(727,296)	685,393

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	245,049	476,811	125,104	(601,915)	245,049
Retained earnings	111,066	426,459	(47,542)	(378,917)	111,066
Accumulated other comprehensive (loss) income	(161)	(18)	(825)	843	(161)
Total shareholder’s equity-Res-Care, Inc.	355,954	903,252	76,737	(979,989)	355,954

Noncontrolling interest	—	—	(135)	—	(135)

Total shareholder’s equity	355,954	903,252	76,602	(979,989)	355,819
	$1,673,435	$996,088	$78,974	$(1,707,285)	$1,041,212

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$42,633	$4,795	$2,706	$—	$50,134
Accounts receivable, net	21,515	206,491	371	—	228,377
Refundable income taxes	—	—	—	—	—
Deferred income taxes	17,589	—	—	—	17,589
Prepaid expenses and other current assets	11,620	9,981	515	—	22,116
Total current assets	93,357	221,267	3,592	—	318,216

Property and equipment, net	43,320	53,282	428	—	97,030
Goodwill	282,832	—	5,433	—	288,265
Other intangible assets, net	302,293	19,000	—	—	321,293
Intercompany	—	622,481	70,335	(692,816)	—
Investment in subsidiaries	900,087	41,782	—	(941,869)	—
Other assets	24,073	3,064	17	—	27,154
	$1,645,962	$960,876	$79,805	$(1,634,685)	$1,051,958

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,499	$17,181	$58	$—	$37,738
Accrued expenses	55,299	58,729	848	—	114,876
Current portion of long-term debt	13,098	1,573	1,746	(1,722)	14,695
Current portion of obligations under capital leases	—	6,052	—	—	6,052
Accrued income taxes	1,843	—	(30)	—	1,813
Total current liabilities	90,739	83,535	2,622	(1,722)	175,174

Intercompany	691,094	—	—	(691,094)	—
Long-term liabilities	56,240	229	—	—	56,469
Long-term debt	357,527	893	—	—	358,420
Obligations under capital leases	—	11,632	—	—	11,632
Deferred income taxes	106,253	—	—	—	106,253
Total liabilities	1,301,853	96,289	2,622	(692,816)	707,948

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	244,345	476,811	125,104	(601,915)	244,345
Retained earnings	99,734	387,794	(47,445)	(340,349)	99,734
Accumulated other comprehensive (loss) income	30	(18)	(377)	395	30
Total shareholder’s equity-Res-Care, Inc.	344,109	864,587	77,282	(941,869)	344,109

Noncontrolling interest	—	—	(99)	—	(99)

Total shareholder’s equity	344,109	864,587	77,183	(941,869)	344,010
	$1,645,962	$960,876	$79,805	$(1,634,685)	$1,051,958

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$60,452	$328,250	$752	$—	$389,454

Operating expenses	65,177	302,247	832	—	368,256

Operating (loss) income	(4,725)	26,003	(80)	—	21,198

Other expenses (income):
Interest, net	8,295	185	57	—	8,537
Equity in earnings of subsidiaries	(16,215)	(143)	—	16,358	—
Total other (income) expenses	(7,920)	42	57	16,358	8,537

(Loss) income before income taxes	3,195	25,961	(137)	(16,358)	12,661
Income tax (benefit) expense	(8,137)	9,553	(51)	—	1,365

Net income (loss)	11,332	16,408	(86)	(16,358)	11,296

Net loss-noncontrolling interest	—	—	(36)	—	(36)
Net income (loss)-Res-Care, Inc.	11,332	16,408	(50)	(16,358)	11,332

Other comprehensive income (loss):
Foreign currently translation adjustments	(191)	—	(191)	191	(191)
Comprehensive income (loss) attributable to Res-Care, Inc.	$11,141	$16,408	$(241)	$(16,167)	$11,141

Total comprehensive income	$11,141	$16,408	$(277)	$(16,167)	$11,105

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,842	$331,763	$737	$—	$397,342

Operating expenses	71,017	305,420	859	—	377,296

Operating (loss) income	(6,175)	26,343	(122)	—	20,046

Other expenses (income):
Interest, net	10,304	141	(2)	—	10,443
Equity in earnings of subsidiaries	(15,619)	(43)	—	15,662	—
Total other (income) expenses	(5,315)	98	(2)	15,662	10,443

(Loss) income before income taxes	(860)	26,245	(120)	(15,662)	9,603
Income tax (benefit) expense	(6,625)	10,541	(48)	—	3,868

Net income (loss)	5,765	15,704	(72)	(15,662)	5,735

Net loss-noncontrolling interest	—	—	(30)	—	(30)
Net income (loss)-Res-Care, Inc.	5,765	15,704	(42)	(15,662)	5,765

Other comprehensive income (loss):
Foreign currently translation adjustments	161	—	161	(161)	161
Comprehensive income (loss) attributable to Res-Care, Inc.	$5,926	$15,704	$119	$(15,823)	$5,926

Total comprehensive income	$5,926	$15,704	$89	$(15,823)	$5,896

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$11,332	$16,408	$(86)	$(16,358)	$11,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,221	3,932	42	—	8,195
Amortization of discount and deferred debt issuance costs on notes	870	—	—	—	870
Share-based compensation	704	—	—	—	704
Deferred income taxes, net	1,964	—	—	—	1,964
Provision for losses on accounts receivable	259	1,559	—	—	1,818
Loss from sale of assets	—	102	—	—	102
Equity in earnings of subsidiaries	(16,215)	(143)	—	16,358	—
Changes in operating assets and liabilities	25,111	(41,605)	715	—	(15,779)
Cash provided by (used in) operating activities	28,246	(19,747)	671	—	9,170
Investing activities:
Purchases of property and equipment	(2,075)	(2,006)	(22)	—	(4,103)
Acquisitions of businesses, net of cash acquired	—	(7)	—	—	(7)
Proceeds from sale of assets	—	81	—	—	81
Cash used in investing activities	(2,075)	(1,932)	(22)	—	(4,029)
Financing activities:
Long-term debt (repayments) borrowings	(6,550)	(150)	(204)	—	(6,904)
Payments on obligations under capital leases	—	(1,594)	—	—	(1,594)
Debt issuance costs	(8)	—	—	—	(8)
Net payments relating to intercompany financing	(21,907)	22,402	(495)	—	—
Cash (used in) provided by financing activities	(28,465)	20,658	(699)	—	(8,506)
Effect of exchange rate changes on cash and cash equivalents	—	(66)	—	—	(66)
(Decrease) increase in cash and cash equivalents	(2,294)	(1,087)	(50)	—	(3,431)
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$40,339	$3,708	$2,656	$—	$46,703

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$5,765	$15,704	$(72)	$(15,662)	$5,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,547	4,256	4	—	8,807
Amortization of discount and deferred debt issuance costs on notes	675	—	—	—	675
Share-based compensation	1,174	—	—	—	1,174
Deferred income taxes, net	1,100	—	—	—	1,100
Provision for losses on accounts receivable	136	1,413	—	—	1,549
Loss from sale of assets	—	35	—	—	35
Equity in earnings of subsidiaries	(15,619)	(43)	—	15,662	—
Changes in operating assets and liabilities	58,503	3,756	(82,381)	—	(20,122)
Cash provided by (used in) operating activities	56,281	25,121	(82,449)	—	(1,047)
Investing activities:
Purchases of property and equipment	(3,059)	(1,151)	(51)	—	(4,261)
Acquisitions of businesses, net of cash acquired	—	(4,550)	—	—	(4,550)
Proceeds from sale of assets	—	10	—	—	10
Cash used in investing activities	(3,059)	(5,691)	(51)	—	(8,801)
Financing activities:
Long-term debt (repayments) borrowings	(283)	(718)	(116)	—	(1,117)
Payments on obligations under capital leases	—	(1,497)	—	—	(1,497)
Net payments relating to intercompany financing	(64,339)	(18,310)	82,649	—	—
Cash (used in) provided by financing activities	(64,622)	(20,525)	82,533	—	(2,614)
Effect of exchange rate changes on cash and cash equivalents	—	64	—	—	64
(Decrease) increase in cash and cash equivalents	(11,400)	(1,031)	33	—	(12,398)
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$5,333	$5,516	$2,404	$—	$13,253

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Some of the events or circumstances that could cause actual results to differ from those discussed in the forward-looking statements are discussed in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K and in Part II, Item 1A of this Report. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

Beginning January 1, 2013, we have five reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Youth Services,  (iv) Workforce Services and (v) Pharmacy Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Youth Services consists of our Job Corps centers, a variety of youth programs including foster care, alternative education programs and charter schools. Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  All prior periods have been recast to reflect the new segments.

Revenues for our Residential Services operations are derived primarily from state Medicaid programs, other government agencies, commercial insurance companies and from management contracts with private operators, who are  generally not-for-profit providers that contract with state government agencies and are also reimbursed under the Medicaid program. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. We also provide respite, therapeutic and other services to individuals with special needs and to older people in their homes. These services are provided on an as-needed basis or hourly basis through our periodic in-home services programs that are reimbursed on a unit-of-service basis.

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Despite cost containment efforts, many states are dealing with budget deficits or shortfalls as a result of recent economic conditions, including their Medicaid budgets that fund a significant portion of the services we provide.  We will soon start to see some unfavorable sequestration impacts to our Youth Services and Workforce Services segments.  The Department of Labor (DOL) has announced slot reductions across all Job Corps centers effective July 1, 2013 and preliminary Workforce Investment Act (WIA) adult and youth related funding cuts.  These future impacts are discussed further in the Results of Operations section.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2012 Annual Report on Form 10-K filed February 19, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first quarter of 2013, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2013	2012

	(Dollars in thousands)
Revenues:
Residential Services	$204,501	$200,798
ResCare HomeCare	88,068	84,019
Youth Services	41,880	46,557
Workforce Services	39,818	48,829
Pharmacy Services	15,187	17,139
Consolidated	$389,454	$397,342

Operating income:
Residential Services	$24,398	$26,569
ResCare HomeCare	4,532	4,798
Youth Services	3,061	3,261
Workforce Services	3,612	1,948
Pharmacy Services	1,027	1,145
Corporate (1)	(15,432)	(17,675)
Consolidated	$21,198	$20,046

Operating margin:
Residential Services	11.9%	13.2%
ResCare HomeCare	5.1%	5.7%
Youth Services	7.3%	7.0%
Workforce Services	9.1%	4.0%
Pharmacy Services	6.8%	6.7%
Corporate (1)	(4.0%)	(4.4%	)
Consolidated	5.4%	5.0%

(1)	Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2013 decreased $7.9 million, or 2.0%, from the same period in 2012. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2013, was $21.2 million compared to operating income of $20.0 million from the same period in 2012. Consolidated operating margins were 5.4% and 5.0% for the quarterly periods in 2013 and 2012, respectively.

Net interest expense decreased $1.9 million for the first quarter of 2013 compared to the same period in 2012. The decrease was due primarily to lower rates on our senior secured credit facility that closed during the second quarter of 2012.  Our effective income tax rate for the three months ended March 31, 2013 was 10.8% as compared to 40.3% over the same period in 2012. The 2013 rate was favorably impacted by the renewal of jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for the first quarter of 2013 reflects not only the first quarter impact, but also $3.3 million related to 2012 and prior periods.

Residential Services

Residential Services revenues for the quarter ended March 31, 2013 increased $3.7 million, or 1.8%, over the same period in 2012. This increase was due primarily to acquisitions of $9.7 million and rate increases in certain states of $0.4 million, which were partially offset by decreased census of $4.1 million in certain states and $2.3 million related to one less operating day in February 2013. Operating margin was 11.9% for the quarter ended March 31, 2013 compared to 13.2% for the same period in 2012. The reduction in margin is attributable to costs  for wages, maintenance and repairs, rent and supplies, which were not reduced ratably with revenue change due to census decreases.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended March 31, 2013 increased $4.0 million, or 4.8%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $4.9 million and $0.5 million, respectively, which were partially offset by rate and service cuts of $0.3 million in certain states and $1.1 million related to one less operating day in February 2013. Operating margin decreased from 5.7% in 2012 to 5.1% in 2013, due to higher spending for wages, marketing and professional services.

Youth Services

Youth Services revenues for the quarter ended March 31, 2013 decreased $4.7 million, or 10.0%, from the same period of 2012, due primarily to spending reductions and enrollment limits in our Job Corps business of $2.6 million, as well as rate, census,and referral issues in certain states within our Residential Youth business for $1.7 million and our Education business for $0.4 million.  Operating margin was 7.3% in the first quarter of 2013 and 7.0% for the same period in 2012.

Effective July 1, 2013, the DOL’s Employment and Training Administration (ETA) will implement slot reductions across all Job Corps centers.  We estimate that this will result in a reduction of approximately 1,000 students or 21% of the total students we are currently contracted to serve.  For the fourteen centers operated by ResCare, this is estimated to result in approximately $8.0 million in reduced revenue to current contract value on an annualized basis.

Workforce Services

Workforce Services revenues for the quarter ended March 31, 2013 decreased $9.0 million, or 18.5%, from the same period in 2012, due primarily to the loss of certain contracts, including the previously reported WeCare contract. Operating margin increased from 4.0% in the first quarter of 2012 to 9.1% in the same period in 2013, due primarily to contract changes of $1.3 million and lower spending on wages, employee benefits and professional expenses.

The DOL has announced preliminary Workforce Investment Act (WIA) adult and youth related funding cuts that we estimate will impact our results starting in the third quarter of 2013.  At this time, the individual workforce boards are still determining how these cuts will be implemented and therefore, we are unable to quantify the financial impact to our Workforce Services’ results.

Pharmacy Services

Pharmacy Services revenues for the quarter ended March 31, 2013 decreased $2.0 million, or 11.4%, from the same period in 2012, due primarily to a change from name brand drugs to generic drugs, which are billed at lower rates. Operating margin increased from 6.7% in the first quarter of 2012 to 6.8% in the same period in 2013.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the first quarter of 2013 decreased $2.2 million compared to first quarter of 2012 due primarily to a decrease in incentive compensation accruals and share-based compensation expense of $1.1 million and $0.5 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets decreased $10.7 million, or 1.0%, at March 31, 2013 over balances at December 31, 2012.

Cash and cash equivalents were $46.7 million at March 31, 2013, as compared to $50.1 million at December 31, 2012. Cash provided by operations for the three months ended March 31, 2013 was $9.2 million compared to cash used in operations of $1.0 million for the three months ended March 31, 2012. This improvement was primarily due to the decrease in trade accounts receivable at March 2012. Also, in March 2012, we accrued $5.6 million of debt issuance costs for the refinancing of our credit agreement discussed below, which was finalized on April 5, 2012.

Net accounts receivable at March 31, 2013 increased to $228.5 million, compared to $228.4 million at December 31, 2012. Days of revenue in net accounts receivable were 51 days at March 31, 2013, compared with 49 days at December 31, 2012. The increase in days of revenue is due primarily to temporary payment delays from several payors caused by a variety of reasons including transitioning from legacy payor systems and awaiting contract changes and signatures.

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

Cash used in investing activities at March 31, 2013 decreased $4.8 million over the same period in 2012 primarily due to there being no significant business acquisitions during the first three months of 2013 compared to $4.6 million during the same period of 2012.

Our financing activities included a net payment of debt and capital lease obligations of $8.5 million for the first three months of 2013. This compares to a net payment of debt and capital lease obligations of $2.6 million for the same period in 2012.  In addition to quarterly principal and seller note payments made in the three months ended March 31, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which is part of our financial covenants discussed below.

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial quarterly covenants that require us to maintain specific ratios with respect to interest coverage and leverage. The Credit Agreement also contains covenants relating to capital expenditures and Excess Cash Flows which are to be completed annually.  The Excess Cash Flow calculation is defined in the Credit Agreement.  A cash flow recapture can be required based on the Company’s leverage ratio and ending cash balance at year end.  Any recaptured amount derived from the calculation is used to pre pay the Company’s Term Loan A. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 7 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

As of March 31, 2013, we had irrevocable standby letters of credit in the principal amount of $59.1 million issued primarily in connection with our insurance programs. As of March 31, 2013, we had $140.9 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of March 31, 2013, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of March 31, 2013. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at March 31, 2013, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 67% through Medicaid reimbursement, 8% from the DOL and 25% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2013 or 2012.

Impact of Recently Issued Accounting Pronouncements

See Note 9 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of March 31, 2013 and December 31, 2012.

Item 4.                                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.                                             OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Information regarding the legal proceedings is provided in Note 7 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.                                                Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K filed February 19, 2013.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                         Defaults upon Senior Securities

None.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

On April 15, 2013, Res-Care, Inc. announced that Steven S. Reed had been appointed as the Company’s Chief Legal Officer and Corporate Secretary effective April 15, 2013.  The material terms of Mr. Reed’s employment agreement in his new position are set forth below:

Term:	April 15, 2013 to December 31, 2015.

Automatically renews for successive one-year terms unless earlier terminated as provided in the employment agreement.

Base Salary:	$250,000, which may be adjusted from time to time for changes in Mr. Reed’s duties or for market conditions

Cash incentive compensation:	Up to 170% of base salary paid annually, subject to both company and individual performance goals.

Threshold necessary to earn any incentive compensation: 90% of budgeted EBITDA.

Maximum percentage of base salary based on Company performance: 140% Company performance criterion: Budgeted EBITDA

Maximum percentage of base salary based on individual performance criteria established by the Board of Directors: 30%

Benefits:	Mr. Reed will participate in all employee benefit plans provided by the Company for which he is eligible.

Termination

If the employment agreement is terminated without cause by ResCare or if ResCare elects not to renew the employment agreement, Mr. Reed will continue to receive installments of his then current base salary for a period of 12 months following his date of termination.  He will also receive any earned but unpaid incentive bonus for any calendar year ending before or at termination.

If Mr. Reed dies or elects not to renew the employment agreement at the end of its term, he would receive his salary through the date of termination or death and would be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination.

If Mr. Reed voluntarily terminates his employment, he would receive his salary through the date of termination and would not be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination.

If Mr. Reed becomes disabled during the term of the agreement, then after he has exhausted any paid time off, he will continue to receive his base salary until the earlier of the termination of the agreement due to disability as provided in the agreement, or the commencement of disability benefits under the Company’s benefit plan. In addition, if the disability benefits do not equal 100% of base salary, Mr. Reed would receive the difference between his base salary and the disability payment until the agreement terminates due to disability.  He would also receive any earned but unpaid incentive bonus for a calendar year ending before termination.

“Cause” is defined as personal dishonesty, intentional misconduct, breach of fiduciary duty involving personal profit, conviction of, or plea of nolo contender to, any law, rule or regulation (other than traffic violations or similar offenses) or breach of any provision of the employment agreement.

Restrictive Covenants:

Mr. Reed agrees not to compete with ResCare during his employment and for 12 months after termination of his employment, and not to encourage employees to leave ResCare.  He also agrees to maintain confidentiality of Company information and not to disparage the Company or its employees.

Item 6.                                                         Exhibits

	Exhibit	Description of Exhibit

*	10.1	Employment Agreement between Res-Care, Inc. and D. Ross Davison dated March 31, 2013.

*	10.2	Employment Agreement between Res-Care, Inc. and Steven S. Reed dated May 6, 2013.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 6, 2013	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 6, 2013	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer