Form 10-Q
period 2013-06-30
RES CARE INC /KY/
filed 2013-08-05
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes __No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2013 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$61,076	$50,134
Accounts receivable, net of allowance for doubtful accounts of $15,144 in 2013 and $11,997 in 2012	230,439	228,377
Refundable income taxes	3,767	—
Deferred income taxes	17,355	17,589
Prepaid expenses and other current assets	23,345	22,116
Total current assets	335,982	318,216
Property and equipment, net	98,202	97,030
Goodwill	289,686	288,265
Other intangible assets, net	319,287	321,293
Other assets	23,972	27,154
Total assets	$1,067,129	$1,051,958
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$34,737	$37,738
Accrued expenses	115,147	114,876
Current portion of long-term debt	9,996	14,695
Current portion of obligations under capital leases	6,670	6,052
Accrued income taxes	225	1,813
Total current liabilities	166,775	175,174
Long-term liabilities	56,739	56,469
Long-term debt	354,538	358,420
Obligations under capital leases	14,028	11,632
Deferred income taxes	108,366	106,253
Total liabilities	700,446	707,948
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2013 and 2012	—	—
Additional paid-in capital	245,897	244,345
Retained earnings	121,345	99,734
Accumulated other comprehensive income (loss)	(384)	30
Total shareholder’s equity – Res-Care, Inc.	366,858	344,109
Noncontrolling interest	(175)	(99)
Total shareholder’s equity	366,683	344,010
Total liabilities and shareholder’s equity	$1,067,129	$1,051,958

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Revenues	$396,233	$399,902	$785,687	$797,244
Cost of services	295,168	301,143	589,544	600,423
Gross profit	101,065	98,759	196,143	196,821

Operating expenses:
Operational general and administrative	61,049	58,732	119,819	119,081
Corporate general and administrative	16,244	16,464	31,354	34,131
Total operating expenses	77,293	75,196	151,173	153,212

Operating income	23,772	23,563	44,970	43,609

Interest expense, net	7,665	8,389	16,202	18,832
Loss on extinguishment of debt	—	7,129	—	7,129
Income before income taxes	16,107	8,045	28,768	17,648
Income tax expense	5,868	3,246	7,233	7,114
Net income	10,239	4,799	21,535	10,534
Net loss-noncontrolling interest	(40)	(31)	(76)	(61)
Net income-Res-Care, Inc.	10,279	4,830	21,611	10,595

Other comprehensive income:
Foreign currency translation adjustments	(223)	(132)	(414)	29
Comprehensive income attributable to Res-Care, Inc.	$10,056	$4,698	$21,197	$10,624

Total comprehensive income	$10,016	$4,667	$21,121	$10,563

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net income	$21,535	$10,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,726	17,009
Amortization of discount and deferred debt issuance costs	1,742	1,267
Share-based compensation	1,552	2,025
Deferred income taxes, net	2,347	624
Provision for losses on accounts receivable	3,343	2,885
Loss on extinguishment of debt, net of original issue discount paid	—	6,400
Loss on sale of assets	100	95
Changes in operating assets and liabilities	(13,279)	(16,320)
Cash provided by operating activities	34,066	24,519

Cash flows from investing activities:
Purchases of property and equipment	(8,212)	(7,415)
Acquisitions of businesses, net of cash acquired	(2,234)	(8,662)
Proceeds from sale of assets	184	43
Cash used in investing activities	(10,262)	(16,034)

Cash flows from financing activities:
Long-term debt repayments	(9,280)	(168,866)
Long-term debt borrowings	—	175,000
Payments on obligations under capital leases	(3,499)	(3,003)
Debt issuance costs	(2)	(3,978)
Cash used in financing activities	(12,781)	(847)
Effect of exchange rate changes on cash and cash equivalents	(81)	9
Increase in cash and cash equivalents	10,942	7,647
Cash and cash equivalents at beginning of period	50,134	25,651
Cash and cash equivalents at end of period	$61,076	$33,298
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$336	$39
Capital lease obligations	$6,513	$2,756
Settlement of Seller obligations in connection with an acquisition	$1,240	$—

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

Segments

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment has been retrospectively recast for all periods presented.  Further information regarding our segments is included in Note 7.

Note 2.                                                         Acquisitions

We completed three acquisitions within our Residential Services, ResCare HomeCare and Youth Services segments during the first six months of 2013. Aggregate consideration for these acquisitions was approximately $3.8 million, including $0.3 million of notes issued and net settlement of management fees of $1.2 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Accounts receivable	$984
Property and equipment	1
Other intangible assets	1,448
Goodwill	1,363
Other assets	14
Aggregate purchase price	$3,810

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $1.4 million of goodwill will be deductible for tax purposes.

Note 3.                                                         Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A change in our reportable segments, more fully described herein in Note 7, resulted in a change in the composition of our reporting units, which is the unit of accounting for goodwill.  Accordingly, we reallocated goodwill between our Residential Services and Pharmacy Services reporting units using the relative fair value approach.  A summary of changes to goodwill during the six months ended June 30, 2013 is as follows:

	Residential	ResCare	Youth	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2013
Goodwill	$160,727	$65,663	$24,829	$32,720	$4,326	$288,265
Goodwill added through acquisitions	7	968	388	—	—	1,363
Other	58	—	—	—	—	58
Balance at June 30, 2013	$160,792	$66,631	$25,217	$32,720	$4,326	$289,686

Note 4.                                                         Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	December 31
	2013	2012
10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	161,888	170,625
Senior secured credit facility	—	—
Obligations under capital leases	20,698	17,683
Notes payable and other	2,646	2,491
	385,232	390,799
Less current portion	16,666	20,747
	$368,566	$370,052

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The new Credit Agreement consists of a new term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a new revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 8 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $20.7 million as of June 30, 2013, due primarily to vehicle capital leases.  The current portion of these lease obligations was $6.7 million (see Note 11).

Note 5.                                                         Income Taxes

The effective tax rate was 36.4% and 40.3% for the three months ended June 30, 2013 and 2012, respectively, and 25.1% and 40.3% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate relates primarily to the impact of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The six months ended June 30, 2013 includes the current six month’s jobs tax credit impact of $1.6 million and $3.3 million related to 2012 and prior periods’ jobs tax credit impact.

Note 6.                                                         Financial Instruments

At June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$ 200,000	$ 223,250	$ 200,000	$ 221,000
Senior secured Term Loan A	161,888	161,888	170,625	170,625
Notes payable and other	2,646	2,565	2,491	2,410

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 7.                                                         Segment Information

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

Effective July 1, 2013, we made certain changes within our business lines to meet our future growth objectives.  Our reportable segments will not change significantly. Some of the components and structure within certain reportable segments will change and our Youth Services segment’s name will change to Education and Training Services.  The majority of our Residential Youth reporting unit will be moved from the Education and Training Services segment to the Residential Services segment.  We will also be moving a small operation from our ResCare HomeCare segment to our Education and Training Services segment.

The following table sets forth information about our reportable segments:

	Residential	ResCare	Youth	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total
Three months ended June 30:
2013
Revenues	$207,580	$89,991	$42,494	$39,596	$16,572	$—	$396,233
Operating income (loss) (1)	24,493	6,064	2,810	4,068	2,577	(16,240)	23,772
Total assets	552,497	197,163	91,326	78,322	18,786	129,035	1,067,129
Capital expenditures	1,865	181	42	110	64	1,847	4,109
Depreciation and amortization	5,113	673	347	270	38	2,090	8,531

2012
Revenues	$202,943	$84,129	$45,042	$51,487	$16,301	$—	$399,902
Operating income (loss) (1)	27,436	5,432	3,604	2,355	1,167	(16,431)	23,563
Total assets	528,951	182,050	105,093	81,709	13,083	107,646	1,018,532
Capital expenditures	1,103	169	24	105	2	1,751	3,154
Depreciation and amortization	4,631	688	385	311	38	2,149	8,202

Six months ended June 30:
2013
Revenues	$412,081	$178,059	$84,374	$79,414	$31,759	$—	$785,687
Operating income (loss) (1)	48,891	10,596	5,871	7,680	3,604	(31,672)	44,970
Capital expenditures	3,535	399	75	125	233	3,845	8,212
Depreciation and amortization	9,952	1,355	708	546	70	4,095	16,726

2012
Revenues	$403,741	$168,148	$91,599	$100,316	$33,440	$—	$797,244
Operating income (loss) (1)	54,005	10,230	6,865	4,303	2,312	(34,106)	43,609
Capital expenditures	2,362	561	112	175	78	4,127	7,415
Depreciation and amortization	9,849	1,371	792	621	85	4,291	17,009

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

Note 9.                                                         Noncontrolling Interest

As of June 30, 2013, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2011	$11
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of December 31, 2012	(99)
Net loss-noncontrolling interest	(76)
Noncontrolling interest as of June 30, 2013	$(175)

Note 10.                                                  Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated financial position or results of operations.

Note 11.                                                  Revision of Previously Reported Data

As discussed in the lease arrangements footnote (Note 13) on our 2012 Form 10-K, we recorded an out-of-period adjustment in the fourth quarter of 2012 to correct the accounting treatment for our leased vehicles.  Due to the immateriality of the amount, the 2011 and prior pre-tax income impact of approximately $0.7 million ($0.4 million after tax) was corrected in our revised first quarter 2012 results.  The table below includes the correction of the 2012 impact of the adjustment in the revised three month and six months ended June 30, 2012.  These amounts were not considered material to the prior periods.

	As Reported	Adjustment	As Revised
Three Months Ended June 30, 2012
Revenues	$399,902	$—	$399,902
Gross profit	98,560	199	98,759
Operating income	23,332	231	23,563
Interest expense	8,142	247	8,389
Net income (loss):
Net income (loss)	4,809	(10)	4,799
Net loss – noncontrolling interest	(31)	—	(31)
Net income (loss) – ResCare, Inc.	$4,840	$(10)	$4,830

Six Months Ended June 30, 2012
Revenues	$797,244	$—	$797,244
Gross profit	197,012	(191)	196,821
Operating income	43,832	(223)	43,609
Interest expense	18,350	482	18,832
Net income (loss):
Net income (loss)	10,964	(430)	10,534
Net loss – noncontrolling interest	(61)	—	(61)
Net income (loss) – ResCare, Inc.	$11,025	$(430)	$10,595

As of June 30, 2012
Property and equipment, net	$82,348	$16,631	$98,979
Current portion of Long-term debt, including capital leases	78	5,732	5,810
Obligations under capital leases	306	11,644	11,950

Six Months Ended June 30, 2012
Cash provided by operating activities	$21,562	$2,957	$24,519
Cash provided by (used in) financing activities	2,110	(2,957)	(847)

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

In connection with the preparation of our condensed consolidated financial statements for the second quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the six months ended June 30, 2012 to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments and collected direct receipts on behalf of certain guarantor and non-guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net increase or decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company’s net cash inflows from operating activities and increasing the parent company’s net cash inflows from financing activities by $158.5 million, b) increasing the guarantors’ net cash inflows from operating activities and increasing the guarantors’ net cash outflows from financing activities by $78.9 million and c) decreasing the non-guarantors’ net cash outflows from operating activities and decreasing the non-guarantors’ net cash inflows from financing activities by $79.6 million.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$57,765	$2,693	$618	$—	$61,076
Accounts receivable, net	18,391	211,757	291	—	230,439
Refundable income taxes	3,767	—	—	—	3,767
Deferred income taxes	17,355	—	—	—	17,355
Prepaid expenses and other current assets	11,247	11,678	420	—	23,345
Total current assets	108,525	226,128	1,329	—	335,982

Property and equipment, net	47,543	50,281	378	—	98,202
Goodwill	284,556	—	5,130	—	289,686
Other intangible assets, net	299,913	19,371	3	—	319,287
Intercompany	—	697,700	69,392	(767,092)	—
Investment in subsidiaries	973,477	41,782	—	(1,015,259)	—
Other assets	20,103	3,852	17	—	23,972
	$1,734,117	$1,039,114	$76,249	$(1,782,351)	$1,067,129

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,940	$17,737	$60	$—	$34,737
Accrued expenses	57,541	56,778	828	—	115,147
Current portion of long-term debt	8,751	1,245	1,382	(1,382)	9,996
Current portion of obligations under capital leases	—	6,670	—	—	6,670
Accrued income taxes	272	—	(47)	—	225
Total current liabilities	83,504	82,430	2,223	(1,382)	166,775

Intercompany	765,710	—	—	(765,710)	—
Long-term liabilities	56,541	198	—	—	56,739
Long-term debt	353,138	1,400	—	—	354,538
Obligations under capital leases	—	14,028	—	—	14,028
Deferred income taxes	108,366	—	—	—	108,366
Total liabilities	1,367,259	98,056	2,223	(767,092)	700,446

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	245,897	477,447	122,951	(600,398)	245,897
Retained earnings	121,345	463,629	(47,672)	(415,957)	121,345
Accumulated other comprehensive (loss) income	(384)	(18)	(1,078)	1,096	(384)
Total shareholder’s equity-Res-Care, Inc.	366,858	941,058	74,201	(1,015,259)	366,858

Noncontrolling interest	—	—	(175)	—	(175)

Total shareholder’s equity	366,858	941,058	74,026	(1,015,259)	366,683
	$1,734,117	$1,039,114	$76,249	$(1,782,351)	$1,067,129

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,612	$332,866	$755	$—	$396,233

Operating expenses	67,277	304,324	860	—	372,461

Operating (loss) income	(4,665)	28,542	(105)	—	23,772

Other expenses (income):
Interest, net	7,935	(327)	57	—	7,665
Equity in earnings of subsidiaries	(24,576)	(304)	—	24,880	—
Total other (income) expenses	(16,641)	(631)	57	24,880	7,665

Income (loss) before income taxes	11,976	29,173	(162)	(24,880)	16,107
Income tax (benefit) expense	1,697	4,195	(24)	—	5,868

Net income (loss)	10,279	24,978	(138)	(24,880)	10,239

Net loss-noncontrolling interest	—	—	(40)	—	(40)
Net income (loss)-Res-Care, Inc.	10,279	24,978	(98)	(24,880)	10,279

Other comprehensive income (loss):
Foreign currently translation adjustments	(223)	—	(223)	223	(223)
Comprehensive income (loss) attributable to Res-Care, Inc.	$10,056	$24,978	$(321)	$(24,657)	$10,056

Total comprehensive income (loss)	$10,056	$24,978	$(361)	$(24,657)	$10,016

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$123,064	$661,116	$1,507	$—	$785,687

Operating expenses	132,454	606,571	1,692	—	740,717

Operating (loss) income	(9,390)	54,545	(185)	—	44,970

Other expenses (income):
Interest, net	16,230	(142)	114	—	16,202
Equity in earnings of subsidiaries	(40,791)	(447)	—	41,238	—
Total other (income) expenses	(24,561)	(589)	114	41,238	16,202

Income (loss) before income taxes	15,171	55,134	(299)	(41,238)	28,768
Income tax (benefit) expense	(6,440)	13,748	(75)	—	7,233

Net income (loss)	21,611	41,386	(224)	(41,238)	21,535

Net loss-noncontrolling interest	—	—	(76)	—	(76)
Net income (loss)-Res-Care, Inc.	21,611	41,386	(148)	(41,238)	21,611

Other comprehensive income (loss):
Foreign currently translation adjustments	(414)	—	(414)	414	(414)
Comprehensive income (loss) attributable to Res-Care, Inc.	$21,197	$41,386	$(562)	$(40,824)	$21,197

Total comprehensive income (loss)	$21,197	$41,386	$(638)	$(40,824)	$21,121

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,473	$336,609	$820	$—	$399,902

Operating expenses	68,154	307,314	871	—	376,339

Operating (loss) income	(5,681)	29,295	(51)	—	23,563

Other expenses (income):
Interest, net	8,132	260	(3)	—	8,389
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(17,332)	(40)	—	17,372	—
Total other (income) expenses	(2,071)	220	(3)	17,372	15,518

(Loss) income before income taxes	(3,610)	29,075	(48)	(17,372)	8,045
Income tax (benefit) expense	(8,440)	11,706	(20)	—	3,246

Net income (loss)	4,830	17,369	(28)	(17,372)	4,799

Net loss-noncontrolling interest	—	—	(31)	—	(31)
Net income (loss)-Res-Care, Inc.	4,830	17,369	3	(17,372)	4,830

Other comprehensive income (loss):
Foreign currently translation adjustments	(132)	—	(132)	132	(132)
Comprehensive income (loss) attributable to Res-Care, Inc.	$4,698	$17,369	$(129)	$(17,240)	$4,698

Total comprehensive income (loss)	$4,698	$17,369	$(160)	$(17,240)	$4,667

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$127,315	$668,372	$1,557	$—	$797,244

Operating expenses	139,171	612,734	1,730	—	753,635

Operating (loss) income	(11,856)	55,638	(173)	—	43,609

Other expenses (income):
Interest, net	18,436	401	(5)	—	18,832
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(32,951)	(84)	—	33,035	—
Total other (income) expenses	(7,386)	317	(5)	33,035	25,961

(Loss) income before income taxes	(4,470)	55,321	(168)	(33,035)	17,648
Income tax (benefit) expense	(15,065)	22,247	(68)	—	7,114

Net income (loss)	10,595	33,074	(100)	(33,035)	10,534

Net loss-noncontrolling interest	—	—	(61)	—	(61)
Net income (loss)-Res-Care, Inc.	10,595	33,074	(39)	(33,035)	10,595

Other comprehensive income (loss):
Foreign currently translation adjustments	29	—	29	(29)	29
Comprehensive income (loss) attributable to Res-Care, Inc.	$10,624	$33,074	$(10)	$(33,064)	$10,624

Total comprehensive income (loss)	$10,624	$33,074	$(71)	$(33,064)	$10,563

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$21,611	$41,386	$(224)	$(41,238)	$21,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,826	7,820	80	—	16,726
Amortization of discount and deferred debt issuance costs on notes	1,742	—	—	—	1,742
Share-based compensation	1,552	—	—	—	1,552
Deferred income taxes, net	2,347	—	—	—	2,347
Provision for losses on accounts receivable	505	2,838	—	—	3,343
Loss from sale of assets	—	100	—	—	100
Equity in earnings of subsidiaries	(40,791)	(447)	—	41,238	—
Changes in operating assets and liabilities	(9,356)	(4,363)	440	—	(13,279)
Cash provided by (used in) operating activities	(13,564)	47,334	296	—	34,066
Investing activities:
Purchases of property and equipment	(4,242)	(3,940)	(30)	—	(8,212)
Acquisitions of businesses, net of cash acquired	—	(2,234)	—	—	(2,234)
Proceeds from sale of assets	—	184	—	—	184
Cash used in investing activities	(4,242)	(5,990)	(30)	—	(10,262)
Financing activities:
Long-term debt (repayments) borrowings	(8,737)	(179)	(364)	—	(9,280)
Payments on obligations under capital leases	—	(3,499)	—	—	(3,499)
Debt issuance costs	(2)	—	—	—	(2)
Net payments relating to intercompany financing	41,677	(39,687)	(1,990)	—	—
Cash (used in) provided by financing activities	32,938	(43,365)	(2,354)	—	(12,781)
Effect of exchange rate changes on cash and cash equivalents	—	(81)	—	—	(81)
(Decrease) increase in cash and cash equivalents	15,132	(2,102)	(2,088)	—	10,942
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$57,765	$2,693	$618	$—	$61,076

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$10,595	$33,074	$(100)	$(33,035)	$10,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,107	7,813	89	—	17,009
Amortization of discount and deferred debt issuance costs on notes	1,267	—	—	—	1,267
Share-based compensation	2,025	—	—	—	2,025
Deferred income taxes, net	624	—	—	—	624
Provision for losses on accounts receivable	417	2,468	—	—	2,885
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—	6,400
Loss from sale of assets	—	95	—	—	95
Equity in earnings of subsidiaries	(32,951)	(84)	—	33,035	—
Changes in operating assets and liabilities	(21,132)	7,915	(3,103)	—	(16,320)
Cash provided by (used in) operating activities	(23,648)	51,281	(3,114)	—	24,519
Investing activities:
Purchases of property and equipment	(4,942)	(2,340)	(133)	—	(7,415)
Acquisitions of businesses, net of cash acquired	—	(8,662)	—	—	(8,662)
Proceeds from sale of assets	—	43	—	—	43
Cash used in investing activities	(4,942)	(10,959)	(133)	—	(16,034)
Financing activities:
Long-term debt repayments	(167,447)	(1,294)	(125)	—	(168,866)
Long-term debt borrowings	175,000	—	—	—	175,000
Debt issuance costs	(3,978)	—	—	—	(3,978)
Payments on obligations under capital leases	—	(3,003)	—	—	(3,003)
Net payments relating to intercompany financing	35,617	(39,055)	3,438	—	—
Cash (used in) provided by financing activities	39,192	(43,352)	3,313	—	(847)
Effect of exchange rate changes on cash and cash equivalents	—	9	—	—	9
Increase (decrease) in cash and cash equivalents	10,602	(3,021)	66	—	7,647
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$27,335	$3,526	$2,437	$—	$33,298

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2012 Annual Report on Form 10-K filed February 19, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2013, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
	(Dollars in thousands)
Revenues:
Residential Services	$207,580		$202,943		$412,081		$403,741
ResCare HomeCare	89,991		84,129		178,059		168,148
Youth Services	42,494		45,042		84,374		91,599
Workforce Services	39,596		51,487		79,414		100,316
Pharmacy Services	16,572		16,301		31,759		33,440
Consolidated	$396,233		$399,902		$785,687		$797,244

Operating income:
Residential Services	$24,493		$27,436		$48,891		$54,005
ResCare HomeCare	6,064		5,432		10,596		10,230
Youth Services	2,810		3,604		5,871		6,865
Workforce Services	4,068		2,355		7,680		4,303
Pharmacy Services	2,577		1,167		3,604		2,312
Corporate (1)	(16,240)		(16,431)		(31,672)		(34,106)
Consolidated	$23,772		$23,563		$44,970		$43,609

Operating margin:
Residential Services	11.8%		13.5%		11.9%		13.4%
ResCare HomeCare	6.7%		6.5%		6.0%		6.1%
Youth Services	6.6%		8.0%		7.0%		7.5%
Workforce Services	10.3%		4.6%		9.7%		4.3%
Pharmacy Services	15.6%		7.2%		11.3%		6.9%
Corporate (1)	(4.1%	)	(4.1%	)	(4.0%	)	(4.3%	)
Consolidated	6.0%		5.9%		5.7%		5.5%

________

(1)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2013 decreased $3.7 million and $11.6 million, or 0.9% and 1.4%, respectively, from the same periods in 2012.  Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2013, was $23.8 million compared to operating income of $23.6 million from the same period in 2012. Consolidated operating margins were 6.0% and 5.9% for the quarterly periods in 2013 and 2012, respectively. The increase in operating income and margin primarily resulted from margin improvement in our Workforce Services business and lower corporate expenses, which were partially offset by margin erosion in our Residential Services and Youth Services businesses.

Consolidated operating income for the six months ended June 30, 2013 was $45.0 million compared to $43.6 million for the same period in 2012. Consolidated operating margins were 5.7% and 5.5% for the six month periods in 2013 and 2012, respectively.

Net interest expense decreased $0.7 million for the second quarter of 2013 and $2.6 million for the six months ended June 30, 2013, compared to the same periods in 2012. The decreases for the three and six month periods were due primarily to lower rates from the new senior secured credit facility that closed during the second quarter of 2012.   The 2012 second quarter and six month periods also include $7.1 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 4 to the Notes to the Condensed Consolidated Financial Statements. Our

effective income tax rate for the six months ended June 30, 2013 was 25.1% as compared to 40.3% over the same period in 2012.  The 2013 rate was favorably impacted by the renewal of jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for the first six months of 2013 reflects not only the 2013 year-to-date impact, but also $3.3 million related to 2012 and prior periods.

Residential Services

Residential Services revenues for the quarter ended June 30, 2013 increased $4.6 million, or 2.3%, over the same period in 2012. This increase was due primarily to acquisitions of $6.5 million, which were partially offset by rate decreases and decreased census of $1.6 million in certain states. Operating margin was 11.8% for the quarter ended June 30, 2013 compared to 13.5% for the same period in 2012. The reduction in margin is attributable to higher costs for wages, employee benefits and insurance.

Residential Services revenues for the six months ended June 30, 2013 increased $8.3 million, or 2.1%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $18.5 million and rate increases in certain states of $0.3 million, which were partially offset by decreased census of $8.1 million in certain states and $2.2 million related to one less operating day in February 2013. Operating margin was 11.9% for the six months ended June 30, 2013 compared to 13.4% for the same period in 2012. The reduction in margin is attributable to higher costs for wages, employee benefits and insurance.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended June 30, 2013 increased $5.9 million, or 7.0%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $5.2 million and $1.4 million, respectively, which were partially offset by rate and service cuts of $0.7 million in certain states. Operating margin increased from 6.5% in 2012 to 6.7% in 2013.

ResCare HomeCare revenues for the six months ended June 30, 2013 increased $9.9 million, or 5.9%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $10.0 million and $3.1 million, respectively, which were partially offset by rate and service cuts of $2.0 million in certain states and $1.1 million related to one less operating day in February 2013. Operating margin decreased from 6.1% in 2012 to 6.0% in 2013.

Youth Services

Youth Services revenues for the quarter ended June 30, 2013 decreased $2.5 million, or 5.7%, from the same period of 2012, due primarily to spending reductions in our Job Corps business of $0.4 million, as well as rate, census and referral declines in certain states within our Residential Youth and Education businesses for $2.0 million.  Operating margin was 6.6% in the second quarter of 2013 and 8.0% for the same period in 2012.  The reduction in margin is primarily attributable to higher general and administrative expenses, which were not reduced ratably with the revenue changes within the Residential Youth and Education businesses.

Youth Services revenues for the six months ended June 30, 2013 decreased $7.2 million, or 7.9%, from the same period of 2012, due primarily to spending reductions in our Job Corps business of $3.0 million, as well as rate, census and referral declines in certain states within our Residential Youth and Education businesses for $4.2 million.  Operating margin was 7.0% in the first six months of 2013 and 7.5% for the same period in 2012.  The reduction in margin is primarily attributable to higher general and administrative expenses, which were not reduced ratably with the revenue changes within the Residential Youth and Education businesses.

Effective July 1, 2013, the DOL’s Employment and Training Administration (ETA) is implementing slot reductions across all Job Corps centers.  This will result in a reduction of approximately 1,000 students or 21% of the total students we are currently contracted to serve.  For the fourteen centers operated by ResCare, this is estimated to result in approximately $8.0 million in reduced revenue to current contract value on an annualized basis.

Workforce Services

Workforce Services revenues for the quarter ended June 30, 2013 decreased $11.9 million, or 23.1%, from the same period in 2012, due primarily to the loss of certain contracts, including the previously reported WeCare contract. Operating margin increased from 4.6% in the second quarter of 2012 to 10.3% in the same period in 2013, due primarily to net contract changes of $0.3 million and lower spending on insurance costs of $1.4 million.

Workforce Services revenues for the six months ended June 30, 2013 decreased $20.9 million, or 20.8%, from the same period in 2012, due primarily to the loss of certain contracts, including the previously reported WeCare contract. Operating margin increased from 4.3% in the first six months of 2012 to 9.7% in the same period in 2013, due primarily to increased contract performance incentive payments of $1.1 million and a reduction in insurance costs of $2.6 million.

The DOL announced preliminary Workforce Investment Act (WIA) adult and youth related funding cuts that we estimate will impact our results starting in the third quarter of 2013.  At this time, the individual workforce boards are still determining how these cuts will be implemented, but based on what we know at this time, we estimate our third quarter revenues will be down approximately $2 million from our current run rate.

Pharmacy Services

Pharmacy Services revenues for the quarter ended June 30, 2013 increased $0.3 million, or 1.7%, from the same period in 2012.  This increase was due primarily to $0.9 million related to starting pharmacy operations in California, which were partially offset by the change from name brand drugs to generic drugs.  Operating margin increased from 7.2% in the second quarter of 2012 to 15.6% in the same period in 2013.  The improvement in margin is attributable to lower product cost.

Pharmacy Services revenues for the six months ended June 30, 2013 decreased $1.7 million, or 5.0%, from the same period in 2012, due primarily to a change from name brand drugs to generic drugs, which are billed at lower rates. Operating margin increased from 6.9% in the first six months of 2012 to 11.3% in the same period in 2013.  The improvement in margin is attributable to lower product cost.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the quarter ended June 30, 2013 were flat compared to same period in 2012.  Total expenses in the first six months of 2013 decreased $2.4 million compared to first six months of 2012 due primarily to a decrease in incentive compensation accruals, professional services expense and share-based compensation expense of $1.1 million, $0.8 million and $0.5 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $15.2 million, or 1.4%, at June 30, 2013 over balances at December 31, 2012.  This increase was primarily related to additional cash and cash equivalents of $10.9 million and refundable income taxes of $3.8 million.

Cash and cash equivalents were $61.1 million at June 30, 2013, as compared to $50.1 million at December 31, 2012. Cash provided by operations for the six months ended June 30, 2013 was $34.1 million compared to $24.5 million for the six months ended June 30, 2012.  This increase was primarily due to higher collections on accounts receivable in the 2013 period and higher payments for accounts payable and accrued expenses in the 2012 period.

Net accounts receivable at June 30, 2013 increased to $230.4 million, compared to $228.4 million at December 31, 2012. Days of revenue in net accounts receivable were 50 days at June 30, 2013, compared with 49 days at December 31, 2012. The increase in days of revenue is due primarily to temporary payment delays from several payors caused by a variety of reasons including transitioning from legacy payor systems and awaiting executed contract changes.

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

Cash used in investing activities at June 30, 2013 decreased $5.8 million over the same period in 2012 primarily due to there being less business acquisitions during the first six months of 2013 compared to the same period of 2012.

Our financing activities included payments of debt and capital lease obligations of $12.8 million for the first six months of 2013. This compares to a net borrowing of $6.1 million of debt offset by capital lease obligations and payments of debt issuance costs of $3.0 million and $4.0 million, respectively, for the same period in 2012, which included our refinancing discussed below.  In addition to quarterly principal and seller note payments made in the six months ended June 30, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which is part of our financial covenants discussed below.

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

As of June 30, 2013, we had irrevocable standby letters of credit in the principal amount of $58.3 million issued primarily in connection with our insurance programs. As of June 30, 2013, we had $141.7 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of June 30, 2013, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of June 30, 2013. The commitment fee on the unused balance was 0.5%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We were in compliance with our debt covenants at June 30, 2013, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 68% through Medicaid reimbursement, 8% from the DOL and 24% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2013 or 2012.

Impact of Recently Issued Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of June 30, 2013 and December 31, 2012.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II.               OTHER INFORMATION

Item 1.                   Legal Proceedings

Information regarding the legal proceedings is provided in Note 8 to the condensed consolidated financial statements set forth in Part I of this report and incorporated by reference into this Part II, Item 1.

Item 1A.                Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K filed February 19, 2013 and our first quarter 2013 10-Q.

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

______________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 5, 2013	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 5, 2013	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer