Form 10-Q
period 2013-09-30
RES CARE INC /KY/
filed 2013-11-12
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes __No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2013 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2013 and 2012; Nine Months Ended September 30, 2013 and 2012	4

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements – September 30, 2013	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES

EXHIBITS

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$51,190	$50,134
Accounts receivable, net of allowance for doubtful accounts of $11,978 in 2013 and $11,997 in 2012	230,745	228,377
Refundable income taxes	2,982	—
Deferred income taxes	18,870	17,589
Prepaid expenses and other current assets	26,434	22,116
Total current assets	330,221	318,216
Property and equipment, net	100,128	97,030
Goodwill	301,710	288,265
Other intangible assets, net	326,038	321,293
Other assets	23,703	27,154
Total assets	$1,081,800	$1,051,958
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$32,296	$37,738
Accrued expenses	140,340	114,876
Current portion of long-term debt	12,305	14,695
Current portion of obligations under capital leases	6,606	6,052
Accrued income taxes	606	1,813
Total current liabilities	192,153	175,174
Long-term liabilities	37,449	56,469
Long-term debt	350,247	358,420
Obligations under capital leases	14,040	11,632
Deferred income taxes	109,014	106,253
Total liabilities	702,903	707,948
Shareholder’s equity:
Preferred shares, authorized 1,000,000 shares, no par value, except 48,095 shares designated as Series A with stated value of $1,050 per share, no shares issued and outstanding in 2013 and 2012	—	—
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2013 and 2012	—	—
Additional paid-in capital	246,721	244,345
Retained earnings	132,713	99,734
Accumulated other comprehensive income (loss)	(328)	30
Total shareholder’s equity – Res-Care, Inc.	379,106	344,109
Noncontrolling interest	(209)	(99)
Total shareholder’s equity	378,897	344,010
Total liabilities and shareholder’s equity	$1,081,800	$1,051,958

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues	$409,934	$396,838	$1,195,621	$1,194,082
Cost of services	305,518	295,997	894,967	896,420
Gross profit	104,416	100,841	300,654	297,662

Operating expenses:
Operational general and administrative	59,018	57,331	178,932	176,412
Corporate general and administrative	20,474	14,774	51,828	48,905
Total operating expenses	79,492	72,105	230,760	225,317

Operating income	24,924	28,736	69,894	72,345
Interest expense, net	8,140	8,243	24,342	27,075
Loss on extinguishment of debt	—	—	—	7,129
Income before income taxes	16,784	20,493	45,552	38,141
Income tax expense	5,450	8,249	12,683	15,363
Net income	11,334	12,244	32,869	22,778
Net loss-noncontrolling interest	(34)	(24)	(110)	(85)
Net income-Res-Care, Inc.	11,368	12,268	32,979	22,863

Other comprehensive income:
Foreign currency translation adjustments	56	265	(358)	294
Comprehensive income attributable to Res-Care, Inc.	$11,424	$12,533	$32,621	$23,157

Total comprehensive income	$11,390	$12,509	$32,511	$23,072

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net income	$32,869	$22,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,535	25,208
Amortization of discount and deferred debt issuance costs	2,612	2,091
Share-based compensation	2,376	2,945
Deferred income taxes, net	1,480	1,622
Provision for losses on accounts receivable	4,430	4,237
Loss on extinguishment of debt, net of original issue discount paid	—	6,400
Loss on sale of assets	81	76
Changes in operating assets and liabilities	(13,935)	(23,102)
Cash provided by operating activities	55,448	42,255

Cash flows from investing activities:
Purchases of property and equipment	(15,007)	(11,324)
Acquisitions of businesses, net of cash acquired	(19,995)	(22,077)
Proceeds from sale of assets	344	80
Cash used in investing activities	(34,658)	(33,321)

Cash flows from financing activities:
Long-term debt repayments	(14,190)	(172,077)
Long-term debt borrowings	—	175,000
Payments on obligations under capital leases	(5,446)	(4,510)
Debt issuance costs	(2)	(4,007)
Cash used in financing activities	(19,638)	(5,594)

Effect of exchange rate changes on cash and cash equivalents	(96)	93

Increase in cash and cash equivalents	1,056	3,433

Cash and cash equivalents at beginning of period	50,134	25,651

Cash and cash equivalents at end of period	$51,190	$29,084

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$1,336	$739
Capital lease obligations	$8,409	$4,254
Settlement of Seller obligations in connection with an acquisition	$1,240	$—

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

Reclassification

Certain immaterial reclassifications between segments have been made to 2012 amounts to conform to 2013 presentation.

Out-of-Period Items

During the third quarter of 2013, we recorded an out-of-period adjustment which increased our costs of services by approximately $1 million and decreased net income by approximately $0.6 million.  This item related to the second quarter of 2013 and resulted from a physical inventory adjustment in our Pharmacy operation. We also identified and recorded another out-of-period adjustment during the third quarter of 2013 which decreased revenues by approximately $1.3 million, of which $0.5 million related to 2012 and $0.8 million related to the first half of 2013. These out-of-period adjustments decreased net income for the third quarter of 2013 by approximately $2.3 million before tax ($1.4 million after tax). We evaluated the total out-of-period adjustments impacting the third quarter and year-to-date 2013, both individually and in the aggregate, in relation to the current period, when they were corrected, as well as the periods in which they originated and concluded that these adjustments are not material to any financial statements for all impacted periods.

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

Effective July 1, 2013, we made certain changes within our business lines to meet our future growth objectives.  Our reportable segments did not change significantly.  Some of the components and structure within certain reportable segments changed and our Youth Services segment’s name changed to Education and Training Services.  The majority of our

Residential Youth reporting unit moved from the Education and Training Services segment to the Residential Services segment.  We also moved a small operation from our ResCare HomeCare segment to our Education and Training Services segment.  Further information regarding our segments is included in Note 7.

Note 2.                   Acquisitions

We completed five acquisitions within our Residential Services, ResCare HomeCare and Education and Training Services segments during the first nine months of 2013. Aggregate consideration for these acquisitions was approximately $24.5 million, including $1.0 million of notes issued and net settlement of management fees of $1.2 million. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in aggregate to the three and nine month periods ended September 30, 2013.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Accounts receivable	$1,024
Property and equipment	358
Other intangible assets	9,972
Goodwill	13,282
Other assets	269
Liabilities	(410)
Aggregate purchase price	$24,495

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $13.3 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A change in our reportable segments, more fully described herein in Note 1, resulted in a change in the composition of our reporting units, which is the unit of accounting for goodwill.  Accordingly, we reallocated goodwill between our Residential Services, ResCare HomeCare, Education and Training Services and Pharmacy Services reporting units using the relative fair value approach.  A summary of changes to goodwill during the nine months ended September 30, 2013 is as follows:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2013
Goodwill	$169,547	$66,361	$15,311	$32,720	$4,326	$288,265
Goodwill added through acquisitions	8,618	4,664	—	—	—	13,282
Other	163	—	—	—	—	163
Balance at September 30, 2013	$178,328	$71,025	$15,311	$32,720	$4,326	$301,710

Note 4.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	September 30	December 31
	2013	2012
10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	159,701	170,625
Senior secured credit facility	—	—
Obligations under capital leases	20,646	17,683
Notes payable and other	2,851	2,491
	383,198	390,799
Less current portion	18,911	20,747
	$364,287	$370,052

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The Credit Agreement consists of a term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 8 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $20.6 million as of September 30, 2013, due primarily to vehicle capital leases.  The current portion of these lease obligations was $6.6 million (see Note 11).

Note 5.                   Income Taxes

The effective tax rate was 32.5% and 40.3% for the three months ended September 30, 2013 and 2012, respectively, and 27.8% and 40.3% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily due to the impact of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The nine months ended September 30, 2013 includes the impact of $3.4 million of jobs tax credits related to 2013, prorated, and $3.4 million related to 2012 and prior periods’ jobs tax credit impact.

Note 6.                   Financial Instruments

At September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$223,500	$200,000	$221,000
Senior secured Term Loan A	159,701	159,701	170,625	170,625
Notes payable and other	2,851	2,751	2,491	2,410

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 7.                   Segment Information

We have five reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Education and Training Services, (iv) Workforce Services and (v) Pharmacy Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Education and Training Services consists of our Job Corps centers, alternative education programs, charter schools, training for professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction.  Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.

The following table sets forth information about our reportable segments:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total
Three months ended September 30:
2013
Revenues	$224,823	$93,645	$31,074	$42,257	$18,135	$—	$409,934
Operating income (loss) (1)	29,127	7,843	2,867	4,909	844	(20,666)	24,924
Total assets	613,770	191,130	50,495	83,774	18,609	124,022	1,081,800
Capital expenditures	3,979	204	39	228	71	2,274	6,795
Depreciation and amortization	5,432	759	134	287	41	2,156	8,809

2012
Revenues	$212,623	$82,996	$36,946	$48,797	$15,476	$—	$396,838
Operating income (loss) (1)	29,819	5,886	2,979	3,448	1,405	(14,801)	28,736
Total assets	589,011	169,957	56,802	89,415	12,678	106,372	1,024,235
Capital expenditures	1,494	135	9	250	7	2,014	3,909
Depreciation and amortization	4,925	686	152	324	36	2,076	8,199

Nine months ended September 30:
2013
Revenues	$651,678	$271,886	$100,492	$121,671	$49,894	$—	$1,195,621
Operating income (loss) (1)	78,673	18,921	7,601	12,589	4,448	(52,338)	69,894
Capital expenditures	7,550	564	117	352	304	6,120	15,007
Depreciation and amortization	15,800	2,139	401	833	111	6,251	25,535

2012
Revenues	$631,533	$250,462	$114,058	$149,113	$48,916	$—	$1,194,082
Operating income (loss) (1)	83,998	16,234	9,552	7,751	3,717	(48,907)	72,345
Capital expenditures	3,933	695	45	425	85	6,141	11,324
Depreciation and amortization	15,244	2,067	460	948	122	6,367	25,208

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

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for claims of negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. On February 19, 2010, ruling on post-trial motions, the New Mexico trial court judge approved a final award of $15.5 million, plus statutory interest, in favor of plaintiffs. We, as well as the plaintiffs, appealed. Oral arguments before the Court of Appeals were held on November 15, 2011. A settlement was reached among all parties in the third quarter of 2013 and will be presented to the court in November for approval.  We made provisions in our condensed consolidated financial statements for this self-insured matter and expect to fund the settlement in the fourth quarter of 2013.

During the third quarter of 2013, we recorded a pretax charge of $4.3 million in connection with the settlement of various legal matters, including the Selk matter.

Note 9.                   Noncontrolling Interest

As of September 30, 2013, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (“ASC 810”) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary. There is no foreign currency translation adjustment related to Rest Assured. Balances are as follows:

Noncontrolling interest as of December 31, 2011	$11
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of December 31, 2012	(99)
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of September 30, 2013	$(209)

Note 10.                 Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that might have a material impact on our condensed consolidated financial position or results of operations.

Note 11.                 Revision of Previously Reported Data

As discussed in the lease arrangements footnote (Note 13) on our 2012 Form 10-K, we recorded an out-of-period adjustment in the fourth quarter of 2012 to correct the accounting treatment for our leased vehicles.  Due to the immateriality of the amount, the 2011 and prior pre-tax income impact of approximately $0.7 million ($0.4 million after tax) was corrected in our revised first quarter 2012 results.  The table below includes the correction of the 2012 impact of the adjustment in the revised three month and nine months ended September 30, 2012.  These amounts were not considered material to the prior periods.

	As Reported	Adjustment	As Revised

Three Months Ended September 30, 2012
Revenues	$396,838	$—	$396,838
Gross profit	100,636	205	100,841
Operating income	28,498	238	28,736
Interest expense	7,951	292	8,243
Net income (loss):
Net income (loss)	12,276	(32)	12,244
Net loss – noncontrolling interest	(24)	—	(24)
Net income (loss) – ResCare, Inc.	$12,300	$(32)	$12,268

Nine Months Ended September 30, 2012
Revenues	$1,194,082	$—	$1,194,082
Gross profit	297,648	14	297,662
Operating income	72,330	15	72,345
Interest expense	26,301	774	27,075
Net income (loss):
Net income (loss)	23,240	(462)	22,778
Net loss – noncontrolling interest	(85)	—	(85)
Net income (loss) – ResCare, Inc.	$23,325	$(462)	$22,863

As of September 30, 2012
Property and equipment, net	$81,386	$16,590	$97,976
Current portion of Long-term debt, including capital leases	74	5,856	5,930
Obligations under capital leases	288	11,503	11,791

Nine Months Ended September 30, 2012
Cash provided by operating activities	$37,814	$4,441	$42,255
Cash provided by (used in) financing activities	(1,153)	(4,441)	(5,594)

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

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the nine months ended September 30, 2012 to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments and collected direct receipts on behalf of certain guarantor and non-guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net increase or decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments had the effect of a) decreasing the parent company’s net cash inflows from operating activities and increasing the parent company’s net cash inflows from financing activities by $187.0 million, b) increasing the guarantors’ net cash inflows from operating activities and increasing the guarantors’ net cash outflows from financing activities by $107.5 million and c) decreasing the non-guarantors’ net cash outflows from operating activities and decreasing the non-guarantors’ net cash inflows from financing activities by $79.5 million.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$46,764	$3,659	$767	$—	$51,190
Accounts receivable, net	26,143	204,381	221	—	230,745
Refundable income taxes	2,982	—	—	—	2,982
Deferred income taxes	18,870	—	—	—	18,870
Prepaid expenses and other current assets	15,229	10,765	440	—	26,434
Total current assets	109,988	218,805	1,428	—	330,221

Property and equipment, net	50,202	49,572	354	—	100,128
Goodwill	296,476	—	5,234	—	301,710
Other intangible assets, net	298,724	27,311	3	—	326,038
Intercompany	—	691,102	69,723	(760,825)	—
Investment in subsidiaries	966,516	42,772	—	(1,009,288)	—
Other assets	19,916	3,769	18	—	23,703
	$1,741,822	$1,033,331	$76,760	$(1,770,113)	$1,081,800

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$16,520	$15,737	$39	$—	$32,296
Accrued expenses	78,668	60,827	845	—	140,340
Current portion of long-term debt	10,938	1,367	1,167	(1,167)	12,305
Current portion of obligations under capital leases	—	6,606	—	—	6,606
Accrued income taxes	662	—	(56)	—	606
Total current liabilities	106,788	84,537	1,995	(1,167)	192,153

Intercompany	761,189	—	—	(761,189)	—
Long-term liabilities	36,962	487	—	—	37,449
Long-term debt	348,763	1,484	—	—	350,247
Obligations under capital leases	—	14,040	—	—	14,040
Deferred income taxes	109,014	—	—	—	109,014
Total liabilities	1,362,716	100,548	1,995	(762,356)	702,903

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	246,721	477,447	122,998	(600,445)	246,721
Retained earnings	132,713	455,354	(47,214)	(408,140)	132,713
Accumulated other comprehensive (loss) income	(328)	(18)	(810)	828	(328)
Total shareholder’s equity-Res-Care, Inc.	379,106	932,783	74,974	(1,007,757)	379,106

Noncontrolling interest	—	—	(209)	—	(209)

Total shareholder’s equity	379,106	932,783	74,765	(1,007,757)	378,897
	$1,741,822	$1,033,331	$76,760	$(1,770,113)	$1,081,800

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$42,633	$4,795	$2,706	$—	$50,134
Accounts receivable, net	21,515	206,491	371	—	228,377
Refundable income taxes	—	—	—	—	—
Deferred income taxes	17,589	—	—	—	17,589
Prepaid expenses and other current assets	11,620	9,981	515	—	22,116
Total current assets	93,357	221,267	3,592	—	318,216

Property and equipment, net	43,320	53,282	428	—	97,030
Goodwill	282,832	—	5,433	—	288,265
Other intangible assets, net	302,293	19,000	—	—	321,293
Intercompany	—	629,357	70,725	(700,082)	—
Investment in subsidiaries	906,981	42,014	—	(948,995)	—
Other assets	24,073	3,064	17	—	27,154
	$1,652,856	$967,984	$80,195	$(1,649,077)	$1,051,958

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,499	$17,181	$58	$—	$37,738
Accrued expenses	55,299	58,729	848	—	114,876
Current portion of long-term debt	13,098	1,573	1,746	(1,722)	14,695
Current portion of obligations under capital leases	—	6,052	—	—	6,052
Accrued income taxes	1,843	—	(30)	—	1,813
Total current liabilities	90,739	83,535	2,622	(1,722)	175,174

Intercompany	697,988	—	—	(697,988)	—
Long-term liabilities	56,240	229	—	—	56,469
Long-term debt	357,527	893	—	—	358,420
Obligations under capital leases	—	11,632	—	—	11,632
Deferred income taxes	106,253	—	—	—	106,253
Total liabilities	1,308,747	96,289	2,622	(699,710)	707,948

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	244,345	476,811	125,104	(601,915)	244,345
Retained earnings	99,734	394,902	(47,055)	(347,847)	99,734
Accumulated other comprehensive (loss) income	30	(18)	(377)	395	30
Total shareholder’s equity-Res-Care, Inc.	344,109	871,695	77,672	(949,367)	344,109

Noncontrolling interest	—	—	(99)	—	(99)

Total shareholder’s equity	344,109	871,695	77,573	(949,367)	344,010
	$1,652,856	$967,984	$80,195	$(1,649,077)	$1,051,958

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$59,873	$349,309	$752	$—	$409,934

Operating expenses	62,872	321,376	762	—	385,010

Operating (loss) income	(2,999)	27,933	(10)	—	24,924

Other expenses (income):
Interest, net	8,180	(104)	64	—	8,140
Equity in earnings of subsidiaries	(18,744)	(311)	—	19,055	—
Total other (income) expenses	(10,564)	(415)	64	19,055	8,140

Income (loss) before income taxes	7,565	28,348	(74)	(19,055)	16,784
Income tax (benefit) expense	(3,803)	9,282	(29)	—	5,450

Net income (loss)	11,368	19,066	(45)	(19,055)	11,334
Net loss-noncontrolling interest	—	—	(34)	—	(34)
Net income (loss)-Res-Care, Inc.	11,368	19,066	(11)	(19,055)	11,368

Other comprehensive income (loss):
Foreign currently translation adjustments	56	—	56	(56)	56
Comprehensive income (loss) attributable to Res-Care, Inc.	$11,424	$19,066	$45	$(19,111)	$11,424

Total comprehensive income (loss)	$11,424	$19,066	$11	$(19,111)	$11,390

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$182,937	$1,010,425	$2,259	$—	$1,195,621

Operating expenses	195,326	927,947	2,454	—	1,125,727

Operating (loss) income	(12,389)	82,478	(195)	—	69,894

Other expenses (income):
Interest, net	24,410	(246)	178	—	24,342
Equity in earnings of subsidiaries	(59,535)	(758)	—	60,293	—
Total other (income) expenses	(35,125)	(1,004)	178	60,293	24,342

Income (loss) before income taxes	22,736	83,482	(373)	(60,293)	45,552
Income tax (benefit) expense	(10,243)	23,030	(104)	—	12,683

Net income (loss)	32,979	60,452	(269)	(60,293)	32,869
Net loss-noncontrolling interest	—	—	(110)	—	(110)
Net income (loss)-Res-Care, Inc.	32,979	60,452	(159)	(60,293)	32,979

Other comprehensive income (loss):
Foreign currently translation adjustments	(358)	—	(358)	358	(358)
Comprehensive income (loss) attributable to Res-Care, Inc.	$32,621	$60,452	$(517)	$(59,935)	$32,621

Total comprehensive income (loss)	$32,621	$60,452	$(627)	$(59,935)	$32,511

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,506	$333,462	$870	$—	$396,838

Operating expenses	68,257	298,973	872	—	368,102

Operating (loss) income	(5,751)	34,489	(2)	—	28,736

Other expenses (income):
Interest, net	7,960	286	(3)	—	8,243
Loss on extinguishment of debt	—	—	—	—	—
Equity in earnings of subsidiaries	(20,457)	(69)	—	20,526	—
Total other (income) expenses	(12,497)	217	(3)	20,526	8,243

(Loss) income before income taxes	6,746	34,272	1	(20,526)	20,493
Income tax (benefit) expense	(5,522)	13,770	1	—	8,249

Net income (loss)	12,268	20,502	—	(20,526)	12,244
Net loss-noncontrolling interest	—	—	(24)	—	(24)
Net income (loss)-Res-Care, Inc.	12,268	20,502	24	(20,526)	12,268

Other comprehensive income (loss):
Foreign currently translation adjustments	265	—	265	(265)	265
Comprehensive income (loss) attributable to Res-Care, Inc.	$12,533	$20,502	$289	$(20,791)	$12,533

Total comprehensive income (loss)	$12,533	$20,502	$265	$(20,791)	$12,509

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$189,821	$1,001,834	$2,427	$—	$1,194,082

Operating expenses	207,428	911,707	2,602	—	1,121,737

Operating (loss) income	(17,607)	90,127	(175)	—	72,345

Other expenses (income):
Interest, net	26,396	687	(8)	—	27,075
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(53,408)	(153)	—	53,561	—
Total other (income) expenses	(19,883)	534	(8)	53,561	34,204

(Loss) income before income taxes	2,276	89,593	(167)	(53,561)	38,141
Income tax (benefit) expense	(20,587)	36,017	(67)	—	15,363

Net income (loss)	22,863	53,576	(100)	(53,561)	22,778
Net loss-noncontrolling interest	—	—	(85)	—	(85)
Net income (loss)-Res-Care, Inc.	22,863	53,576	(15)	(53,561)	22,863

Other comprehensive income (loss):
Foreign currently translation adjustments	294	—	294	(294)	294
Comprehensive income (loss) attributable to Res-Care, Inc.	$23,157	$53,576	$279	$(53,855)	$23,157

Total comprehensive income (loss)	$23,157	$53,576	$194	$(53,855)	$23,072

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$32,979	$60,452	$(269)	$(60,293)	$32,869
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,571	11,847	117	—	25,535
Amortization of discount and deferred debt issuance costs on notes	2,612	—	—	—	2,612
Share-based compensation	2,376	—	—	—	2,376
Deferred income taxes, net	1,480	—	—	—	1,480
Provision for losses on accounts receivable	754	3,676	—	—	4,430
Loss from sale of assets	—	81	—	—	81
Equity in earnings of subsidiaries	(59,535)	(758)	—	60,293	—
Changes in operating assets and liabilities	(33,219)	18,816	468	—	(13,935)
Cash (used in) provided by operating activities	(38,982)	94,114	316	—	55,448
Investing activities:
Purchases of property and equipment	(8,602)	(6,362)	(43)	—	(15,007)
Acquisitions of businesses, net of cash acquired	—	(19,995)	—	—	(19,995)
Proceeds from sale of assets	—	344	—	—	344
Cash used in investing activities	(8,602)	(26,013)	(43)	—	(34,658)
Financing activities:
Long-term debt (repayments) borrowings	(10,929)	(2,682)	(579)	—	(14,190)
Payments on obligations under capital leases	—	(5,446)	—	—	(5,446)
Debt issuance costs	(2)	—	—	—	(2)
Net payments relating to intercompany financing	62,646	(61,109)	(1,537)	—	—
Cash provided by (used in) financing activities	51,715	(69,237)	(2,116)	—	(19,638)
Effect of exchange rate changes on cash and cash equivalents	—	—	(96)	—	(96)
(Decrease) increase in cash and cash equivalents	4,131	(1,136)	(1,939)	—	1,056
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$46,764	$3,659	$767	$—	$51,190

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities:
Net income (loss)	$22,863	$53,576	$(100)	$(53,561)	$22,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,588	11,486	134	—	25,208
Amortization of discount and deferred debt issuance costs on notes	2,091	—	—	—	2,091
Share-based compensation	2,945	—	—	—	2,945
Deferred income taxes, net	1,622	—	—	—	1,622
Provision for losses on accounts receivable	793	3,444	—	—	4,237
Loss on extinguishment of debt, net of original issue discount paid	6,400	—	—	—	6,400
Loss from sale of assets	—	76	—	—	76
Equity in earnings of subsidiaries	(53,408)	(153)	—	53,561	—
Changes in operating assets and liabilities	(22,859)	3,021	(3,264)	—	(23,102)
Cash (used in) provided by operating activities	(25,965)	71,450	(3,230)	—	42,255
Investing activities:
Purchases of property and equipment	(7,258)	(3,913)	(153)	—	(11,324)
Acquisitions of businesses, net of cash acquired	—	(22,077)	—	—	(22,077)
Proceeds from sale of assets	—	80	—	—	80
Cash used in investing activities	(7,258)	(25,910)	(153)	—	(33,321)
Financing activities:
Long-term debt repayments	(169,640)	(2,129)	(308)	—	(172,077)
Long-term debt borrowings	175,000	—	—	—	175,000
Debt issuance costs	(4,007)	—	—	—	(4,007)
Payments on obligations under capital leases	—	(4,510)	—	—	(4,510)
Net payments relating to intercompany financing	37,429	(41,353)	3,924	—	—
Cash provided by (used in) financing activities	38,782	(47,992)	3,616	—	(5,594)
Effect of exchange rate changes on cash and cash equivalents	—	—	93	—	93
Increase (decrease) in cash and cash equivalents	5,559	(2,452)	326	—	3,433
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$22,292	$4,095	$2,697	$—	$29,084

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those indicated in such statements. Events or circumstances that could cause actual results to differ from our forward-looking statements include, among other things, federal, state and local budgetary shortfalls or changes in reimbursement policies; reductions in reimbursement rates or authorized services or the imposition of more stringent cost controls by government and other payors;  delays in timely payment by government and other payors; our ability to maintain, expand and renew existing service contracts and to obtain additional contracts; factors that adversely affect our ability to compete for contracts; changing government regulation with respect to Medicaid and other laws affecting our business; increases in regulatory oversight; and factors affecting our reputation and ability to maintain appropriate relationships with officials of government agencies and advocacy groups.  These and other factors that could cause actual results to differ from those indicated in the forward-looking statements are discussed in greater detail in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K and in Part II, Item 1A of this Report. Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date on which such statement is made.

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

We have five reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Education & Training Services, (iv) Workforce Services and (v) Pharmacy Services. Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Education & Training Services consists of our Job Corps centers, alternative education programs, charter schools, training for professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction. Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy focused on serving individuals with cognitive, intellectual and developmental disabilities.

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

We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (“DOL”) through our Education & Training Services operations. Under Job Corps contracts, we are reimbursed for direct costs of services related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as cost of services. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

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

Outlook

We provide a variety of vital human services and derive a significant portion of our revenue from state and federal government sources. Despite cost containment efforts, many states are dealing with budget deficits or shortfalls as a result of recent economic conditions, including their Medicaid budgets that fund a significant portion of the services we provide.  We are seeing some unfavorable sequestration impacts to our Education & Training Services and Workforce Services segments.  The Department of Labor (DOL) announced slot reductions and other cost savings initiatives across all Job Corps centers effective July 1, 2013 and preliminary Workforce Investment Act (WIA) adult and youth related funding cuts.  These future impacts are discussed further in the Results of Operations section.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2012 Annual Report on Form 10-K filed February 19, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2013, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2013		2012		2013		2012
	(Dollars in thousands)
Revenues:
Residential Services	$224,823		$212,623		$651,678		$631,533
ResCare HomeCare	93,645		82,996		271,886		250,462
Education & Training Services	31,074		36,946		100,492		114,058
Workforce Services	42,257		48,797		121,671		149,113
Pharmacy Services	18,135		15,476		49,894		48,916
Consolidated	$409,934		$396,838		$1,195,621		$1,194,082

Operating income:
Residential Services	$29,127		$29,819		$78,673		$83,998
ResCare HomeCare	7,843		5,886		18,921		16,234
Education & Training Services	2,867		2,979		7,601		9,552
Workforce Services	4,909		3,448		12,589		7,751
Pharmacy Services	844		1,405		4,448		3,717
Corporate (1)	(20,666)		(14,801)		(52,338)		(48,907)
Consolidated	$24,924		$28,736		$69,894		$72,345

Operating margin:
Residential Services	13.0%		14.0%		12.1%		13.3%
ResCare HomeCare	8.4%		7.1%		7.0%		6.5%
Education & Training Services	9.2%		8.1%		7.6%		8.4%
Workforce Services	11.6%		7.1%		10.3%		5.2%
Pharmacy Services	4.7%		9.1%		8.9%		7.6%
Corporate (1)	(5.0%	)	(3.7%	)	(4.4%	)	(4.1%	)
Consolidated	6.1%		7.2%		5.8%		6.1%

________

(1)        Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and nine months ended September 30, 2013 increased $13.1 million and $1.5 million, or 3.3% and 0.1%, respectively, from the same periods in 2012.  Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended September 30, 2013, was $24.9 million compared to operating income of $28.7 million from the same period in 2012. Consolidated operating margins were 6.1% and 7.2% for the quarterly periods in 2013 and 2012, respectively. The decrease in operating income and margin resulted primarily from $2.3 million of out-of-period adjustments described in Note 1 and from higher corporate legal and insurance expenses, which were partially offset by margin improvement in our ResCare HomeCare and Workforce Services businesses.

Consolidated operating income for the nine months ended September 30, 2013 was $69.9 million compared to $72.3 million for the same period in 2012. Consolidated operating margins were 5.8% and 6.1% for the nine month periods in 2013 and 2012, respectively.

Net interest expense decreased $0.1 million for the third quarter of 2013 and $2.7 million for the nine months ended September 30, 2013, compared to the same periods in 2012. The decreases for the three and nine month periods were due primarily to lower rates from the new senior secured credit facility that closed during the second quarter of 2012.   The 2012 nine month period also include $7.1 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 4 to the Notes to the Condensed Consolidated Financial Statements. Our effective income tax rate for the nine months ended September 30, 2013 was 27.8% as compared to 40.3% over the same period in 2012.  The 2013 rate was favorably impacted by the renewal of jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for the first nine months of 2013 reflects not only the 2013 year-to-date impact, but also $3.4 million related to 2012 and prior periods.

Residential Services

Residential Services revenues for the quarter ended September 30, 2013 increased $12.2 million, or 5.7%, over the same period in 2012. This increase was due primarily to acquisition growth of $12.7 million and organic growth of $2.8 million, which were partially offset by rate decreases and decreased census of $1.8 million in certain states, as well $1.3 million of out-of-period adjustments described in Note 1. Operating margin was 13.0% for the quarter ended September 30, 2013 compared to 14.0% for the same period in 2012. The reduction in margin is attributable to the $1.3 million out-of-period adjustment and higher costs for wages, employee benefits and insurance.

Residential Services revenues for the nine months ended September 30, 2013 increased $20.1 million, or 3.2%, over the same period in 2012. This increase was due primarily to acquisition growth of $28.6 million and organic growth of $6.8 million and rate increases in certain states of $0.1 million, which were partially offset by decreased census of $11.5 million in certain states, $1.3 million of out-of-period adjustments and $2.2 million related to one less operating day in February 2013. Operating margin was 12.1% for the nine months ended September 30, 2013 compared to 13.3% for the same period in 2012. The reduction in margin is attributable to the $1.3 million out-of-period adjustment and higher costs for wages, employee benefits and insurance.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended September 30, 2013 increased $10.6 million, or 12.8%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $6.9 million and $2.7 million, respectively, rate and service increases of $0.5 million in certain states and $0.5 million related to one half less operating day. Operating margin increased from 7.1% in 2012 to 8.4% in 2013 due primarily to effective management of expenses.

ResCare HomeCare revenues for the nine months ended September 30, 2013 increased $21.4 million, or 8.6%, over the same period in 2012. This increase was due primarily to acquisition and organic growth of $16.9 million and $6.4 million, respectively, which were partially offset by rate and service cuts of $1.3 million in certain states and $0.5 million related to one less operating day in February 2013. Operating margin increased from 6.5% in 2012 to 7.0% in 2013 due primarily to effective management of expenses.

Education & Training Services

Education & Training Services revenues for the quarter ended September 30, 2013 decreased $5.9 million, or 15.9%, from the same period of 2012, due primarily to spending reductions in our Job Corps business of $4.3 million, as well as rate, census and referral declines in certain states within our other businesses for $1.4 million.  Operating margin was 9.2% in the third quarter of 2013 and 8.1% for the same period in 2012.  The improvement in margin is primarily attributable to the lower level of revenues for the 2013 period.

Education & Training Services revenues for the nine months ended September 30, 2013 decreased $13.6 million, or 11.9%, from the same period of 2012, due primarily to spending reductions in our Job Corps business of $7.3 million, as well as rate, census and referral declines in certain states within our other businesses for $5.7 million.  Operating margin was 7.6% in the first nine months of 2013 and 8.4% for the same period in 2012.  The reduction in margin is primarily attributable to higher general and administrative expenses, which were not reduced ratably with the revenue changes within other businesses.

Effective July 1, 2013, the DOL’s Employment and Training Administration (ETA) implemented slot reductions across all Job Corps centers.  This resulted in a reduction of approximately 1,000 students or 21% of the total students we were previously contracted to serve.  For the fourteen centers operated by ResCare, this resulted in approximately $8.0 million in reduced revenue to current contract value on an annualized basis.

Workforce Services

Workforce Services revenues for the quarter ended September 30, 2013 decreased $6.5 million, or 13.4%, from the same period in 2012, due primarily to the loss of certain contracts, including the previously reported WeCare contract. Operating margin increased from 7.1% in the third quarter of 2012 to 11.6% in the same period in 2013, due primarily to favorable net contract changes.

Workforce Services revenues for the nine months ended September 30, 2013 decreased $27.4 million, or 18.4%, from the same period in 2012, due primarily to the loss of certain contracts, including the previously reported WeCare contract. Operating margin increased from 5.2% in the first nine months of 2012 to 10.3% in the same period in 2013, due primarily to favorable changes in our Indiana contract of $0.9 million and a reduction in insurance costs of $3.8 million.

Pharmacy Services

Pharmacy Services revenues for the quarter ended September 30, 2013 increased $2.7 million, or 17.2%, from the same period in 2012.  This increase was due primarily to starting pharmacy operations in California.  Operating margin decreased from 9.1% in the third quarter of 2012 to 4.7% in the same period in 2013.  The lower margin is attributable to an out-of-period adjustment of $1.0 million that was recorded in the third quarter of 2013 and related to a physical inventory valuation error that occurred in the second quarter of 2013.

Pharmacy Services revenues for the nine months ended September 30, 2013 increased $1.0 million, or 2.0%, from the same period in 2012, due primarily to the impact of our new pharmacy in California, which was partially offset by the change from name brand drugs to generic drugs..  Operating margin increased from 7.6% in the first nine months of 2012 to 8.9% in the same period in 2013.  The improvement in margin is attributable to lower product cost.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the quarter ended September 30, 2013 increased $5.9 million from the same period in 2012 due primarily to increased insurance and legal costs of $6.2 million, which were partially offset by lower incentive compensation accruals of $0.2 million.  Total expenses in the first nine months of 2013 increased $3.4 million compared to first nine months of 2012 due primarily to increased insurance and legal costs of $6.5 million, which were partially offset by lower incentive compensation accruals, wage expense, professional services expense and share-based compensation expense of $1.3 million, $0.4 million, $0.2 million and $0.6 million, respectively.

Financial Condition, Liquidity and Capital Resources

Total assets increased $29.8 million, or 2.8%, at September 30, 2013 over balances at December 31, 2012.  This increase was primarily related to intangible assets of $18.2 million, property and equipment of $3.1 million and refundable income taxes of $3.0 million.

Cash and cash equivalents were $51.2 million at September 30, 2013, as compared to $50.1 million at December 31, 2012. Cash provided by operations for the nine months ended September 30, 2013 was $55.4 million compared to $42.3 million for the nine months ended September 30, 2012.  This increase was primarily due to higher net income.

Net accounts receivable at September 30, 2013 increased to $230.7 million, compared to $228.4 million at December 31, 2012. Days of revenue in net accounts receivable were 50 days at September 30, 2013, compared with 49 days at December

31, 2012. The increase in days of revenue is due primarily to temporary payment delays from several payors caused by a variety of reasons including transitioning from legacy payor systems and awaiting executed contract changes.

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

Cash used in investing activities at September 30, 2013 increased $1.3 million over the same period in 2012 primarily due to higher spending on property and equipment during the first nine months of 2013 compared to the same period of 2012.

Our financing activities included payments of debt and capital lease obligations of $19.6 million for the first nine months of 2013. This compares to a net borrowing of $2.9 million of debt offset by payments of capital lease obligations and debt issuance costs of $4.5 million and $4.0 million, respectively, for the same period in 2012, which included our refinancing discussed below.  In addition to quarterly principal and seller note payments made in the nine months ended September 30, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which is part of our financial covenants discussed below.

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The Credit Agreement consists of a term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial quarterly covenants that require us to maintain specific ratios with respect to interest coverage and leverage. The Credit Agreement also contains covenants relating to capital expenditures and Excess Cash Flows which are to be completed annually.  The Excess Cash Flow calculation is defined in the Credit Agreement.  A cash flow recapture can be required based on the Company’s leverage ratio and ending cash balance at year end.  Any recaptured amount derived from the calculation is used to pre pay the Company’s Term Loan A. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 8 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

As of September 30, 2013, we had irrevocable standby letters of credit in the principal amount of $55.3 million issued primarily in connection with our insurance programs. As of September 30, 2013, we had $144.7 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of September 30, 2013, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of September 30, 2013. The commitment fee on the unused balance was 0.5%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We were in compliance with our debt covenants at September 30, 2013, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of September 30, 2013 and December 31, 2012.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K filed February 19, 2013 and our first and second quarter 2013 10-Qs.

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	November 11, 2013	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 11, 2013	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer