Form 10-K
period 2013-12-31
RES CARE INC /KY/
filed 2014-02-18
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K

(Mark One)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer:☐	Accelerated filer:☐

Non-accelerated filer:☒	Smaller reporting company:☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The number of shares outstanding of the registrant’s common stock, no par value, as of February 12, 2014 was 21,344,741.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RES-CARE, INC. AND SUBSIDIARIES

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

Our programs include an array of services provided in both residential and non-residential settings to people with developmental or other disabilities. These services include providing limited, closed-door pharmacy related services. ResCare also offers, through drop-in or live-in services, personal care, meal preparation, housekeeping, transportation and some skilled nursing care to the elderly in their own homes. Additionally, ResCare provides services to transition welfare recipients, young people and people who have been laid off or have special barriers to employment, into the workforce and become productive employees.

At December 31, 2013, we provided services to some 61,000 persons daily in 44 states, Washington, D.C., Puerto Rico and Canada.

The Onex Transaction

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

Description of Services by Segment

As of December 31, 2013, we had five reportable operating segments: (i) Residential Services, (ii) ResCare HomeCare, (iii) Education and Training Services, (iv) Workforce Services and (v) Pharmacy Services.  Notes 1 and 9 of the Notes to Consolidated Financial Statements include additional information regarding our segments, including the disclosure of required financial information. The information in Notes 1 and 9 is incorporated herein by reference and should be read in conjunction with this section.

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

•                  Youth Residential Services: ResCare serves young people with emotional and behavioral issues or other special needs as well as juveniles in the justice system. Services offer intense supports which teach young people strategies for independent living as well as social and academic skills within residential treatment facilities, group homes and foster care settings.

•                  Rest Assured: Rest Assured is a remote monitoring and support service link between a caregiver and the client giving the clients more independence and providing a more cost effective method of providing care either 24 hours a day (seven days a week) or by the hour.

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

Education and Training Services

ResCare supports many young adults and children through services specifically tailored to meet their unique needs. We provide life-changing programs to help young people succeed in school, obtain meaningful and gainful employment and become productive members of their community.  We also excel at training professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction.  Education and Training Services include:

•                  Job Corp Centers: Operated by ResCare and administered by the United States Department of Labor (“DOL”), Job Corps is a residential, educational and training program for unemployed and undereducated youth ages 16 through 24 to enable disadvantaged youths to become responsible working adults. ResCare operates 14 Job Corps centers in six states and Puerto Rico. ResCare also provides subcontracted services at five centers. Its centers currently operate at approximately 99.4% of capacity.  Each center offers training in several vocational areas depending upon the particular needs and job market opportunities in the region.

•                  Educational Services:  ResCare partners with a variety of public and private entities to provide education to our youth. We offer academic choices for youth through individualized learning environments, including private, charter, online schools and other education programs.

Workforce Services

ResCare’s Workforce Services matches job seekers with employers.  ResCare contracts with local, city, and state governments to prepare people for work and then place them in jobs, specifically job seekers who have significant barriers to employment, have lost their job or are just entering the workforce. ResCare contracts with employers to assist them in placing job seekers as permanent employees and also employs job seekers directly to supply to employers who require temporary labor. ResCare is the expert in workforce services and, as a result, is the largest private provider of workforce services in the U.S. As of February 2014, ResCare operated approximately 334 government funded career centers in 26 states and Washington, D.C., and has begun direct employer services in four states. The government funded services include offering information on the local labor market, vocational assessments, career counseling, workshops to prepare people for success in the job market, referrals to occupational skill training for high-demand occupations, job search assistance, job placement and help with job retention and career advancement. In addition to job seekers, these centers serve the business community by providing job matching, screening, referral, and other specialized services for employers. Workforce Services include:

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

Pharmacy Services

Pharmacy Alternatives, LLC (“PAL”) is a limited, closed-door pharmacy business focused on serving individuals with cognitive, intellectual and developmental disabilities who are receiving support and services from ResCare or other private providers.  PAL is currently licensed by the state board of pharmacy and state medical programs to serve 18 states and Washington, D.C.

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

ResCare HomeCare

ResCare HomeCare operations provide a wide range of innovative home care programs across 34 states. Each region is managed by a Director of Operations/General Manager with branch oversight provided by an Executive Director to ensure business and regulatory compliance. Each branch is staffed with a manager who oversees day-to-day operations specific to scheduling, hiring and sales. Our programs provide the most comprehensive and dependable services that are tailored to address the specific needs for seniors, persons with disabilities and individuals recovering from illness or injury. Our model consists of traditional home care and home health services supported by telecare and care management. We have implemented innovative programs to support our focus on complex care. The ResCare HomeCare Signature programs, Safe Discharge, Disease Management and Life Management, further support and enhance the overall wellness of our clients, and provide a proven efficient, low cost approach that reduces the need for re-hospitalization, nursing home care or expensive rehabilitation services in a facility environment.

ResCare HomeCare has become a leader in serving customers through our Respect and Care Line. This service line serves as a central contact for potential clients to access information about our services, expediting the home conference, leading to services being initiated sooner. As experts in this industry, the Respect and Care line connects all persons in need of services to services within ResCare or with community partners as appropriate.

ResCare HomeCare leadership has recognized the potential for organic growth through New Branch operation startups as well as a focused effort on new funding sources. Under the newly developed Branch-in-a-Box concept, ResCare HomeCare management is able to successfully integrate our service model in targeted communities further expanding the availability of our services. Additional growth from new funding sources through strategic partnerships and Request for Proposal (“RFP”) awards expands accessibility to services for the client population.

ResCare HomeCare continues to recruit and hire quality direct care staff to provide quality services. ResCare HomeCare is able to measure success of services delivered through our business intelligence systems as well as our internal quality review processes, customer satisfaction and regulatory surveys.

Education and Training Services

As part of our Education and Training Services, we operate our Job Corps business under contracts with the DOL. We are directly responsible for the management, staffing and administration of our Job Corps centers, which are based in facilities provided by DOL. Our typical Job Corps operation consists of a three-tier management staff structure. The center director has the overall responsibility for day-to-day management at each facility and is assisted by several senior staff managers who typically are responsible for academics, vocational training, social skills, safety and security, health services and behavior management. Managers are assisted by front line supervisors who have specific responsibilities for such areas as counseling, food services, maintenance, finance, residential life, recreation, property, purchasing, human resources and transportation.

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

Each of our operations in our Education line of business are overseen by an Executive Director. The Executive Director is supported by staff members who are responsible for counseling, academics, safety, security, health services and behavior management.

Workforce Services

Workforce Services operates programs under contracts with local and state funding sources, such as Workforce Investment Boards, who receive federal funds allotted to states and localities – cities, counties, or consortia thereof. The physical facilities that house these programs are typically leased by us, either from private landlords or from local funding sources under resource sharing agreements. The management structure is two-tiered, with on-site staff in the field receiving technical assistance and support in operations and financial management from corporate resources. Field level program managers or project directors are responsible for day-to-day operation of their program, which may include supervising staff that provides varying combinations of assessment, counseling, case management, instruction, job development and placement, and job retention/career advancement services. Program managers, if applicable, report to a project director in the support office, who is responsible for overall management of each contract.  Project directors report to a director of operations, who oversees several projects.

Basic performance measures are prescribed by the federal government and supplemented at the discretion of state and local funding sources. The U.S. Department of Labor has a standard set of “Common Measures” for its programs with similar goals, including WIA. The common measures for adults are: entered employment, average earnings, and employment retention. The common measures for youth are: literacy and numeracy gains, attainment of degree or certificate; and placement in employment or education. Methods of performance evaluation and analysis by funding sources vary by state and locality.  TANF performance outcomes are based on the statutory Work Participation Rate requiring minimum hours of specific work activity for cash assistance recipients. TANF frequently will also include entered employment and retention measures. We review performance of all programs internally, on a weekly, monthly, quarterly, and annual basis.

Workforce Services began providing temporary staffing and direct placement services to employers in 2013.  This line of service is business-to-business and meets the needs of employers for short-term or long-term contingent staff.  We have operations in Kentucky, West Virginia, Indiana, and Washington and all operational facilities are leased or shared with other lines of business.

Pharmacy Services

We are providing pharmacy services in 18 states from seven pharmacy locations in Kentucky, Texas, Virginia, Illinois, California, Georgia and Louisiana.  We are filling approximately 112 thousand prescriptions per month.  Our pharmacy services are provided to consumers of ResCare operations, as well as consumers of non-affiliate providers.  As one of only a few pharmacies in the nation specializing in serving people with intellectual and developmental disabilities, we offer state-of-the-art  pharmaceutical systems and packaging technology designed for the population we serve.

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

Job Corps Contracts. Contracts for Job Corps centers are awarded pursuant to a rigorous bid process. After successfully bidding, we operate the Job Corps centers under comprehensive contracts negotiated with the DOL. The contracts cover a five-year period, consisting of an initial two-year term with a potential of three one-year renewal terms exercisable at the option of the DOL. The contracts specify that the decision to exercise an option is based on an assessment of: (i) the performance of the center as compared to its budget; (ii) compliance with federal, state and local regulations; (iii) qualitative assessments of center life, education, outreach efforts and placement record; and (iv) the overall rating received by the center. Shortly before the expiration of the five-year contract period (or earlier if the DOL elects not to exercise a renewal term), the contract is re-bid, regardless of the operator’s performance. The current operator may participate in the re-bidding process. The re-bid may remain full and open, or may be set aside as a small business procurement.  In situations where the DOL elects not to exercise a renewal term, however, it is unlikely that the current operator will be successful in the re-bidding process. It is our experience that high performance ratings of the current operator result in fewer competitors in the re-bidding process.

As of December 31, 2013, we operated 14 Job Corps centers under 11 separate contracts (covering the initial two-year term plus the potential three one-year renewals) with the DOL, four of which expire in 2014, four in 2015, two in 2016 and one in 2017. We expect to re-bid on contracts for the Job Corps Centers where our contracts expire in 2014.  If any of our current contracts are set aside for a small business procurement, we will identify a small business operator to team with on the procurement.  In addition, we intend to pursue several additional centers through the RFP process.

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

Referral Sources

We receive substantially all of our DD/ID clients from third-party referrals. Generally, family members of individuals with DD/ID are made aware of available residential or alternative living arrangements through a state or local case management system. Case management systems are operated by governmental or private agencies. ResCare HomeCare service referrals come from doctors, hospitals, private and workers’ compensation insurers and attorneys. In either case, where it is determined that some form of service is appropriate, a referral of one or more providers of such services is then made to family members or other interested parties.

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

Competition

Our segments are subject to a number of competitive factors, including range and quality of services provided, cost-effectiveness, reporting and regulatory expertise, reputation in the community, and the location and appearance of facilities and programs. These markets are highly fragmented, with no single company or entity holding a dominant market share. We compete with other for-profit companies, as well as not-for-profit entities and governmental agencies.

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

ResCare HomeCare faces significant competition due to the ease of entry into the home care services market. Not all states require a license to offer private pay home care services, which enables numerous small providers to participate in the market. These small providers may have the advantage of local relationships to gain and maintain business. ResCare HomeCare faces little organized competition in providing Medicaid-reimbursed home care services. Our growth strategy is to increase our private pay footprint by building local relationships and become the preferred Medicaid provider for a particular area.

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

Licensure. In addition to Medicaid participation requirements, our facilities and programs are usually subject to licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services. State licensing and other regulatory requirements vary by jurisdiction and are subject to change and interpretation.

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

Social Security Act/False Claims Act/Health Insurance Portability and Accountability Act of 1996

The Social Security Act, as amended by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), provides for the mandatory exclusion of providers and related individuals from participation in the Medicaid program if the individual or entity has been convicted of a criminal offense related to the delivery of an item or service under the Medicaid program or relating to neglect or abuse of residents, or relating to a controlled substance. Further, individuals or entities may be, but are not required to be, excluded from the Medicaid program in circumstances including, but not limited to, the following: misdemeanor convictions relating to fraud; obstruction of an investigation; misdemeanor conviction relating to a controlled substance; license revocation or suspension; exclusion or suspension from a state or federal health care program; filing claims for excessive charges or unnecessary services or failure to furnish medically necessary services; or ownership or control by an individual who has been excluded from the Medicaid program, against whom a civil monetary penalty related to the Medicaid program has been assessed, or who has been convicted of a crime described in this paragraph.

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

Health Care Reform

On March 23, 2010, President Obama signed PPACA into law. On March 30, 2010, the President signed into law the Reconciliation Act of 2010, which amended certain parts of PPACA and together with PPACA is the “Health Care Reform Law.” The Congressional Budget Office estimated that the Health Care Reform Law will add approximately 16 million enrollees to Medicaid and CHIP, both of which are administered by the states through a combination of federal and state funding. The added cost of insuring these individuals is expected to put a strain on state budgets and could cause states to reduce funding for services that we provide, which could have an adverse impact on our operations and financial results.

There are several provisions in the Health Care Reform Law that are expected to increase investigation and prosecution of health care providers and suppliers. The Health Care Reform Law amends existing law to provide that if a claim is submitted that results from the making of false statements or representations in the receipt of a benefit or with respect to the condition or operation of an institution, facility or entity, or in violation of the Anti-Kickback Statute, in addition to penalties under the relevant criminal statute and civil monetary penalty statute, the claim is a false claim for purposes of the FCA. PPACA amended the Anti-Kickback Statute to provide that with respect to the intent requirement the government need not prove that the person (individual or entity) had knowledge of the statute or the specific intent to violate it. The Health Reform Law also gives the Office of Inspector General (“OIG”) expanded authority to seek information from a provider or supplier of services for purposes of protecting the integrity of the Medicare and Medicaid programs. The Health Care Reform Law additionally permits the Secretary of DHHS in consultation with the OIG to suspend Medicaid payments to a provider or supplier if there is credible allegation of fraud and prohibits payments of Medicaid funds to a state if the state fails to suspend payments while there is a pending investigation of a credible allegation of fraud, unless in each case the Secretary or the state has good cause not to suspend the payments. The Secretary of DHHS is required to promulgate regulations regarding what is a credible allegation of fraud and what is good cause not to suspend payments. In addition, the Health Care Reform Law allocates additional funds to the Department of Justice and the OIG for enforcement activities.

Federal Trade Commission (“FTC”) Red Flag Rules

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

Workforce Investment Act (“WIA”)

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

Typically, funding decisions about delivery of services within each service delivery area are made by local elected officials and Workforce Investment Boards (“WIBs”), which makes the WIA market highly decentralized. Less than one-third of the nation’s 585 WIBs utilize a competitive bidding model to select third-party contractors to manage their one-stops. By statute, all WIBs must use open, competitive bidding in awarding youth contracts. In both one-stops and youth programs, we may find ourselves disadvantaged as we compete with entrenched incumbents such as community based, non-profit organizations and local education agencies. Reductions in federal WIA funding in recent years has placed pressure on local administrative budgets, leading some states and local workforce areas to take services in-house to preserve jobs in administrative agencies. We may find ourselves further disadvantaged if more WIA markets are no longer available for our participation. Furthermore, the sequestration early in 2013 in the federal budget resulted in reductions of more than five percent in WIA programs over the last half of the calendar year.  While the congressional budget signed by the President in December restores most programs to approximately pre-sequestration levels in mid-2014, the lower funding levels mandated by the 2013 sequestration will continue to impact funding in the first half of 2014. In addition, the majority of our contracts have performance pay points for successfully placing our clients in employment and assisting them to retain employment. The current economic environment of slow job growth has negatively impacted our ability to achieve these placement and retention benchmarks, with a corresponding impact on our revenue.

Temporary Assistance for Needy Families (“TANF”)

TANF caseloads have fallen by 65 percent since the welfare reform law was launched in 1996 and even in the face of the 2008 recession and continuing weak job growth, caseloads in most states have increased only slightly. At the same time, the budget crisis in many states is causing states to reevaluate their existing service design and program requirements, which may reduce the funding available for the training and placement services that we provide. In addition, the majority of our contracts have performance pay points for successfully placing clients in employment and assisting them to retain employment. The current economic environment has negatively impacted our ability to succeed since TANF recipients are competing for jobs with better educated and better skilled recently dislocated workers. TANF is a federal program administered by the states. The authorizing legislation for TANF expired in 2010 and has been renewed for one-year periods since that time. The program currently expires on September 30, 2014, and we do not expect TANF to be reauthorized this year.  We fully expect one or more extensions will fund the program throughout 2014 and 2015. While the program will not end, we will continue to monitor the status as the situation for reauthorization could change if Congress addresses the legislation in 2014.

Potential Impacts of FY 2014 Budget Agreement and On-going Impact of 2011 Budget Control Act

Congress and the President approved a budget for federal fiscal year 2014 that eliminates the actions mandated in the Budget Control Act of 2011. Furthermore, congressional leadership expects that the budget for fiscal year 2015 will remain at approximately current levels for most programs.  However, this understanding for fiscal year 2015 must be enforced through legislation in 2014. At this time, the 2011 Act will remain in effect for fiscal years 2015 through 2021 unless Congress is able to agree upon a combination of revenue enhancements and/or program reductions that meet or exceed the goals of the Act.  In short, the federal budget will remain under immense pressure to reduce federal deficits through reductions in domestic spending (including Medicare) and defense spending for the next several years. We anticipate that these funding reductions would have at least a small impact on our federally funded programs under Medicaid, WIA and TANF. However, two mitigating factors make it difficult to project impacts at this time. First, the savings take place through fiscal year 2020 and are back-loaded to some degree. Second, revenue increases could offset the need for spending reductions.

Insurance

We maintain general and professional liability, automobile, workers’ compensation and other business insurance coverages.  We have excess general and professional liability and automobile insurance coverages. We believe insurance coverages and self-insurance reserves are adequate for our current operations. However, we cannot assure that any potential losses on asserted claims will not exceed such insurance coverages and self-insurance reserves.

Employees

As of December 31, 2013, we employed approximately 49,000 employees. As of that date, we were subject to collective bargaining agreements with approximately 6,100 of our employees. We have not experienced any work stoppages and believe we have good relations with our employees.

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

Each of our operating segments derives a substantial amount of revenue from contracts with government agencies. They also have contracts with non-governmental entities. Our contracts are generally in effect for a specific term, and our ability to renew or retain them depends on our operating performance and reputation, as well as other factors over which we have less or no control. In the past we have had contracts that were terminated or not renewed. We may not be successful in obtaining, renewing or retaining contracts to operate Job Corps or Workforce Services training centers. Our Job Corps contracts are re-

bid, regardless of operating performance, at least every five years and our Workforce Services contracts are typically re-bid every 3-60 months. Government contracts of the operations we acquire may be subject to termination upon such an event, and our ability to retain them may be affected by the performance of prior operators. Changes in the market for services and contracts, including increasing competition, changes in the political environment, transition costs or costs to implement awarded contracts, could adversely affect the timing and/or viability of future operating or development activities. Additionally, many of our contracts are subject to state or federal government procurement rules and procedures. Changes in procurement policies that may be adopted by one or more of these agencies could also adversely affect our ability to obtain and retain these contracts. These contracts may not be renewed.

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

Our management of residential, home care, training, educational and support programs for our clients has exposed and will continue to expose us to potential claims or litigation, including multi-party claims and class actions, by our clients, employees or other individuals for wrongful death, personal injury or other damages resulting from contact with our programs, personnel or other clients. Regulatory agencies have initiated and may in the future initiate administrative proceedings alleging violations of statutes and regulations arising from our programs and have imposed monetary penalties or other sanctions on us. We have been and in the future may be required to pay amounts of money to respond to regulatory investigations or, if we do not prevail, in damages or penalties arising from these legal proceedings. We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the human services industry. These lawsuits can involve significant monetary awards to private plaintiffs who successfully bring these suits as well as to the government. We are also subject to potential actions and substantial penalties under the False Claims Act brought by the Department of Justice. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law, the Fair Labor Standards Act or state wage and hour laws, intentional tort claims and workers compensation claims. Some awards of damages or penalties may not be covered by any insurance. If our third-party insurance coverage and self-insurance reserves are not adequate to cover these claims, it could have a material adverse effect on our business, results of operations, financial condition, and ability to satisfy our obligations under our indebtedness. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation and have a material adverse effect on us in the future.

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

In accordance with generally accepted accounting principles in the United States of America, goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  We may be required to record a non-cash charge to earnings in our financial statements during the period in which any impairment of our goodwill or indefinite-lived intangible assets is determined, which could have a material adverse effect on our operating results.  The goodwill impairment test is a two-part test, as described in our application of critical accounting policies. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed.  Step Two of the impairment test compares the implied fair value of each of our reporting unit’s goodwill with the carrying amount of the respective reporting unit’s goodwill.  If the carrying amount of a reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess.

For our October 1, 2013 annual impairment test, all reporting units passed Step One. The ResCare HomeCare reporting unit passed Step One with a fair value that exceeded its carrying value by a 7 percent margin. This reporting unit had an allocated goodwill balance of $71.0 million as of October 1, 2013. A 100 basis point decrease in the long-term growth rate for this reporting unit would decrease the fair value in excess of carrying value to a 3 percent margin.  A 100 basis point increase in the discount rate for this reporting unit would decrease the fair value to below its carrying value by $0.8 million, which would result in a Step Two analysis.  Inability to meet projected results utilized in the annual impairment test could lead to a potential impairment in the future.

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

In December 2012, the DOL OIG conducted an entrance conference to discuss the initiation of an audit of ResCare’s Subcontract Awards.  We have responded to requests for production and the audit is still ongoing.

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

Workers’ compensation, employee health, general/professional and automobile liability insurance claims and premiums represent significant costs to us. Because we self-insure for a portion of these risks, our insurance expense depends on claims experience, our ability to control our claims experience, and in the case of workers’ compensation and employee health, rising healthcare costs in general. Unanticipated additional insurance costs could adversely impact our results of operations and cash flows.

As well, changes in the market for insurance may affect our ability to obtain insurance coverage at reasonable rates. Changes in our annual insurance costs and self-insured retention limits and excess coverage availability depend in large part on the insurance market. We utilize historical data to estimate our reserves for our insurance programs. We have excess general and professional liability and automobile insurance coverages.  If losses on asserted claims exceed the current insurance coverage and accrued reserves, our business, results of operations, financial condition and ability to meet obligations under our indebtedness could be adversely affected.

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

In addition to our 10.75% Senior Notes due 2019, we have a Senior Secured Term Note and a secured revolving credit facility, all of which require interest and principal payments. Our  level of indebtedness could have important consequences to the holders of the Notes, including the following:

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

We may be able to incur significant additional indebtedness, including secured indebtedness, in the future. Although the credit agreement governing our senior secured credit facilities and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness by us or our subsidiaries, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. For example, subject to certain conditions, we will have the right under our senior secured credit facilities to request up to $175.0 million of additional commitments in the form of revolver availability or term loans, although the lenders under our senior secured credit facilities will not be under any obligation to provide any such additional commitments.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they face would be increased.

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

Item 1B.                                                Unresolved Staff Comments

None.

Item 2.                                                         Properties

As of December 31, 2013, we owned approximately 80 properties and operated facilities and programs at approximately  2,200 leased properties. We lease approximately 110,000 square feet of an office building in Louisville, Kentucky, which serves as our corporate headquarters. Other facilities and programs are operated under management contracts. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.                                                         Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimates of the possible losses or ranges of losses in excess of amounts accrued, if any, can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. While we do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our financial condition, results of operations or cash flows or may affect our reputation, it is reasonably possible they could.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for claims of negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. On February 19, 2010, ruling on post-trial motions, the New Mexico trial court judge approved a final award of $15.5 million, plus statutory interest, in favor of plaintiffs. We, as well as the plaintiffs, appealed. A settlement was reached among all parties in the third quarter of 2013 and was approved by the court in November.  The settlement was paid in November.  The pre-tax charges recorded in connection with various legal matters, including settlement of the Selk matter, increased by $8.3 million in 2013 over 2012.

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

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	To Be Issued	Weighted-average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,460	$5,268.66	350
Equity compensation plans not approved by security holders	—	—	—
Total	3,460	$5,268.66	350

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

As a result of the Onex transaction on November 16, 2010, ResCare’s activity post-transaction is labeled as successor and ResCare’s activity pre-transaction is labeled as predecessor.

	SUCCESSOR								PREDECESSOR
	Year Ended		Year Ended		Year Ended		Nov-16, 2010-		Jan-1, 2010-		Year Ended
	Dec-13, 2013		Dec-31, 2012		Dec-31, 2011		Dec-31, 2010		Nov-15, 2010		Dec-31, 2009
	(Dollars In thousands)
Income Statement Data:
Revenues (1)	$1,616,633		$1,599,109		$1,579,335		$195,076		$1,367,601		$1,558,559
Operating income (loss) (1)	103,723		109,159		103,900		16,054		(194,559	)(2)	18,326	(3)
Net income (loss)
Income (loss) from continuing operations, net of tax	49,773		41,013		41,836		8,437		(160,500)		3,674
Income (loss) from discontinued operations, net of tax	—		—		11,156		(2,254)		(15,849	)(4)	(13,966	)(5)
Net income (loss)–including noncontrolling interest	49,773		41,013		52,992		6,183		(176,349)		(10,292)
Net loss–noncontrolling interest	(110)		(110)		(171)		(18)		(172)		(855)
Net income (loss)–Res-Care, Inc.	49,883		$41,123		$53,163		$6,201		$(176,177)		$(9,437)

Other Financial Data:
Depreciation and amortization	$34,395		$33,371		$20,992		$2,315		$22,448		$26,161
Share-based compensation expense	2,917		3,836		2,383		—		6,201	(6)	4,259
Facility rent (7)	68,428		65,849		64,757		8,399		57,385		61,878

Selected Historical Ratios:
Percentage of total debt to total capitalization	49.0%		53.2%		55.3%		62.6%		—		31.5%
Ratio of earnings to fixed charges (8)	2.1	x	1.8	x	1.7	x	2.8	x	(4.4	)x	1.1	x

Balance Sheet Data:
Working capital	$142,412		$143,042		$122,719		$61,288		$ N/A		$123,628
Total assets	1,086,277		1,051,958		992,258		964,952		N/A		844,940
Long-term debt, including capital leases	359,230		370,052		365,196		367,315		N/A		196,713
Total debt, including capital leases	380,037		390,799		369,825		406,602		N/A		199,757
Shareholders’ equity	396,121		344,010		298,955		242,613		N/A		432,725

(1)         Amounts for periods prior to 2012 have been restated, as appropriate, to exclude the effects of discontinued operations. During 2011, we ceased providing international workforce services in Europe. The results of these operations, along with related exit costs, have been classified as discontinued operations for all period presented.

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

(4)         Discontinued operations for the period ended November 15, 2010 includes a charge of $13.0 million ($13.0 million net of tax) for goodwill impairment.

(5)         Discontinued operations for the year ended December 31, 2009 includes a charge of $8.9 million ($8.6 million net of tax) for goodwill and other intangibles impairment.

(6)         Share-based compensation includes $3.7 million ($2.3 million net of tax) of expense due to the acceleration of vesting related to the purchase of ResCare shares by Onex on November 15, 2010.

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

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.  Pharmacy Services is a limited, closed-door pharmacy business focused on serving individuals with cognitive, intellectual and developmental disabilities.  The pharmacy operations were previously included with our Residential Services segment.

In addition, effective July 1, 2013, we made certain changes within our business lines to meet our future growth objectives.    Some of the components and structure within certain reportable segments changed and our Youth Services segment’s name changed to Education and Training Services.  The majority of our Residential Youth reporting unit moved from the Education and Training Services segment to the Residential Services segment.  We also moved a small operation from our ResCare HomeCare segment to our Education and Training Services segment.  Therefore, as of July 1, 2013, we changed our reportable segments to: (i) Residential Services, (ii) ResCare HomeCare, (iii) Education and Training Services, (iv) Workforce Services and (v) Pharmacy Services.

Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Education and Training Services consists of our Job Corps centers, alternative education programs, charter schools, training for professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction.  Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy business focused on serving individuals with cognitive, intellectual and developmental disabilities.

We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant. As a result of these changes, the results of our segments have been retrospectively recast for all periods presented.  We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability. Further information regarding our segments is included in Notes 1 and 9 of the Notes to Consolidated Financial Statements.

Revenues for our Residential Services operations are derived primarily from state Medicaid programs and other government agencies and from management contracts with private operators, generally not for profit providers, who contract with state government agencies and are reimbursed under the Medicaid programs. Our services include social, functional and vocational skills training, supported employment and emotional and psychological counseling for individuals with intellectual or other disabilities. Reimbursement varies by state and service type, and may be based on a variety of methods including flat rate, cost-based reimbursement, per person per diem, or unit of service basis based on published fee schedules. Rates are periodically adjusted based upon state budgets or economic conditions and their impact on state budgets. At programs where we are the provider of record, we are directly reimbursed under state Medicaid programs for services we provide and such revenues are affected by occupancy levels. For programs where we operate pursuant to management contracts, the management fee is negotiated with the provider of record.

Revenues for our HomeCare services are derived primarily from state Medicaid programs, Medicare, other governmental programs, commercial insurance programs and private pay agreements. We provide a range of services, both skilled and non-skilled, primarily for older people in their homes. These services are provided on an as needed basis and are reimbursed on a unit of service basis. We also provide these in-home services to seniors on a private pay basis. We are concentrating growth efforts in the home care private pay business to further diversify our revenue streams.

We operate vocational training centers under the federal Job Corps program administered by the Department of Labor (DOL) through our Education and Training Services operations. Under Job Corps contracts, we are reimbursed for direct costs of services related to Job Corps center operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee. The management fee takes the form of a fixed contractual amount plus a computed amount based on certain performance criteria. All of such amounts are reflected as revenue, and all such direct costs are reflected as cost of services. Final determination of amounts due under Job Corps contracts is subject to audit and review by the DOL, and renewals and extension of Job Corps contracts are based in part on performance reviews.

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

Revenues for our Pharmacy Services operations are derived primarily from the Federal Medicare Part D plan, State Medicaid programs and other third-party payors. Revenue is recognized in the period pharmaceutical medications are shipped or at the time consultant pharmacist services are rendered.

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

Valuation of Accounts Receivable

Accounts receivable consist primarily of amounts due from Medicaid programs, other government agencies and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable and estimable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including historical loss rates, age of the accounts, changes in collection patterns, the status of ongoing disputes with third-party payors, general economic conditions and the status of state budgets. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to the results of operations in the period of the change of estimate.

Insurance Losses

We self-insure a substantial portion of our general and professional liability, automobile, workers’ compensation and health benefit risks. Provisions for losses for workers’ compensation risks and health benefits are based upon actuarially-determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2013 and 2012.  Provisions for general and professional and automobile liabilities are recorded on a claims made basis, which includes estimates of fully developed losses for both reported and unreported claims.  Accruals for general and professional and automobile liabilities are based on analyses performed internally by management.  The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period identified. We have excess general and professional liability and automobile insurance coverages. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded.

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

Goodwill and Other Indefinite-Lived Intangible Assets

With respect to businesses we have acquired, we evaluate the costs of purchased businesses in excess of net assets acquired (goodwill) for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. Our annual impairment test date is October 1. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of reporting unit goodwill exceeds its implied fair value. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of all or a combination of these methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we solely utilized the discounted cash flow analysis to establish fair values in our 2013 annual impairment test. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Step Two of the impairment test compares the implied fair value of each of our reporting unit’s goodwill with the carrying amount of the respective reporting unit’s goodwill.  If the carrying amount of a reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess.  Fair values for indefinite-lived intangible assets are measured using the cost approach.

Discounted cash flow computations depend on a number of key assumptions including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, including recent historical performance and sales growth and margin improvement that we believe a buyer would assume when determining a purchase price for the reporting units. but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in determining market multiples in valuing our reporting units (not used in 2013 or 2012 valuations due to limited comparability of companies to our reporting units), as well as certain assumptions to allocate shared assets and liabilities to calculate values for each of our reporting units.

At December 31, 2013, we had approximately $308.4 million of goodwill and $227.0 million of other indefinite-lived intangible assets. Goodwill at December 31, 2013, reflects the excess purchase price from the acquisition as described in Note 2 of the Consolidated Financial Statements plus goodwill recorded from acquisitions completed after November 15, 2010. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized.

As noted above, goodwill is tested for impairment on an annual basis on October 1 and between annual tests if indicators of potential impairment exist.  A change in our reportable segments, more fully described in Note 1 to our Notes to Consolidated Financial Statements, resulted in a change in the composition of our reporting units, which is the unit of accounting for goodwill.  Accordingly, we reallocated goodwill between our reporting units using the relative fair value approach.

For our October 1, 2013 annual impairment test, we used a 2% long-term terminal growth rate for all reporting units tested. We also used 13%, 14%, 17%, 16% and 16% for our Residential Services, ResCare HomeCare, Workforce Services, Education and Training Services and Pharmacy Services reporting units, respectively, for discount rates. All reporting units passed Step One. The ResCare HomeCare reporting unit only passed Step One with a fair value that exceeded its carrying value by a 7 percent margin. The ResCare HomeCare reporting unit had a goodwill balance of $71.0 million as of October 1, 2013. A 100 basis point decrease in the long-term growth rate would decrease the fair value in excess of carrying value to a 3 percent margin.  A 100 basis point increase in the discount rate for this reporting unit would decrease the fair value to below its carrying value by $0.8 million, which would result in a Step Two analysis.  Inability to meet projected results utilized in the annual impairment test could lead to a potential impairment in the future.

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

Education and Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the Department of Labor (“DOL”) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Additional revenues are reimbursed from various state government agencies including Medicaid programs as we operate school and other training related programs in multiple states. Revenue is recognized in the period associated costs are incurred and services are rendered.

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

Pharmacy Services: Revenues are derived primarily from the Federal Medicare Part D plan, State Medicaid programs and other third-party payors.  Revenue is reported at the amount ultimately expected to be received from these payors, which is net of the contractual allowance.  The contractual allowance is the difference between the covered charges and the benefit plan amount.  Revenue is recognized in the period pharmaceutical medications are shipped or at the time consultant pharmacist services are rendered.

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

Results of Operations

	Year Ended	Year Ended	Year Ended
	Dec-31,	Dec-31,	Dec-31,
	2013	2012	2011
	(Dollars In thousands)
Revenues:
Residential Services	$886,262	$851,279	$822,705
ResCare HomeCare	365,919	336,975	320,477
Education and Training Services	133,283	150,647	154,347
Workforce Services (1)	161,904	195,956	218,886
Pharmacy Services	69,265	64,252	62,920
Consolidated	$1,616,633	$1,599,109	$1,579,335

Operating income(loss):
Residential Services	$111,069	$117,510	$101,694
ResCare HomeCare	28,433	23,852	23,649
Education and Training Services	10,763	11,915	13,075
Workforce Services (1)	17,377	12,117	18,352
Pharmacy Services	6,379	5,280	3,145
Corporate (2)	(70,298)	(61,515)	(56,015)
Consolidated (2)	$103,723	109,159	$103,900

Operating margin:
Residential Services	12.5%	13.8%	12.4%
ResCare HomeCare	7.8%	7.1%	7.4%
Education and Training Services	8.1%	7.9%	8.5%
Workforce Services (1)	10.7%	6.2%	8.4%
Pharmacy Services	9.2%	8.2%	5.0%
Corporate (2)	(4.3)%	(3.8)%	(3.5)%
Consolidated (2)	6.4%	6.8%	6.6%

(1)         Excludes results for international operations, which were reclassified to discontinued operations for all periods presented.

(2)         Represents corporate general and administrative expenses, as well as other operating (income) and expenses related to the corporate office. The pre-tax charges recorded in connection with various legal matters, including settlement of the Selk matter, increased by $8.3 million in 2013 over 2012.

Consolidated

Consolidated revenues increased $17.5 million, or 1.1% from 2012 to 2013, while 2012 increased $19.8 million, or 1.3%, over 2011. Revenues are more fully described in the segment discussions below.

Consolidated operating income decreased $5.4 million, or 5.0%, to $103.7 million in 2013 compared to $109.2 million in 2012.  Operating margin decreased to 6.4% in 2013 compared to 6.8% in 2012, due primarily to higher legal costs incurred during 2013.  Consolidated operating income increased $5.3 million, or 5.1%, to $109.2 million in 2012 compared to $103.9 million in 2011.  Operating margin increased to 6.8% in 2012 compared to 6.6% in 2011 due primarily to effective management of labor and controllable costs.

Net interest expense decreased $2.4 million in 2013, compared to 2012 due primarily to lower average borrowings.  Net interest expense decreased $6.8 million in 2012, compared to 2011 due primarily to lower interest rates as a result of the new senior secured credit facility which closed in April 2012, which was partially offset by $1.0 million of additional interest expense related to our vehicle capital leases.

Our effective income tax rates were 29.7%, 38.6% and 32.4% in 2013, 2012 and 2011, respectively. The 2012 to 2013 change in our effective rate was favorably impacted by the renewal of the jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for 2013 reflects not only the 2013 impact, but also $3.4 million related to 2012 and prior periods.  The 2011 to 2012 change in our effective rate was negatively impacted by the expiration of jobs tax credits after 2011, an increase in our reserve for uncertain tax positions and an adjustment associated with the going private transaction costs (2011).

Residential Services

Residential Services revenues in 2013 of $886.3 million increased $35.0 million, or 4.1%, over the 2012 revenues of $851.3 million due primarily to acquisition growth of $43.9, which was partially offset by $2.2 million related to one less operating day in 2013 and net revenue contraction of $6.7 million related to quality issues and lower census. Operating margin decreased to 12.5% in 2013 from 13.8% in 2012.  The reduction in margin is attributable to higher costs for wages, employee benefits and insurance, and operational investments in certain markets.

Residential Services revenues in 2012 of $851.3 million increased $28.6 million, or 3.5%, over the 2011 revenues of $822.7 million due primarily to acquisition growth.  Operating margin increased to 13.8% in 2012 from 12.4% in 2011 due primarily to growth and effective management of labor and controllable costs.

ResCare HomeCare

ResCare HomeCare revenues in 2013 of $365.9 million increased $28.9 million, or 8.6%, over 2012 revenues of $337.0 million.  This increase was due primarily to acquisition growth of $21.9 million and organic growth of $8.1 million, which was partially offset by $1.1 million related to one less operating day in 2013. Operating margin increased from 7.1% in 2012 to 7.8% in 2013. The improvement in margin is primarily attributable to revenue growth and effective management of expenses.

ResCare HomeCare revenues in 2012 of $337.0 million increased $16.5 million, or 5.1%, over 2011 revenues of $320.5 million.  This increase was due primarily to $23.8 million from acquisition related growth which was partially offset by rate cuts, service cuts and a reduction in organic business across several states.  Operating margin decreased from 7.4% in 2011 to 7.1% in 2012 due primarily to rate and service cuts of $1.1 million, $1.6 million reduction in organic business across several states and $0.8 million increase in bad debt expense, which were partially offset by $2.9 million impact from acquisitions and $0.4 million in lower marketing costs.

Education and Training Services

Education and Training Services revenues decreased $17.4 million, or 11.5%, from 2012 to 2013 due primarily to Job Corps contract loss and contract spending reductions of $10.4 million and $5.7 million, respectively, as well as census and referral declines in certain states within our other businesses for $0.6 million.  Operating margin remained relatively flat from 7.9% in 2012 to 8.1% in 2013.

Education and Training Services revenues decreased $3.7 million, or 2.4%, from 2011 to 2012 due primarily to Job Corps contract loss and contract spending reductions of $1.3 million and $1.2 million, respectively, as well as lower census in certain operations.  Operating margin decreased from 8.5% in 2011 to 7.9% in 2012 due primarily to lower census.

Workforce Services

Workforce Services revenues decreased $34.1 million, or 17.4% from 2012 to 2013 due primarily to net contract losses , including the WeCare contract mentioned below, of $25.0 million, contract amendments of $8.6 million and a reduction in contract performance payments of $0.5 million.  Operating margins increased to 10.7% in 2013 from 6.2% in 2012 due primarily to favorable net contract changes and a reduction in health insurance costs of $2.9 million.

Workforce Services revenues decreased $22.9 million, or 10.5% from 2011 to 2012 due primarily to net contract losses of $14.1 million, contract amendments of $2.4 million and contract performance issues of $6.0 million. Operating margins decreased to 6.2% in 2012 from 8.4% in 2011 due primarily to net contract losses of $3.0 million, contract performance issues of $5.2 million, which were partially offset by overhead cost reductions of $0.8 million.  In February 2012, we were informed by the New York City Human Resources Administration that our WeCARE contract had been awarded to another operator through the competitive bid process. Our performance continued under a contract extension until December 2012. Annual revenues for this contract were $28 million.

Pharmacy Services

Pharmacy Services revenues in 2013 of $69.3 million increased $5.0 million, or 7.8%, over the 2012 revenues of $64.2 million due primarily to the impact of our new pharmacy in California, which was partially offset by the change from name brand drugs to generic drugs.  Operating margin increased from 8.2% in 2012 to 9.2% in the same period in 2013.  The improvement in margin is attributable to lower product costs due to the change from certain name brand drugs to generic drugs.

Pharmacy Services revenues in 2012 of $64.2 million increased $1.3 million, or 2.1%, over the 2011 revenues of $62.9 million due primarily to opening new facilities.  Operating margin increased from 5.0% in 2011 to 8.2% in the same period in 2012.  The improvement in margin is attributable to lower product costs due to the change from certain name brand drugs to generic drugs.

Corporate

Total Corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses.  Total corporate operating expenses increased $8.8 million, or 14.3%, from 2012 to 2013 due primarily to additional pre-tax charges of $8.3 million in connection with the settlement or development of various legal matters, as well as higher insurance costs.

Total corporate operating expenses increased $5.5 million, or 9.8%, from 2011 to 2012 due primarily to increases in insurance costs of $2.6 million, share-based compensation of $1.5 million and depreciation expense of $2.9 million, which were partially offset by lower Onex transaction costs of $1.7 million.

Discontinued Operations

The discontinued operations relate to the international Workforce Services segment’s closure of the operations in Germany and the Netherlands in the first quarter of 2011 and the sale of the United Kingdom operations on July 1, 2011. Total exit costs of $0.8 million were recorded in the first quarter of 2011. For the sale of the operations in the United Kingdom, we recorded a charge in other expenses of $2.2 million in the second quarter of 2011 to adjust assets and liabilities to their net realizable value.  We had no net income or loss from discontinued operations in 2013 or 2012.  Net income from discontinued operations was $11.2 million for 2011. The 2011 net income includes tax benefits of $19.8 million. During the third quarter of 2011, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations.

Financial Condition, Liquidity and Capital Resources

Total assets increased $34.3 million, or 3.3%, in 2013 over 2012. This increase was primarily related to additional goodwill and intangible assets from 2013 acquisitions.

Cash and cash equivalents were $30.0 million at December 31, 2013, compared to $50.1 million at December 31, 2012.   Cash provided by operating activities for 2013 was $61.3 million compared to $80.3 million for 2012 and $72.6 million for 2011. The decrease from 2012 to 2013 was primarily due to the payment of various legal settlements during 2013.

Days revenue in net accounts receivable were 50 days at December 31, 2013, and 49 days at December 31, 2012 and December 31, 2011. Net accounts receivable at December 31, 2013 increased to $241.9 million, compared to $228.4 million at December 31, 2012 and $221.1 million at December 31, 2011. The increase in net accounts receivable from 2012 to 2013 and from 2011 to 2012 is primarily due to acquisition growth.

Our capital requirements relate primarily to our plans to expand through selective acquisitions and the development of new and expansion of existing facilities and programs, and our need for sufficient working capital for general corporate purposes. Since budgetary pressures and other forces are expected to limit increases in reimbursement rates and service levels, our ability to continue to grow at the current rate depends in large part on our acquisition activity and our success in building additional home care brands, billing excess capacity in our Residential and Education and Training Services lines and making appropriate investments in complementary lines of business. We have historically satisfied our working capital requirements, capital expenditures and scheduled debt payments from our operating cash flow and borrowing under our revolving credit facility.

Capital expenditures were $20.6 million for the year ended December 31, 2013, compared to $15.5 million for the year ended December 31, 2012. We invested $41.7 million ($39.3 million in cash, $1.1 million in seller notes and $1.3 million in settled seller obligations to company) on acquisitions in 2013.  We invested $33.1 million ($30.7 million in cash and $2.4 million in seller notes) on acquisitions in 2012. For 2011, we invested $27.9 million ($23.1 million in cash and $2.1 million in seller notes and $2.7 million in settled  seller obligations to company) on acquisitions.

Our financing activities for 2013 included payments of $14.7 million on long-term debt, including $13.1 million  related to the new term loan (the “Term Loan A”).  We also had $7.2 million of payments on capital lease obligations, which were primarily related to the vehicle capital leases disclosed in Note 12.

Our financing activities for 2012 included proceeds of $175 million related to the new term loan (the “Term Loan A”) and the payoff of $172.1 million related to the old term loan (the “Term Loan B”), both of which are discussed below. During 2012, we have paid $4.0 million in debt issuance costs resulting from the new senior secured credit facility (the “Credit Agreement”) we entered into on April 5, 2012.  We also had $6.0 million of payments on capital leases obligations, which were primarily related to the vehicle capital leases disclosed in Note 12.

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

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The Credit Agreement consists of a term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial quarterly covenants that require us to maintain specific ratios with respect to interest coverage and leverage. The Credit Agreement also contains covenants relating to capital expenditures and Excess Cash Flows which are to be completed annually.  The Excess Cash Flow calculation is defined in the Credit Agreement.  A cash flow recapture can be required based on the Company’s leverage ratio and ending cash balance at year end.  Any recaptured amount derived from the calculation is used to pre pay the Company’s Term Loan A. The new agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 16 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million in the three months ended June 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of unamortized deferred debt issuance costs and original issue discount.

Our obligations under capital leases are $20.2 million and $17.7 million as of  December 31, 2013 and December 31,2012, respectively.  These primarily relate to vehicle capital leases which are disclosed further in Note 12.  The current portion of these lease obligations was $6.5 million and $6.0 million as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, we had irrevocable standby letters of credit in the principal amount of $43.3 million issued primarily in connection with our insurance programs. As of December 31, 2013, we had $156.7 million available under the amended and restated Revolving Facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR at our option. As of December 31, 2013, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of December 31, 2013. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the Revolving Facility.

Our Revolving Facility contains a total leverage ratio and an interest coverage ratio. As of December 31, 2013, the maximum leverage ratio allowed under the facility was 4.50. That maximum allowable leverage steps down to 4.25 at March 31, 2014, to 4.00 at September 30, 2015 and to 3.75 at March 31, 2016 and the end of each fiscal quarter thereafter. As of December 31, 2013, the minimum interest coverage ratio allowed under the facility was 2.25. That minimum allowable interest coverage steps up to 2.5 at March 31, 2014, to 2.75 at September 30, 2015 and to 3.00 at December 31, 2016 and the end of each fiscal quarter thereafter. As of December 31, 2013, our leverage ratio was 2.3 and our interest coverage ratio was 5.1. We believe we will continue to be in compliance with our debt covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon the maintenance of continued profitability and/or reductions of amounts borrowed under the facility, and continued cash collections.

Operating funding sources for 2013 were approximately 68% through Medicaid reimbursement, 7% from the DOL and 25% from other payors. For 2012 and 2011, the funding sources were approximately 66%, 8% and 26%, respectively. We believe our sources of funds through operations and available through our credit facility will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

As described in Item 3. Legal Proceedings on Page 31 of this report, we settled the Selk litigation in the third quarter of 2013 and paid the settlement amount in November 2013.

Contractual Obligations and Commitments

Information concerning our contractual obligations and commercial commitments follows (in thousands):

	Payments Due by Period Twelve Months Ending December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Long-term Debt	$359,797	$14,291	$49,183	$96,323	$200,000
Capital Lease Obligations	20,240	6,516	9,530	4,123	71
Operating Leases	209,292	66,445	90,652	39,355	12,840
Fixed interest payments on Long-term Debt and Capital Lease Obligations(1)	110,473	21,769	43,483	43,429	1,792
Total Contractual Obligations(2)	$699,802	$109,021	$192,848	$183,230	$214,703

(1)   Excludes any interest payments on our variable rate debt.

(2)   This amount excludes $1.7 million of unrecognized tax benefits, as we are unable to reasonably estimate the timing of these cash flows.

	Total	Amount of Commitments Expiring per Period Twelve Months Ending December 31,
Other Commercial Commitments	Amounts Committed	2014	2015-2016	2017-2018	2019 and Thereafter
Standby Letters-of-Credit	$43,342	$43,342	—	—	—
Surety Bonds	$3,090	$3,039	$43	$8	$—

We had no significant off-balance sheet transactions or interests in 2013.

New Accounting Pronouncements Not Yet Adopted

See Note 1 to the Notes to Consolidated Financial Statements.

Item 7A.                                                Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate. Our senior secured credit facility, which has an interest rate based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding balance as of December 31, 2013 and 2012.

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

Item 9.                                                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.                                                Other Information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the directors and executive officers of Res-Care, Inc.

Name	Age	Position

James H. Bloem	63	Chairman of the Board
David L. Braddock	69	Director
William E. Brock	83	Director
Steven B. Epstein	70	Director
Robert E. Hallagan	70	Director
Olivia F. Kirtley	63	Director
Robert M. Le Blanc	47	Director
Ralph G. Gronefeld, Jr.	55	Director, President and Chief Executive Officer
Patrick G. Kelley	49	Chief Operating Officer
D. Ross Davison	52	Chief Financial Officer
Roderick D. Purdy	57	Chief Human Resources Officer
Steven S. Reed	52	Chief Legal Officer and Secretary

James H. Bloem has served as a director since October 2007 and as Chairman of the Board since March 2011. Mr. Bloem retired as Chief Financial Officer and Senior Vice President of Humana Inc. on December 31, 2013 after serving in that position since February 2001. He remains an advisor to Humana. Before joining Humana, Mr. Bloem served as a senior executive with Perrigo Company, a manufacturer of over-the-counter pharmaceuticals, personal care and nutritional products, and with Herman Miller, Inc., a manufacturer of office furniture and furniture systems. An attorney and certified public accountant, Mr. Bloem also is a director of Actavis, Plc., an Ireland-based pharmaceutical company. As the retired chief financial officer of a Fortune 100 company in the healthcare industry, Mr. Bloem provides a hands-on management perspective for the board and the audit committee, and is a resource for our senior officers.

Dr. David L. Braddock has served as a director since 2004. He is Senior Associate Vice President of the University of Colorado’s four campus system and Executive Director of the Coleman Institute for Cognitive Disabilities.  He reports directly to the President of the University. The Coleman Institute’s mission is to catalyze and integrate advances in science, engineering and technology to promote the quality of life and independent living of people with cognitive disabilities. As a faculty member, he holds the Coleman-Turner Endowed Chair in Cognitive Disability in the CU School of Medicine’s Department of Psychiatry, and he maintains an active nationwide research program through projects such as the “State of the States in Developmental Disabilities,” a federally funded research, dissemination and technical assistance effort supported continuously by the federal government for 35 years.  He is a member of the boards of Special Olympics International and the Coleman Colorado Foundation, and is the former President of the American Association on Intellectual and Developmental Disabilities. A preeminent expert in the field of developmental disabilities, Dr. Braddock’s knowledge of current best practices in our industry is a valuable resource for establishing our program objectives and compliance policies.

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

Steven B. Epstein was appointed to the board of directors in March 2011. Mr. Epstein is the founder and senior healthcare partner of the law firm of Epstein Becker & Green, P.C., Washington D.C., where he has specialized in the practice of health care law for more than 40 years and serves as a legal advisor to healthcare entities throughout the U.S. The board believes Mr. Epstein’s experience in and knowledge of healthcare will be valuable in overseeing a business that currently derives more than 60% of its revenues from Medicaid. Mr. Epstein also serves as a director of Accumen, Catamaran Corporation, Restorix, Discovery Health (and subsidiaries), Haights Cross Communications, MedExpress, National Compliance Solutions, Inc., Solis Women’s Health, Street Law, Inc. and OrthoSensor, Inc.. He serves as an advisor to several private equity firms.  In addition, he is chairman of the Columbia Law School Board of Visitors.

Ralph G. Gronefeld, Jr., a certified public accountant, has been ResCare’s President and Chief Executive Officer since June 2006, and a director since November 2006. From 2002 through 2007, Mr. Gronefeld served as President of the Community Services Group after serving as Executive Vice President-Operations of that division from 2001 and as ResCare’s Chief Financial Officer from 1998 until 2001. He previously served as Executive Vice President of Operations for the Division for Youth Services and Vice President responsible for ResCare’s Alternative Youth Services and Youthtrack subsidiaries. Mr. Gronefeld joined ResCare in June 1995 as Director of Internal Audit. From July 1995 through March 1996, he served as interim senior administrator for ResCare’s west region in its Division for Persons with Disabilities. Mr. Gronefeld is a member of the United States Department of Labor Advisory Committee on Job Corps, a director and member of the Executive Committee of the Health Enterprises Network, and a member of the Bellarmine University Rubel School of Business Executive Advisory Board.

Robert E. Hallagan has served as a director since 2004. Mr. Hallagan is vice chairman of board leadership services for Korn/Ferry International, a provider of executive human capital solutions, ranging from corporate governance and CEO recruitment to executive search, middle-management recruitment and Leadership Development Solutions (LDS). From 1997 to 2007, he served as Vice Chairman of Heidrick & Struggles, an executive search firm with over 1,300 search professionals in 57 offices. From 1991 to 1997 he served as the firm’s President and Chief Executive Officer. Mr. Hallagan is co-founder and former Chairman of the Center For Board Leadership, a joint venture with the National Association of Corporate Directors. With his background with national executive search firms and board leadership organizations, Mr. Hallagan brings expertise in human resources, executive compensation policy and corporate governance.

Olivia F. Kirtley, a certified public accountant, has served as a director since 1998. Ms. Kirtley has served as a business consultant on strategic and corporate governance issues during the past five years. Ms. Kirtley brings extensive experience, expertise and insight to our Board in the areas of audit and corporate governance. In addition to her expertise in audit and tax issues developed in part as a senior manager at Ernst & Whinney (predecessor to Ernst & Young LLP), Ms. Kirtley also brings corporate management experience from her tenure at Vermont American Corporation, including the positions of Treasurer, Vice President and Chief Financial Officer at that company. She has served as Chair of the American Institute of Certified Public Accountants, Chair of the AICPA Board of Examiners, and as a current U.S. member of the Board and Deputy President of the International Federation of Accountants. Ms. Kirtley has served as a director of U.S. Bancorp since 2006 (including as the chair of its audit committee and a member of its governance, compensation and executive committees) and as a director of Papa Johns International, Inc., an international pizza company, since 2003 (including as the chair of its audit committee and a member of its compensation committee).

Robert M. Le Blanc has served as a director since 2004. He is a Senior Managing Director of Onex Corporation and has led all of Onex’ acquisitions in the healthcare sector, including the acquisitions and subsequent realizations of Emergency Medical Services Corporation, Center for Diagnostic Imaging and Magellan Health Services; and the acquisitions of Carestream Health, Skilled Healthcare Group and ResCare.  He also led the acquisitions of USI Insurance Services and The Warranty Group.  Mr. Le Blanc is the Lead Director of Magellan Health Services, a provider of behavioral healthcare services. He also serves as a director of Skilled Healthcare Group, The Warranty Group, Carestream Health, USI Insurance Services, Cypress Insurance, First Berkshire Hathaway Life and Connecticut Children’s Medical Center. Before joining Onex in 1999, Mr. Le Blanc worked for Berkshire Hathaway for seven years and for five years prior to that he worked with General Electric in a variety of positions including corporate finance and corporate strategy. With his experience in governance for a wide range of businesses, Mr. Le Blanc has brought knowledge of developments in management practices and corporate governance that can be applied to improve our organization, as well as expertise in evaluating acquisition prospects.

Executive Officers of ResCare

The executive officers of ResCare are Ralph G. Gronefeld, Jr., whose experience is described above, Patrick G. Kelley, D. Ross Davison, Roderick D. Purdy and Steven S. Reed.

Mr. Kelley has served as Chief Operating Officer since June 2009. He rejoined ResCare in January 2008 as President of the Community Services Group, which is ResCare’s largest operating group. Previously, Mr. Kelley was employed by ResCare for more than 19 years, previously serving as Senior Vice President from 2003 to 2006, Vice President of Operations of ResCare’s Central Region from 1999 to 2003, and as regional vice president for 12 states.  From April 2006 to December 2007 he served as President of a division of The Rawlings Company, an insurance claims recovery company.

Mr. Davison was named Chief Financial Officer on March 31, 2013, after serving as interim Chief Financial Officer since October 2012. Mr. Davison served as ResCare’s Treasurer from 2002 until 2007 and rejoined the Company in 2009. He served as chief financial officer of Great Escape Theatres, a movie theatre operator, from  2007 to 2008, and of Blackhawk Development, a commercial real estate firm, from 2008 until 2009. Before first joining ResCare in 2002, Mr. Davison served as chief financial officer of PJ America, a restaurant franchisee from 1996 to 2002, and spent 11 years with Arthur Andersen LLP. Mr. Davison is a director of Big Brothers, Big Sisters of Louisville, Kentucky.

Mr. Purdy joined ResCare as Chief Human Resources Officer in September 2011.  He previously served as Vice President of Human Resources at Kimberly-Clark from 2007 until 2011. Mr. Purdy began his career at General Electric in 1982, where he served for 12 years.  He subsequently held human resources positions of increasing responsibility at Aetna, Prudential Healthcare, Pfizer/Warner, Cadbury Schweppes and Kimberly-Clark. Mr. Purdy is a director of the Urban League of Louisville, Kentucky.

Mr. Reed was named ResCare’s Chief Legal Officer on April 15, 2013.  Before his appointment, Mr. Reed practiced law at Reed Wicker, LLC, Louisville, Kentucky, where he was Managing Member. Mr. Reed was United States Attorney for the Western District of Kentucky from 1999 to 2001 and an Assistant U.S. Attorney for the same district from 1993 to 1999. Mr. Reed served on the Board of Trustees of the University of Kentucky from 1994 to 2006, including as Chair. He is a director of Baptist Health of Kentucky, a non-profit network of healthcare services. Mr. Reed was a ResCare director from 2003 until his appointment as Chief Legal Officer.

Board Committees

The five standing committees of ResCare’s board of directors are its audit committee, executive compensation committee, corporate governance and nominating committee, mergers and acquisitions committee, and ethics and compliance committee. Copies of the charters of each of the standing committees of our board of directors are available upon request.

Audit committee. The audit committee currently consists of Ms. Kirtley, Mr. Hallagan, Sen. Brock and Mr. Bloem, and it is chaired by Ms. Kirtley. The audit committee has responsibility for, among other things, the quality of our financial reporting and internal control processes, our independent auditor’s performance and qualification and the performance or our internal audit function. ResCare’s board of directors has determined that (1) all of the members of the audit committee are “independent” within the meaning of the rules of the NASDAQ Stock Market and the rules of the Securities and Exchange Commission under the Sarbanes-Oxley Act and (2) all qualify as “audit committee financial experts” within the meaning of the SEC rules.

Executive compensation committee. The compensation committee currently consists of Messrs. Hallagan, Le Blanc and Brock, and it is chaired by Mr. Hallagan. The compensation committee has responsibility for, among other things, review and approval of executive compensation, review and approval of equity compensation and review and approval of ResCare’s compensation philosophy, strategy and principles.

Corporate governance and nominating committee. The corporate governance committee currently consists of Ms. Kirtley and Messrs. Epstein, Le Blanc and Braddock, and it is chaired by Mr. Epstein. The corporate governance committee has responsibility for, among other things, review of corporate governance guidelines and oversight of the evaluation of the effectiveness of ResCare’s board of directors and its committees.

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

Ethics and compliance committee. The ethics and compliance committee assists the board of directors in monitoring the effectiveness of ResCare’s corporate compliance program. Dr. Braddock and Messrs. Hallagan and Epstein currently serve as members of the ethics and compliance committee, which Dr. Braddock chairs.

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

Historically, we have entered into employment contracts with executive officers as well as other key employees as part of our effort to recruit and retain high quality employees. Our employment contracts for the named executive officers are individually negotiated and approved by the executive compensation committee and provide the framework for each executive’s compensation package. During 2011, we entered into new employment agreements with our executive officers to reflect the acquisition of ResCare by an affiliate of Onex Partners III LP at the end of 2010.  We may revisit our practice of entering into employment agreements with our senior executives in connection with a recently completed organization-wide evaluation of our compensation, benefits, programs, practices and policies, described below.

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

In determining the compensation for our executives, we take into account several considerations that relate to the specific nature of our business:

•      The complexity of our business and its highly regulated nature. ResCare currently operates in 44 states, Washington DC, Puerto Rico and Canada. Our Job Corps operations are subject to United States Department of Labor requirements and federal government contract regulation, our workforce development operations are subject to both federal and local regulations and criteria, and the residential services group operates in multiple states, each of which has its own reimbursement system and regulations. The people ResCare serves are some of the most vulnerable and regulations concerning their care are extensive. States operate on annual budgets that affect the reimbursement environment in which ResCare operates. ResCare’s executives must understand the complexities of the various regulatory systems and be able to manage operations within them.

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

Our objective is to have market competitive compensation programs that enable ResCare to attract and maintain talented executives and employees.  In 2012, management engaged Mercer, with the concurrence of the Talent and Compensation Committee, to conduct an organization-wide analysis of our compensation, benefits, programs, practices and policies for use in future compensation decisions, including executive officer compensation.  In 2013, we completed a comprehensive organization-wide evaluation of ResCare’s compensation, benefits, programs, practices and policies, using the findings of the Mercer study.  Based on our evaluation, we modified some elements of our compensation programs and policies for employees other than executive officers.  Except for its 2012 analysis, neither Mercer, Inc. nor any of its affiliates has provided any services to ResCare or ResCare’s affiliates, either prior to, or since we engaged Mercer, Inc.

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

For attraction and retention purposes, the employment agreements for our executives provide for approximately equal amounts of base salary and cash incentive compensation. The incentive compensation can be earned only if the Company attains 90% of a budgeted level of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), and the executive attains performance goals related to these individual responsibilities. The budgeted level of EBITDA is generally set at 10% higher than the Company’s EBITDA for the prior fiscal year so that the thresholds to earn incentive compensation are challenging to achieve.  The equity-based component consists of grants of stock options that can be exercised only if milestones in equity value per share are achieved. These awards are described in greater detail below. The compensation under these packages increases reasonably and rationally rather than quickly and in large intervals; salary increases are gradual, incentive compensation is based on annually established goals, and stock options can be exercised only if the Company achieves performance goals.

For 2013, the mix of compensation earned by each named executive officer was as follows:

	Base Salary	Annual Cash	Long Term Equity
	as % of	Incentives as % of	as % of
	Total	Total	Total
Executive	Compensation(1)	Compensation	Compensation(2)
Ralph G. Gronefeld, Jr.	81.5%	18.5%	0.0%
Patrick G. Kelley	87.0%	13.0%	0.0%
D. Ross Davison (3)	17.6%	8.0%	74.4%
Roderick D. Purdy	51.3%	9.2%	39.5%
Steven S. Reed (4)	69.1%	30.9%	0.0%

(1)         As used in this chart, “Total Compensation” includes the sum of base salary, actual annual cash incentive, and grant-date value of equity awards.

(2)         Long-term equity in the form of stock options was granted to Mr. Davison and Mr. Purdy in 2013. See “Equity-based Incentive Compensation,” below.

(3)         Mr. Davison assumed the position of Interim Chief Financial Officer on October 9, 2012.  He was subsequently appointed Chief Financial Officer effective March 31, 2013.

(4)         On April 15, 2013, the Company appointed Mr. Reed as Chief Legal Officer and Secretary. For purposes of this chart, director fees paid to Mr. Reed before his appointment are not included in Total Compensation.

Base Salaries

The base salaries of ResCare’s named executive officers were established through the negotiation of employment agreements with them. Base salaries are intended to be market competitive, not market leaders, and take into account the considerations discussed above. Salaries are based on the responsibilities of senior officers to head significant business units or functions and the objectives of our compensation program discussed elsewhere in this section.

At the end of 2013, the base annual salaries for our named executive officers were as follows:

•	Ralph G. Gronefeld, Jr.	$440,000
•	Patrick G. Kelley	400,000
•	D. Ross Davison	300,000
•	Roderick D. Purdy	250,000
•	Steven S. Reed	250,000

In 2011, when we completed new employment agreements with our named executives for terms through the end of 2015, our executive compensation committee did not conduct an analysis of peer group performance or executive compensation. The employment agreements we entered into with Mr. Davison and Mr. Reed in 2013 provided for compensation comparable to their predecessors in the positions of Chief Financial Officer and Chief Legal Officer.  As described above, Mercer conducted an organization-wide analysis of our compensation, benefits, programs, practices and policies in 2012 that may be considered in future decisions regarding executive officer compensation.

Non-Equity Incentive Compensation

Our non-equity or cash incentive compensation is designed to support the Company’s strategic business plan and to reward achievement of individual, group, and company-wide quality of service, operational and financial goals. The Talent and Compensation Committee annually establishes financial and non-financial performance measures with threshold and maximum performance targets for our named executive officers, in consultation with the CEO.

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

The Company’ EBITDA target for 2013 was $158.3 million, which was not attained. However, EBITDA for the year exceeded 90% of the target amount, the threshold for the named executive officers to be eligible for cash incentive awards based on individual performance under the non-equity incentive cash plan. In addition, the Talent and Compensation Committee also awarded discretionary incentive bonuses to Mr. Gronefeld for progress made in organic growth and talent management, to Mr. Kelley for improved performance in Workforce Services and identification of organic growth opportunities in Residential Services, and to Mr. Reed for his successful transition into the Chief Legal Officer role. The individual performance goals under the non-equity incentive cash plan and the discretionary bonus award are described in greater detail under Employment Agreements, below.

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

In April 2011, Messrs. Gronefeld and Kelley received initial grants of both Primary Stock Options and Extra Stock Options.  At that time, Mr. Davison and Mr. Reed received initial grants of Primary Stock Options, Mr. Davison as a senior financial officer and Mr. Reed as an independent director.  Mr. Purdy received grants of both Primary Stock Options and Extra Stock Options on March 15, 2012, following the commencement of his employment with ResCare in September 2011.  He received additional Primary Stock Options and Extra Stock Options in 2013 to reflect his designation as an executive officer in 2012.   Mr. Davison received grants of both Primary Stock Options and Extra Stock Options on March 31, 2013, upon his appointment as Chief Financial Officer.

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

Change of Control and Severance Provisions

The employment agreements with our executives generally provide that if an executive’s employment is terminated without cause, or if the executive’s employment agreement is not extended by the Company, then the executive’s base salary will continue for a period of twelve months, and the executive will receive any earned but unpaid incentive bonus for any calendar year ending before or at termination. The employment agreements for Mr. Gronefeld and Mr. Kelley entitle them to receive twice their base salary in monthly installments during the period between the date of termination and March 15 of the following year. Mr. Gronefeld and Mr. Kelley are also entitled to receive lump sum payments if terminated without cause.  The lump sum payment is equal to up to three times base salary in the case of Mr. Gronefeld, and equal to two times base salary in the case of Mr. Kelley.  Mr. Gronefeld is also entitled to receive such a payment if he terminates his employment for good reason within two years after a change of control occurs. ResCare has employment agreements with many of its management employees throughout the Company, and all the agreements contain a severance provision under which the employee receives base salary from three to six months after termination. We believe it is appropriate to include these protections for our executives to further our objectives of retaining key executives, and we concluded that the severance provisions were reasonable to help assure the executives that they would be treated fairly in the event of a change of control. Particularly in the case of a change of control, the executive officers could be at risk if a new owner would make significant changes in the direction of the Company to which these executives are committed, toward which they have been working and on which their performance is based. We believe these severance provisions are not excessive and are fair to our executives. The change of control and severance provisions are described more fully in the discussion of employment agreements following the Summary Compensation Table and are shown in the table entitled “Potential Payments upon Termination or Change of Control,” below.

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

Talent and Compensation Committee

Robert E. Hallagan, Chair

William E. Brock

Robert M. Le Blanc

Summary Compensation Table

The following table provides information concerning compensation awarded to or earned during the years ended December 31, 2013, 2012 and 2011, by our named executive officers.

Name and					Non-Equity
Principal				Option	Incentive Plan	All Other
Position	Year	Salary	Bonus (1)	Awards (2)	Compensation (3)	Compensation	Total
(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Ralph G. Gronefeld, Jr.	2013	$441,018	$100,000	$—	$—	$—	$541,018
President and Chief Executive Officer	2012	441,018	—	—	233,700	—	674,718
	2011	441,018	—	2,507,812	413,600	—	3,362,430

Patrick G. Kelley	2013	400,016	60,000	—	—	—	460,016
Chief Operating Officer	2012	400,016	—	—	212,000	—	612,016
	2011	400,016	—	1,696,092	376,000	—	2,472,108

D. Ross Davison	2013	263,602	75,000	1,113,542	45,000	—	1,497,144
Chief Financial Officer (4)	2012	175,000	—	—	29,531	—	204,531

Roderick Purdy	2013	250,011	—	192,146	45,000	—	487,157
Chief Human Resources Officer (5)	2012	250,011	—	457,750	132,500	—	840,261

Steven S. Reed	2013	167,636	37,500	—	37,500	22,500	265,136
Chief Legal Officer and Corporate Secretary (6)

David S. Waskey	2013	250,011	—	—	—	31,731	281,742
Former General Counsel and Chief Compliance Officer (7)	2012	250,011	—	—	117,500	—	367,511
	2011	225,011	—	517,784	220,000	—	987,795

(1)               The Talent and Compensation Committee awarded discretionary cash bonuses to Messrs. Gronefeld, Kelley and Reed for 2013. See Employment Agreements — Non-Equity Incentive Compensation, below.

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

(4)               The Company paid Mr. Davison a one-time bonus of $75,000 in 2013 upon successfully completing his assigned duties as Interim Chief Financial Officer, including an audit of the Company’s 2012 financial statements without significant adjustments or deficiencies and the annual budgeting process.

(5)               Mr. Purdy joined the Company in September 2011 and was designated as an executive officer in 2012.

(6)               The amount in column (i) represents fees paid to Mr. Reed for service as an independent director through the date of his appointment as Chief Legal Officer in April 2013.

(7)               The amount in column (i) represents the settlement for paid time off upon Mr. Waskey’s retirement, which was effective December 31, 2013.

Grants of Plan-Based Awards Table

The following table shows the incentive plan awards granted to our named executive officers for 2013. ResCare attained EBITDA equal to at least 90% of the EBITDA target for 2013, which is required before our executives can earn cash incentive compensation based upon the attainment of individual performance goals.

				Estimated	All Other
				Future	Option
		Estimated		Payouts	Awards:	Exercise	Grant Date
		Future Payouts		Under Equity	Number of	Price of	Fair Value
		Under Non-Equity		Incentive	Shares	Option	of Option
	Grant	Incentive Plan Awards(2)		Plan Awards	Underlying	Awards	Awards
Name	Date(1)	Threshold ($)	Target ($)	Threshold (#)	Options (#)	($/share)	($)
Ralph G. Gronefeld, Jr.	—	$66,000	$440,000	—	—	$—	$—
Patrick G. Kelley	—	60,000	400,000	—	—	—	—
D. Ross Davison	3/31/13	45,000	300,000	285	—	6,630	1,113,542
Roderick D. Purdy	2/19/13	30,000	250,000	48	—	6,630	192,146
Steven S. Reed	—	37,500	250,000	—	—	—	—
David S. Waskey	—	—	—	—	—	—	—

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

Employment and Other Agreements

Employment agreements with named executive officers

ResCare has employment agreements with all of its named executive officers. The agreements are substantially similar to each other and were approved by the executive compensation committee of the board of directors. Following the acquisition of our company by an affiliate of Onex Partners III LP in the fourth quarter of 2010, we entered into new employment agreements with each of our executive officers effective January 1, 2011.  We entered into employment agreements with Mr. Purdy and Mr. Reed upon the commencement of their employment, and into a new agreement with Mr. Davison upon his appointment as Chief Financial Officer.

Term. The agreements for the executives are for terms expiring on December 31, 2015.  All of the agreements may be renewed for successive one-year terms at the company’s option with the executive officer’s consent.

Base Salary. Under their employment agreements, the base annual salaries for our named executive officers in effect at the end of 2013 were:

•      $440,000 for Mr. Gronefeld;

•      $400,000 for Mr. Kelley;

•      $300,000 for Mr. Davison;

•      $250,000 for Mr. Purdy; and

•      $250,000 for Mr. Reed.

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

The individual performance goals for 2013 for the named executive officers were as follows:

Mr. Gronefeld’s goals were to (i) increase organic growth by 2% or more; and (ii) develop the Company’s operational talent and leadership measured by performance reviews and improved operating results. Although Mr. Gronefeld was determined not to have achieved these goals, he was awarded a $100,000 discretionary incentive bonus based on progress made in organic growth and talent management.

Mr. Kelley’s goals were to (i) implement a process to validate the accuracy of scores under the Company’s “Best in Class” performance benchmarking system; and (ii) ensure achievement of organic growth targets for each business segment. Although Mr. Kelley was determined not to have achieved these goals, he was awarded a $60,000 discretionary incentive bonus based on improved performance in Workforce Services and identification of organic growth opportunities in Residential Services.

Mr. Davison’s goals were to (i) execute the transition to the chief financial officer function and re-align other departmental functions to improve quality and reduce costs; and (ii) assist in ramping up the acquisition program and analyzing healthcare claims history. Mr. Davison was determined to have achieved the second of these two goals, for which he earned cash incentive compensation of $45,000.

Mr. Purdy’s goals were to (i) implement recommendations for company-wide modifications to the compensation structure and system; and (ii) implement the talent management program, including succession planning and improving the quality of hires. Mr. Purdy was determined to have achieved the second of these two goals, for which he earned cash incentive compensation of $45,000.

Mr. Reed’s goals were to (i) successfully resolve material litigation; and (ii) develop models for reorganizing administration of the legal department, including metrics for measuring effectiveness and contribution to the organization. Mr. Reed was determined to have achieved the first of these two goals, for which he earned cash incentive compensation of $37,500.  In addition, he was awarded a $37,500 discretionary incentive bonus based on a successful transition into the Chief Legal Officer role.

Mr. Waskey’s was not entitled to cash incentive compensation for 2013 due to his retirement.

Termination.  If Mr. Gronefeld’s or Mr. Kelley’s employment is terminated by ResCare without cause, or if the employment agreement expires and the company elects not to renew it, or, in the case of Mr. Gronefeld, if he terminates his employment for good reason as defined in his agreement, then the executive would be entitled to receive twice his then-current full base salary payable in equal monthly installments from the date of termination until March 15 of the calendar year following termination. Each of Messrs. Davison, Purdy and Reed would be entitled to receive his base salary for 12 months after termination of employment without cause by ResCare.  Each of them would also be entitled to receive his base salary for an additional 12 months if ResCare elects not to renew his employment agreement. If any executive voluntarily terminates his employment, or elects not to renew the employment agreement at the end of its term, he will receive his salary through the date of termination. In all cases except voluntary termination, Mr. Gronefeld would also be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination, plus the prorated portion any earned but unpaid incentive bonus for the current calendar year through the date of termination.  In all cases except voluntary termination, the other executives would be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination.

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

If, Mr. Gronefeld’s employment is terminated within two years after a change in control, either by ResCare without cause or by Mr. Gronefeld for good reason as defined in his agreement, he is entitled to receive either the unpaid amount of his then-current base salary for the balance of the term of the agreement or three times his then-current base salary, whichever is greater. In the cases of Mr. Kelley and Mr. Davison, if employment is terminated by the company without cause within two years after a change of control, each would be entitled to receive a lump sum payment equal to two times his then current base salary. Messrs. Gronefeld, Kelley and Davison are also entitled to receive any earned but unpaid incentive bonus for a calendar year ending before termination and a pro-rated incentive bonus for the current year through the date of termination.

Restrictive covenants. Each named executive officer agrees not to compete with ResCare during employment and for a stated period of time after termination of his employment: 24 months in the cases of Messrs. Gronefeld and Kelley, and 12 months in the cases of Messrs. Davison, Purdy and Reed. Each named executive officer also agrees to maintain confidentiality of ResCare’s information and not to disparage ResCare or its employees.

Other provisions. The company has agreed to pay for Mr. Gronefeld the portion of reasonable and customary costs of an annual executive physical at the Mayo Clinic or other comparable facility that is not paid by health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table shows current holdings of stock options by the named executive officers.

	Option Awards(1)
	Number of	Number of
	Securities Underlying	Securities Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date
Ralph G. Gronefeld, Jr.	429	285	$5,000	12/22/2020
	—	95	5,000	12/22/2020

Patrick G. Kelley	285	191	5,000	12/22/2020
	—	71	5,000	12/22/2020

D. Ross Davison	15	9	5,000	12/22/2020
	—	71	6,630	3/31/2023
	—	214	6,630	3/31/2023

Roderick D. Purdy	14	57	5,000	3/15/2022
	—	48	5,000	3/15/2022
	—	48	6,630	3/19/2023

Steven S. Reed	36	26	5,000	12/22/2020
	—	—	—	—

David S. Waskey	—	—	—	—
	—	—	—	—

(1)         The named executives other than Mr. Reed received two option grants. The first, larger number is the number of Primary Stock Options; the second is the number of Extra Stock Options. Primary Stock Options vest 20% per year, from either the grant date or December 22, 2010 (the date of the Onex acquisition) for the grants in April 2011.  Extra Stock Options vest immediately upon grant.  The terms of each class of options are described under “Equity-Based Incentive Compensation” in the Compensation Discussion and Analysis.

Option Exercises and Stock Vested

None of the named executive officers exercised options during 2013. There are currently no outstanding stock awards.

Option Awards
	Number of Shares	Value
	Acquired on	Realized on
	Exercise (#)	Exercise ($)
Ralph G. Gronefeld, Jr.	—	—
Patrick G. Kelley	—	—
D. Ross Davison	—	—
Roderick D. Purdy	—	—
Steven S. Reed	—	—
David S. Waskey	—	—

Potential Payments upon Termination or Change of Control

The following table provides information about payments or benefits that would be due to the named executive officers under the terms of their current employment agreements if the applicable agreement is terminated or there is a change of control of the company. These amounts assume payment of cash incentive compensation at 100% of targeted incentive compensation, which equals 100% of base salary for 2013, and termination or a change of control on December 31, 2013.

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

		Involuntary		Involuntary
		Not-For-Cause		Not-For-Cause
	Non-Renewal	Termination		Termination
Payments Under Termination	by Company	(No Change of Control)		(Change of Control)	Disability
Severance
(2013 Base Salary and Target Bonus)
Ralph G. Gronefeld, Jr.	$1,320,000	$1,320,000	(1)	$1,760,000	$440,000
Patrick G. Kelley	800,000	800,000		1,200,000	400,000
D. Ross Davison	300,000	300,000		900,000	300,000
Roderick D. Purdy	250,000	250,000		250,000	250,000
Steven S. Reed	250,000	250,000		250,000	250,000

Stock Options (2)
Ralph G. Gronefeld, Jr.	—	—		2,507,812	2,507,812
Patrick G. Kelley	—	—		1,696,092	1,696,092
D. Ross Davison	—	—		1,157,689	1,157,689
Roderick D. Purdy	—	—		649,896	649,896
Steven S. Reed	—	—		192,436	192,436

Total
Ralph G. Gronefeld, Jr.	1,320,000	1,320,000		4,267,812	2,947,812
Patrick G. Kelley	800,000	800,000		2,896,092	2,096,092
D. Ross Davison	300,000	300,000		2,057,689	1,457,689
Roderick D. Purdy	250,000	250,000		899,896	899,896
Steven S. Reed	250,000	250,000		442,436	442,436

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

Director compensation

Under ResCare’s current director compensation policy, which was adopted when ResCare was publicly held, non-employee directors receive an annual cash retainer of $36,000, meeting fees of $2,500 for each board meeting attended, and meeting fees of $1,000 for each committee meeting attended (except for audit committee and special committee meetings, for which the fee is $2,500 per meeting attended). James H. Bloem, Chairman of the Board, receives an additional annual cash retainer of $30,000. Olivia F. Kirtley receives an additional annual cash retainer of $24,000 for serving as Chairman of the Audit Committee. David Braddock, Chairman of the Ethics and Compliance Committee, Robert E. Hallagan, Chairman of the Executive Compensation Committee, Robert Le Blanc, Chairman of the Mergers and Acquisitions Committee, and Steven B. Epstein, Chairman of the Corporate Governance and Nominating Committee, each receive an additional annual cash retainer of $18,000 for serving as committee chairs. Directors who are employees of ResCare do not receive additional compensation for service on the Board or its committees.

In addition to cash compensation, each of the non-employee directors other than Mr. Le Blanc received a one-time grant of 62 Primary Stock Options in 2011.

Fiscal 2013 Director Compensation Table

The following table shows compensation paid or awarded to our non-employee directors for the year ended December 31, 2013. Ralph G. Gronefeld, the Company’s President and Chief Executive Officer, is not included in this table because he is an employee of the Company and thus receives no compensation for his service as a director. Steven S. Reed, who resigned as a director upon his appointment as Chief Legal Officer in April 2013, is also not included. Mr. Gronefeld’s and Mr. Reed’s compensation from the Company is reported in the Summary Compensation Table.

	Fees Earned or
Name	Paid in Cash	Stock Awards (3)	Total
James H. Bloem	$93,500	$—	$93,500
David L. Braddock (1)	77,000	—	77,000
William E. Brock	80,500	—	80,500
Steven B. Epstein	70,000	—	70,000
Robert Hallagan	82,500	—	82,500
Olivia F. Kirtley	89,500	—	89,500
Robert M. Le Blanc (2)	—	—	—

(1)         The fees for Dr. Braddock are paid to University Physicians, Inc., the Colorado University faculty practice plan of which Dr. Braddock is a member.

(2)         The director fees for Mr. Le Blanc are paid to Onex Partners Management LP. Mr. Le Blanc declined the options awarded to non-employee directors in 2011 based on the policies of his employer.

(3)         No stock option awards were granted in 2013.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ResCare is a wholly owned subsidiary of Onex Rescare Holdings Corp. (“ResCare Holdings”). The following table sets forth information with respect to the beneficial ownership of ResCare Holdings voting and non-voting common stock as of February 18, 2014 by:

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

	Number of Shares		Percent
Name of Beneficial Owner	Beneficially Owned(1)		of Class (2)
DIRECTORS AND NAMED EXECUTIVE OFFICERS
James H. Bloem	36		*
David L. Braddock, Ph.D.	36		*
William E. Brock	36		*
Steven B. Epstein	76		*
Robert E. Hallagan	36		*
Olivia F. Kirtley	36		*
Robert M. Le Blanc	—	(3)	—
Ralph G. Gronefeld, Jr.	1,099		2.3%
Patrick G. Kelley	294		*
D. Ross Davison	17		*
Roderick D. Purdy	14		*
Steven S. Reed	36		*
All directors and executive officers as a group (12 persons) (4)	1,716		3.6%

OTHER SECURITY HOLDERS WITH MORE THAN 5% OWNERSHIP
Onex Corporation	46,550	(5)	97.7%

*                Less than 1%.

(1)         Includes 36 exercisable stock options for each of Messrs. Bloem, Braddock, Brock, Epstein, Hallagan, and Ms. Kirtley. Includes the following number of exercisable stock options for the named executive officers: Mr. Gronefeld — 429; Mr. Kelley — 285; Mr. Davison — 15; Mr. Purdy — 14; and Mr. Reed — 36.

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

Certain Relationships and Related Person Transactions

Management agreement

The Company is party to an Amended and Restated Management Services Agreement with Onex Partners Manager LP, an affiliate of Onex Partners III LP. Under this agreement, Onex Partners Manager has been retained to provide consulting services in exchange for an annual advisory fee of $650,000. Robert Le Blanc is managing director of Onex Partners Manager LP.

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

Finance

U.S. Bank National Association, a subsidiary of U.S. Bancorp, is a member of the lender group under the Company’s senior secured credit facility, holding approximately 9.3% of the outstanding indebtedness thereunder. Mrs. Olivia Kirtley, a member of the Company’s Board of Directors, is also a member of U.S. Bancorp’s board of directors. This credit facility was negotiated on an arm’s length basis with no involvement by Mrs. Kirtley.

Consulting Services

Dr. David L. Braddock, a member of the Company’s Board of Directors, provides consulting services to the Company under the terms of a consultation agreement with an organization affiliated with the University of Colorado, of which Dr. Braddock is a member. The payments to the organization in 2013 were $26,192, of which Dr. Braddock receives a portion.

Korn/Ferry International, was engaged to assist in personal recruitment for various positions.  Robert Hallagan, the vice chairman of board leadership services for Korn/Ferry International, is a member of the Company’s Board of Directors.  Payments for these services totaled $78,181 in 2013.

Legal

Epstein, Becker & Green, P.C. (EBG), provides legal services to the Company from time to time. Steven Epstein, a founder and shareholder of EBG, is a member of the Company’s Board of Directors. Payments for these services totaled $6,971 in 2013.

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

Item 14.                                                  Principal Accounting Fees and Services

The following table (in thousands) presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the company’s annual financial statements for 2013 and 2012 and fees billed for other services rendered by PricewaterhouseCoopers LLP.

	2013	2012
Audit fees	$975	$942
Audit-related fees	—	—
Total audit and audit-related fees	975	942
Tax fees	2	25
All other fees	—	—
Total fees	$977	$967

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
4.1

Indenture by and among Res-Care, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee dated as of December 22, 2010, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-4 (Reg. No. 333-173527).

4.2	Form of 10.75% Senior Note Due 2019 (included as an exhibit to Exhibit 4.1), incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-4 (Reg. No. 333-173527).

Exhibit	Description of Exhibit

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

10.4	Employment Agreement between Res-Care, Inc. and Patrick G. Kelley, incorporated by reference to Exhibit 10.5 to Res-Care, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.5	Employment Agreement, as amended, between Res-Care, Inc. and Roderick D. Purdy dated as of March 15, 2012 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 6, 2012).
10.6	Employment Agreement, as amended, between Res-Care, Inc. and D. Ross Davison dated as of March 31, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 6, 2013).
10.7	Employment Agreement, as amended, between Res-Care, Inc. and Steven S. Reed dated as of May 6, 2013 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 6, 2013).
*21.1	Subsidiaries of the Registrant
*31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RES-CARE, INC

Date:	February 18, 2014	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President, Chief Executive Officer and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph G. Gronefeld, Jr.	President, Chief Executive Officer and	February 18, 2014
Ralph G. Gronefeld, Jr.	Director (Principal Executive Officer)

/s/ D. Ross Davison	Vice President — Chief Financial	February 18, 2014
D. Ross Davison	Officer (Principal Accounting Officer)

/s/ James H. Bloem	Chairman of the Board	February 18, 2014
James H. Bloem

/s/ David Braddock	Director	February 18, 2014
David Braddock

/s/ Robert E. Hallagan	Director	February 18, 2014
Robert E. Hallagan

/s/ Olivia F. Kirtley	Director	February 18, 2014
Olivia F. Kirtley

/s/ Robert M. Le Blanc	Director	February 18, 2014
Robert M. Le Blanc

/s/ William E. Brock	Director	February 18, 2014
William E. Brock

/s/ Steven B. Epstein	Director	February 18, 2014
Steven B. Epstein

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To Board of Directors and shareholder of Res-Care, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, shareholder’s equity and cash flows present fairly in all material respects, the financial position of Res-Care, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1), for the years ended December 31, 2013 and December 31, 2012, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors

Res-Care, Inc.:

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Res-Care, Inc. and subsidiaries (“the Company”) for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II.  The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Louisville, Kentucky
February 16, 2012

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec-31,	Dec-31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$29,997	$50,134
Accounts receivable, net of allowance for doubtful accounts of $11,900 in 2013 and $11,997 in 2012	241,873	228,377
Deferred income taxes	19,811	17,589
Non-trade receivables	6,852	3,942
Prepaid expenses and other current assets	19,578	18,174
Total current assets	318,111	318,216
Property and equipment, net	101,021	97,030
Goodwill	308,350	288,265
Other intangible assets, net	333,613	321,293
Other assets	25,182	27,154
Total assets	$1,086,277	$1,051,958
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$34,089	$37,738
Accrued expenses	120,803	114,876
Current portion of long-term debt	14,291	14,695
Current portion of obligations under capital leases	6,516	6,052
Accrued income taxes	—	1,813
Total current liabilities	175,699	175,174
Long-term liabilities	39,143	56,469
Long-term debt	345,506	358,420
Obligations under capital leases	13,724	11,632
Deferred income taxes	116,084	106,253
Total liabilities	690,156	707,948

Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2013 and 2012	—	—
Additional paid-in capital	247,053	244,345
Retained earnings	149,617	99,734
Accumulated other comprehensive (loss) income	(549)	30
Total shareholder’s equity-Res-Care, Inc.	396,121	344,109
Noncontrolling interest	—	(99)
Total shareholder’s equity	396,121	344,010
Total liabilities and shareholder’s equity	$1,086,277	$1,051,958

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year ended	Year ended	Year ended
	Dec-31,	Dec-31,	Dec-31,
	2013	2012	2011

Revenues	$1,616,633	$1,599,109	$1,579,335
Cost of services	1,204,568	1,194,494	1,190,410
Gross profit	412,065	404,615	388,925

Operating expenses:
Operational general and administrative	238,685	233,838	229,254
Corporate general and administrative	69,657	61,618	55,771
Total operating expenses	308,342	295,456	285,025

Operating income	103,723	109,159	103,900

Other expenses:
Interest expense, net	32,867	35,257	42,059
Loss on extinguishment of debt	—	7,129	—
Total other expenses, net	32,867	42,386	42,059
Income from continuing operations before income taxes	70,856	66,773	61,841
Income tax expense	21,083	25,760	20,005
Income from continuing operations	49,773	41,013	41,836
Income from discontinued operations, net of tax	—	—	11,156
Net income	49,773	41,013	52,992
Net loss-noncontrolling interest	(110)	(110)	(171)
Net income - Res-Care, Inc.	49,883	41,123	53,163

Other comprehensive income:
Foreign currency translation adjustments	(579)	206	(433)
Comprehensive income attributable to Res-Care, Inc.	$49,304	$41,329	$52,730

Total comprehensive income	$49,194	$41,219	$52,559

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Total
Balance at December 31, 2010	21,345	—	$236,726	$5,448	$257	$182	$242,613

Net income (loss)	—	—	—	53,163	—	(171)	52,992
Foreign currency translation adjustment arising during period	—	—	—	—	(433)	—	(433)
Share-based compensation	—	—	2,383	—	—	—	2,383
Funds contributed by co-investors	—	—	1,400	—	—	—	1,400

Balance at December 31, 2011	21,345	—	$240,509	$58,611	$(176)	$11	$298,955

Net income (loss)	—	—	—	41,123	—	(110)	41,013
Foreign currency translation adjustment arising during period	—	—	—	—	206	—	206
Share-based compensation	—	—	3,836	—	—	—	3,836

Balance at December 31, 2012	21,345	—	$244,345	$99,734	$30	$(99)	$344,010

Net income (loss)	—	—	—	49,883	—	(110)	49,773
Foreign currency translation adjustment arising during period	—	—	—	—	(579)	—	(579)
Acquisition of remaining noncontrolling interest during period	—	—	(209)	—	—	209	—
Share-based compensation	—	—	2,917	—	—	—	2,917
Balance at December 31, 2013	21,345	—	$247,053	$149,617	$(549)	$—	$396,121

See accompanying notes to consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended	Year ended	Year ended
	Dec-31,	Dec-31,	Dec-31,
	2013	2012	2011

Operating activities:
Net income	$49,773	$41,013	$52,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,395	33,371	20,992
Amortization of discount and deferred debt issuance costs	3,481	2,961	2,943
Share-based compensation	2,917	3,836	2,383
Deferred income taxes, net	7,609	4,062	4,450
Provision for losses on accounts receivable	5,005	5,679	5,851
Loss on extinguishment of debt, net of original issue discount paid	—	6,400	—
Write down of assets held for sale	—	—	1,642
Loss on sale of assets	94	238	481
Changes in operating assets and liabilities:
Accounts receivable	(17,425)	(12,967)	(10,125)
Prepaid expenses and other current assets	(3,990)	3,013	342
Other assets	(2,197)	(3,923)	(3,657)
Accounts payable	(3,925)	(8,369)	(9,711)
Accrued expenses	5,477	(8,368)	(3,846)
Accrued income taxes	(2,066)	12,276	(10,668)
Long-term liabilities and other	(17,846)	1,099	18,543
Cash provided by operating activities	61,302	80,321	72,612
Investing activities:
Purchases of property and equipment	(20,610)	(15,485)	(13,507)
Acquisitions of businesses, net of cash acquired	(39,318)	(30,690)	(23,106)
Proceeds from sale of assets	535	166	221
Cash used in investing activities	(59,393)	(46,009)	(36,392)
Financing activities:
Long-term debt repayments	(14,709)	(174,718)	(38,824)
Long-term debt borrowings	—	175,000	—
Payments on obligations under capital leases	(7,206)	(6,034)	(92)
Debt issuance costs	(2)	(4,008)	(561)
Funds contributed by co-investors	—	—	1,400
Cash used in financing activities	(21,917)	(9,760)	(38,077)
Effect of exchange rate changes on cash and cash equivalents	(129)	(69)	(44)
(Decrease) increase in cash and cash equivalents	(20,137)	24,483	(1,901)
Cash and cash equivalents at beginning of period	50,134	25,651	27,552
Cash and cash equivalents at end of period	$29,997	50,134	$25,651

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$30,271	$32,038	$30,737
Income taxes (net of refunds of $0.1 million, $6.3 million and $0.3 million, respectively)	15,776	10,155	5,864
Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	1,110	2,374	2,138
Capital lease obligations (see Note 12)	9,763	5,752	—
Settlement of Seller obligations in connection with acquisitions	1,240	—	2,706
Purchases of property and equipment in accounts payable	276	—	—

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

We receive revenues primarily from the delivery of residential, therapeutic, job training and educational support services to various populations with special needs. We also receive revenues from providing closed-door pharmacy related services to individuals with intellectual and developmental disabilities.

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

Certain immaterial reclassifications between segments have been made to prior year amounts to conform to 2013 presentation.

Segments

Effective January 1, 2013, we began managing and operating our Pharmacy Services as a new reporting segment.    The pharmacy operations were previously included with our Residential Services segment.  As a result of this change, the results of our Residential Services segment have been retrospectively recast for all periods presented. In addition, effective July 1, 2013, we made certain changes within our business lines to meet our future growth objectives.    Some of the components and structure within certain reportable segments changed and our Youth Services segment’s name changed to Education and Training Services.  The majority of our Residential Youth reporting unit moved from the Education and Training Services segment to the Residential Services segment.  We also moved a small operation from our ResCare HomeCare segment to our Education and Training Services segment.  Therefore, as of July 1, 2013, our reportable segments are: (i) Residential Services, (ii) ResCare HomeCare, (iii) Education and Training Services, (iv) Workforce Services and (v) Pharmacy Services.

Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Education and Training Services consists of our Job Corps centers, alternative education programs, charter schools, training for professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction.  Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy business focused on serving individuals with intellectual and developmental disabilities.  We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability.  We have presented prior periods to reflect the change in our segments.  Further information regarding our segments is included in Note 9.

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

Education and Training Services: Revenues include amounts reimbursable under cost reimbursement contracts with the Department of Labor (“DOL”) for operating Job Corps centers for education and training programs. The contracts provide reimbursement for direct facility and program costs related to operations, allowable indirect costs for general and administrative costs, plus a predetermined management fee, normally a combination of fixed and performance-based. Final determination of amounts due under the contracts is subject to audit and review by the applicable government agencies. Additional revenues are reimbursed from various state government agencies including Medicaid programs as we operate school and other training related programs in multiple states. Revenue is recognized in the period associated costs are incurred and services are rendered.

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

Pharmacy Services: Revenues are derived primarily from the Federal Medicare Part D plan, State Medicaid programs and other third-party payors.  Revenue is reported at the amount ultimately expected to be received from these payors, which is net of the contractual allowance.  The contractual allowance is the difference between the covered charges and the benefit plan amount.  Revenue is recognized in the period pharmaceutical medications are shipped or at the time consultant pharmacist services are rendered.

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

We are substantially dependent on revenues received under contracts with federal, state and local government agencies. Operating funding sources for 2013 were approximately 68% through Medicaid reimbursement, 7% from the DOL and 25% from other payors. For 2012 and 2011, the funding sources were approximately 66%, 8% and 26%, respectively.    There was no single customer whose revenue was 10% or more of our consolidated revenue for any reporting period presented. Generally, these contracts are subject to termination at the election of governmental agencies and in certain other circumstances such as failure to comply with applicable regulations or quality of service issues.

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

Valuation of Long-Lived Assets

We regularly review the carrying value of long-lived assets with respect to any events or circumstances that indicate a possible inability to recover their carrying amount. Indicators of impairment include, but are not limited to, loss of contracts, significant census declines, reductions in reimbursement levels, significant litigation and impact of economic conditions on service demands and levels. Our evaluation is based on undiscounted cash flows, profitability and projections that incorporate current and projected operating results, as well as significant events or changes in the reimbursement or regulatory environment. If circumstances suggest the recorded amounts cannot be recovered, the carrying values of such assets are reduced to fair value.

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill was recorded for the Onex transaction (see Note 2) to reflect the amount of purchase price in excess of the fair value of the Company’s net assets. Other indefinite-lived intangible assets include licenses that are essential for ResCare to operate its businesses in various states and other jurisdictions. Goodwill and other indefinite-lived intangible assets are not amortized. We test goodwill and other indefinite-lived intangible assets for impairment annually, unless changes in circumstances indicate impairment may have occurred sooner. We test goodwill on a reporting unit basis, in which a reporting unit is generally defined as the operating segment, but can be a component of an operating segment. The goodwill impairment test is a two-part test. Step One of the impairment test compares the fair values of each of our reporting units to their carrying value. If the fair value is less than the carrying value for any of our reporting units, Step Two must be completed. Step Two of the impairment test compares the implied fair value of each of our reporting unit’s goodwill with the carrying amount of the respective reporting unit’s goodwill.  If the carrying amount of a reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss must be recognized for the excess. Fair values for goodwill are typically determined using an income approach (using discounted cash flow analysis method) or a market approach (using the guideline company method or the guideline transactions method), or it can be based on a weighted average of both methods. Due to limited comparability to our reporting units of the comparable guideline companies and limited financial information available surrounding the transactions for companies sold, we solely utilized the discounted cash flow analysis to establish fair values in our 2013 and 2012 annual impairment test. Fair values for indefinite-lived intangible assets are measured using the cost approach.

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

Insurance Losses

We self-insure a substantial portion of our general and professional liability, automobile, workers’ compensation and health benefit risks. Provisions for losses for workers’ compensation risks and health benefits are based upon actuarially-determined estimates and include an amount determined from reported claims and an amount based on past experiences for losses incurred but not reported. Estimates of workers’ compensation claims reserves have been discounted using a discount rate of 3% at December 31, 2013 and 2012.  Provisions for general and professional and automobile liabilities are recorded on a claims made basis, which includes estimates of fully developed losses for both reported and unreported claims.  Accruals for general and professional and automobile liabilities are based on analyses performed internally by management.  The liabilities are evaluated quarterly and any adjustments are reflected in earnings in the period identified. We have excess general and professional liability and automobile insurance coverages. These liabilities are necessarily based on estimates and, while we believe that the provision for loss is adequate, the ultimate liability may be more or less than the amounts recorded.

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

We act as custodian of assets where we have contracts to operate facilities or programs owned or leased by the DOL, various states and private providers.  These assets are not recorded in our property and equipment.

Foreign Currency Translation

Our Canadian subsidiary designates its local currency as its functional currency. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of our accumulated other comprehensive income (loss) in shareholder’s equity.

Share-based Compensation

The Company accounts for share-based compensation based on the provisions of ASC 718, Stock Compensation, (“ASC 718”).  Our share-based compensation plans and share-based payments are described more fully in Note 11, Share-based Compensation.

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

Impact of Recently Issued Accounting Pronouncements

We do not believe there are any new accounting pronouncements that have been issued that have a material impact on our financial position, results of operations or cash flows.

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

In connection with the closures of the Netherlands and Germany operations, we recorded charges of $1.5 million in the fourth quarter of 2010 and $1.4 million in the first quarter of 2011. These charges included exit costs for severance and lease obligations, as well as charges for vendor and customer claims. These costs were paid during 2011.

There were no additional charges during 2013 and 2012 related to the closure and sale activities noted above.  Liabilities for vendor and customer claims associated with the Netherlands and Germany closures were $0.6 million and $0.7 million as of December 31, 2013 and December 31, 2012, respectively.

Summarized financial information for the discontinued operations is set forth below:

2011

Revenues	$4,465
Cost of services	5,688
Gross loss	(1,223)
Operational general and administrative expense	5,010
Goodwill impairment charge	—
Other expense	2,198
Interest expense, net	173
Loss from discontinued operations, before income taxes	(8,604)
Income tax benefit (1)	19,760
Income from discontinued operations, net of tax	$11,156

(1)         The twelve months ended December 31, 2011 include U.S. tax benefits of $19.8 million attributed to the discontinued international operations. During the third quarter, a U.S. tax election was made which changed the tax status and triggered the recognition of tax basis associated with international operations. The 2011 tax benefit related to this election is $18.3 million.

4.             Acquisitions

2013

We completed 11 acquisitions within our Residential Services and ResCare HomeCare segments during 2013. Aggregate consideration for these acquisitions was approximately $41.7 million, including $1.1 million of notes issued and $1.2 million related to the net settlement of seller obligations. The operating results of the acquisitions are included in the consolidated financial statements from the dates of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The aggregate purchase price for these acquisitions was allocated as follows:

Accounts receivable	$1,076
Property and equipment	1,068
Other intangible assets	19,563
Goodwill	20,077
Prepaid expenses and other current assets	324
Liabilities	(440)
Aggregate purchase price	$41,668

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete, which will all be amortized over two to twenty years. We expect all of the $20.1 million of goodwill will be deductible for tax purposes.

2012

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

The other intangible assets consist primarily of customer relationships, trade names and covenants not to compete, which will all be amortized over two to twenty years. We expect all of the $19.4 million of goodwill will be deductible for tax purposes.

5.     Goodwill and Intangible Assets

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1. A change in our reportable segments, more fully described herein in Note 1, resulted in a change in the composition of our reporting units, which is the unit of accounting for goodwill.  Accordingly, we reallocated goodwill between our reporting units using the relative fair value approach.  A summary of changes to goodwill is as follows:

			Education
			and
	Residential	ResCare	Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total

Balance at December 31, 2011	$152,459	$63,171	$15,311	$32,720	$4,036	$267,697
Goodwill added through acquisition	15,936	3,163	—	—	290	19,389
Other	1,179	—	—	—		1,179
Balance at December 31, 2012	169,574	66,334	15,311	32,720	4,326	288,265
Goodwill added through acquisition	12,864	7,213	—	—	—	20,077
Other	8	—	—	—	—	8
Balance at December 31, 2013	$182,446	$73,547	$15,311	$32,720	4,326	$308,350

For our October 1, 2013 annual impairment test, all reporting units passed Step One.  The ResCare HomeCare reporting unit passed Step One with a fair value that exceeded its carrying value by a 7 percent margin. Inability to meet projected results utilized in the annual impairment test could lead to a potential impairment in the future.

Intangible assets are as follows:

	December 31, 2013		December 31, 2012
		Accumulated		Accumulated	Life
	Gross	Amortization	Gross	Amortization	(Years)

Licenses	$226,955	$—	$226,706	$—	Indefinite
Trade names	63,933	10,272	63,060	6,824	5-20
Customer relationships	57,296	7,993	40,479	4,855	15-20
Covenants not to compete	5,747	2,420	4,069	1,831	2-5
Other intangible assets	751	384	748	259	5-20
	$354,682	$21,069	$335,062	$13,769

Amortization expense on the intangible assets for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was approximately $7.3 million, $6.7 million and $6.2 million, respectively.

Estimated amortization expense for the next five years is as follows:

Year Ending December 31:

2014	$8,989
2015	8,633
2016	8,175
2017	7,566
2018	6,933

6.             Debt

Long-term debt and obligations under capital leases consist of the following:

	December 31,
	2013	2012

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	157,513	170,625
Senior secured Revolving Facility	—	—
Obligations under capital leases	20,240	17,683
Notes payable and other	2,284	2,491
	380,037	390,799
Less current portion	20,807	20,747
	$359,230	$370,052

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

On April 5, 2012, we entered into a new senior secured credit facility (the “Credit Agreement”) in an aggregate principal amount of $375 million, which replaced our 2010 senior secured revolving credit facility and the senior secured term loan (the “Term Loan B”). The Credit Agreement consists of a term loan (the “Term Loan A”) in an aggregate principal amount of $175 million and a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $200 million. The Term Loan A and the Revolving Facility each mature on April 5, 2017. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A as follows: (i) 5% during each of the first two years after funding, (ii) 10% during the third year after funding and (iii) 15% during each of the final two years of the term. The balance of the Term Loan A is payable at maturity. Pricing for the Term Loan A will be variable, at the London Interbank Offer Rate (LIBOR) plus a spread, which is currently 275 basis points. LIBOR is defined as having no minimum rate. The spread varies between 225 and 300 basis points depending on our total leverage ratio.  The proceeds of the Term Loan A were used to repay the Company’s prior Term Loan B and pay certain related fees and expenses. The proceeds of the Revolving Facility may be used for working capital and for other general corporate purposes permitted under the Credit Agreement, including certain acquisitions and investments. The Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The Credit Agreement contains various financial covenants relating to capital expenditures and rentals, and requires us to maintain specific ratios with respect to interest coverage and leverage. The agreement continues to provide for the exclusion of charges incurred with the resolution of certain legal proceedings provided in Note 15 to Notes to the Condensed Consolidated Financial Statements, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

We recorded a loss on extinguishment of debt of $7.1 million in the three months ended June 30, 2012 associated with termination of the 2010 senior secured revolving credit facility and the Term Loan B prepayment. Loss on extinguishment of debt consists principally of write-offs of unamortized deferred debt issuance costs and original issue discount.

Our obligations under capital leases are $20.2 million and $17.7 million as of December 31, 2013 and December 31, 2012, respectively, due primarily to vehicle capital leases as disclosed further in Note 12.  The current portion of these lease obligations was $6.5 million and $6.0 million as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, we had irrevocable standby letters of credit in the principal amount of $43.3 million issued primarily in connection with our insurance programs. As of December 31, 2013, we had $156.7 million available under the amended and restated revolving facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR at our option. As of December 31, 2013, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of December 31, 2013. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the Revolving Facility. We are in compliance with our debt covenants at December 31, 2013.

Maturities of long-term debt and obligations under capital leases are as follows:

Year Ending December 31

2014	$20,807
2015	27,942
2016	30,772
2017	99,161
2018	1,285
Thereafter	200,070
$380,037

7.             Income Taxes

Income tax expense attributable to income from continuing operations is summarized as follows:

	2013	2012	2011

Current:
Federal	$11,041	$18,097	$9,868
State	2,104	3,267	2,370
Foreign	328	334	393
Total current	13,473	21,698	12,631
Deferred:
Federal	6,451	2,399	6,250
State	1,159	1,658	1,160
Foreign	—	5	(36)
Total deferred	7,610	4,062	7,374

Total income tax expense	$21,083	$25,760	$20,005

A reconciliation of the U.S. Federal income tax rate of 35% to income tax expense (benefit) expressed as a percent of pretax income from continuing operations follows:

	2013	2012	2011
Current:
Federal income tax at the statutory rate	35.0%	35.0%	35.0%
Increase in income tax expense (benefit)
State and foreign income taxes, net of federal benefits	3.5	4.3	4.4
Jobs tax credits, net	(9.7)	(2.3)	(5.9)
Nondeductible expenses	0.7	0.4	(1.1)
Reserve for uncertain tax positions	(0.1)	1.3	—
Other	0.3	(0.1)	—
	29.7%	38.6%	32.4%

On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  Under ASC 740, changes to tax laws are not recognized until the enactment date.  Accordingly, the net impact of the reinstatement of the jobs credit provisions relative to credits generated during 2012 ($2.9 million), as well as jobs credits generated during 2013 ($3.4 million), were recognized in 2013.

As of December 31, 2013, we have state net operating loss carryforwards of approximately $77 million, which are available to offset future taxable income, if any, of certain entities in certain states. These carryforwards will expire between 2014 and 2033. Application of some of these carryforwards is limited under the change of ownership provisions. These carryforwards have been partially or fully offset by valuation allowances, as our ability to apply these carryforwards may be limited.

As of December 31, 2013, we have federal foreign tax credit carryforwards of approximately $0.9 million. If not used, these carryforwards will expire between 2016 and 2019. These credit carryovers have been fully offset by a valuation allowance as our ability to apply these carryovers is subject to limitation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	2013	2012
Deferred tax assets:
Accounts receivable	$4,278	$9,191
Property and equipment	849	922
Workers’ compensation costs	12,035	12,043
Compensated absences	5,665	5,081
Share-based compensation	3,367	2,425
Other insurance reserves	5,577	11,835
Unfavorable lease adjustments	506	857
Other liabilities and reserves	3,975	2,174
Deferred state income tax net operating loss carryforwards	3,611	3,233
Deferred tax credits, foreign tax credit carryforwards and other	1,689	2,123
Total gross deferred tax assets	41,552	49,884
Less valuation allowance	4,478	3,659
Net deferred tax assets	37,074	46,225
Deferred tax liabilities:
Revenue adjustments	—	5,651
Property and equipment	2,799	5,971
Goodwill and other intangible assets	129,828	122,031
Other	720	1,236
Total deferred tax liabilities	133,347	134,889
Net deferred tax liability	$(96,273)	$(88,664)
Classified as follows:
Current deferred income tax assets	$19,811	$17,589
Noncurrent deferred income tax liability	(116,084)	(106,253)
Net deferred tax liability	$(96,273)	$(88,664)

A valuation allowance for deferred tax assets was provided as of December 31, 2013 related to state income tax net operating loss carryforwards and federal foreign tax credit carryovers. The realization of deferred tax assets is dependent upon generating future taxable income when temporary differences become deductible. Based upon the historical and projected levels of taxable income, we believe it is more likely than not that we will realize the benefits of the deductible differences after consideration of the valuation allowance.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows:

	Dec-31,	Dec-31,	Dec-31,
	2013	2012	2011

Balance at beginning of year	$2,169	$804	$438
Increase related to prior year tax positions	60	1,478	—
Decrease related to prior year tax positions	(21)	(9)	(37)
Increase related to current year tax positions	—	—	536
Settlements	—	—	(22)
Lapse of statute of limitations	(77)	(104)	(111)
Balance at end of year	$2,131	$2,169	$804

Included in the balance of total unrecognized tax benefits at December 31, 2013 are potential benefits of $0.5 million, which if recognized, would affect the effective tax rate on income from continuing operations for the year ended December 31, 2014.

We file numerous consolidated and separate income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, we are no longer subject to income tax examinations by the taxing authorities for years prior to 2009. We believe that we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter. We expect that the amounts of unrecognized tax benefits will be reduced by $0.5 million within the next twelve months.

Total accrued interest and penalties as of December 31, 2013 are approximately $0.4 million and are included in accrued expenses.

8.             Detail of Certain Balance Sheet Accounts

Property and equipment is summarized as follows:

	2013	2012

Land and land improvements	$6,846	$6,879
Furniture and equipment	50,744	51,359
Buildings	26,972	26,298
Leasehold improvements	18,192	15,285
Vehicles under capital lease (Note 12)	30,967	23,017
Buildings under capital lease	1,252	1,252
Equipment under capital lease	278	472
Software under capital lease	269	269
Construction in progress	4,846	2,290
	140,366	127,121
Less accumulated depreciation and amortization	39,345	30,091
Net property and equipment	$101,021	$97,030

Other assets are as follows:

	2013	2012

Long-term receivables and advances to managed facilities	$3,280	$2,621
Deposits	3,981	3,904
Deferred debt issuance costs	9,085	11,498
Insurance recoveries	7,352	7,193
Other assets	1,484	1,938
	$25,182	$27,154

Accrued expenses are as follows:

	2013	2012

Wages and payroll taxes	$46,878	$43,824
Compensated absences	19,709	18,025
Health insurance	6,415	7,199
Workers’ compensation insurance	14,740	14,154
Automobile insurance	1,960	1,869
Professional services	6,397	2,312
General and professional liability insurance	2,841	1,679
Taxes other than income taxes	6,125	9,696
Interest	10,852	10,962
Deferred revenue	956	1,045
Other	3,930	4,111
	$120,803	$114,876

Long-term liabilities are as follows:

	2013	2012

Workers’ compensation insurance	$26,945	$26,090
Automobile insurance	3,680	3,638
General and professional liability insurance	5,635	24,054
Unfavorable leases	679	1,317
Other	2,204	1,370
	$39,143	$56,469

9.             Segment Information

The following table sets forth information about reportable segment operating results and assets:

			Educational
	Residential	ResCare	& Training	Workforce	Pharmacy		Consolidated
	Services	HomeCare	Services	Services	Services	Corporate	Totals

January 1, 2013-December 31, 2013:

Revenues	$886,262	$365,919	$133,283	$161,904	$69,265	$—	$1,616,633
Operating income (loss)	111,069	28,433	10,763	17,377	6,379	(70,298)	103,723
Total assets	625,680	205,027	51,252	86,840	18,870	98,608	1,086,277
Capital expenditures	8,802	747	102	542	349	10,068	20,610
Depreciation and amortization	21,326	2,816	534	1,170	150	8,399	34,395

January 1, 2012-December 31, 2012:

Revenues	$851,279	$336,975	$150,647	$195,956	$64,252	$—	$1,599,109
Operating income (loss)	117,510	23,852	11,915	12,117	5,280	(61,515)	109,159
Total assets	596,183	183,615	56,723	84,881	12,929	117,627	1,051,958
Capital expenditures	5,843	623	104	486	134	8,295	15,485
Depreciation and amortization	20,413	2,599	604	1,254	153	8,348	33,371

January 1, 2011-December 31, 2011:

Revenues	$822,705	$320,477	$154,347	$218,886	$62,920	$—	$1,579,335
Operating income (loss)	101,694	23,649	13,075	18,352	3,145	(56,015)	103,900
Total assets	544,589	178,474	69,387	93,064	12,042	94,702	992,258
Capital expenditures	6,078	552	72	873	210	5,722	13,507
Depreciation and amortization	11,459	2,063	508	1,325	167	5,407	20,929

10.          Benefit Plans

We sponsor retirement savings plans which were established to assist eligible employees in providing for their future retirement needs. We did not contribute to the Plans during 2013, 2012 and 2011.

11.          Share-Based Compensation

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

Total share-based compensation expense for the periods presented was as follows:

	Dec-31,	Dec-31,	Dec-31,
	2013	2012	2011

Stock options	$2,917	$3,836	$2,383
Tax effect	1,135	1,492	927
Share-based compensation expense, net of tax	$1,782	$2,344	$1,456

A summary of our stock option activity and related information under the Onex Rescare Holdings Corp. Plan is as follows:

		Weighted	Weighted
		Average	Average
	Stock	Exercise	Remaining
	Options	Price	Contractual Life

Outstanding at December 31, 2011	3,556	$5,000.00
Granted	501	5,693.41
Forfeited/canceled	(715)	5,000.00
Outstanding at December 31, 2012	3,342	5,103.95
Granted	357	6,630.67
Forfeited/canceled	(239)	5,000.00
Outstanding at December 31, 2013	3,460	$5,268.66	7.51 years
Exercisable at December 31, 2013	2,030	$5,143.20	7.18 years

We estimated the fair value of each option share granted on the date of grant using a Monte Carlo simulation that uses expected volatility and risk-free interest rate assumptions.  Expected volatilities were based on average volatilities of similar public companies, which ranged from 53.0% to 103.8%.  The risk-free interest rate was based on the U.S. Treasury securities commensurate with the terms of each traunch of the option grant and ranged from 0.11% to 2.65%.  Unrecognized share-based compensation related to stock options under the new Onex Rescare Holdings Corp. Plan as of December 31, 2013 was $3.0 million, which will be recognized over a four-year period.

12.          Lease Arrangements

We lease certain residential and operating facilities, office space and equipment under operating leases which expire at various dates. Rent expense for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, was approximately $71.2 million, $68.6 million and $74.2 million, respectively.  Facility rent, defined as land and building lease expense less amortization of any deferred gain on applicable lease transactions for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011 was approximately $68.4 million, $65.9 million and $64.8 million, respectively. We also lease certain land and buildings and vehicles used in operations under capital leases. These leases expire at various dates through 2022 (including renewal options) and generally require us to pay property taxes, insurance and maintenance costs.

The Company (lessee) has leased its vehicles through a master lease agreement with PHH Vehicle Management Services Corporation (PHH) since 1993.  The lease term per vehicle is a minimum of 12 months and thereafter the minimum term may be continued at the lessee’s election for successive monthly renewal periods until the vehicle is returned to PHH.  This master lease was initially accounted for as an operating lease.  Our lease term per vehicle has gradually increased over the years to a current term of at least 60 months.  A review of this activity was performed during 2012, at which time we determined that we had been incorrectly classifying these leases as operating leases and that capital lease treatment was appropriate due to the increase in the lease term per vehicle.  During 2012, we recorded an out-of-period adjustment relating to capital lease accounting which decreased pre-tax income by approximately $0.7 million ($0.4 million after tax) and increased net property and equipment and capital lease obligations by $16.5 million and $17.3 million, respectively, to correct the accounting treatment for our leased vehicles.  The impact to the cash flow statement was an increase to cash flows from operations and a decrease to financing activities of $5.9 million due to increased depreciation and payments on capital lease obligations.  We evaluated the total out-of-period adjustment in relation to the 2012 periods, as well as the prior periods being presented and concluded that the adjustment was not material to any prior consolidated quarterly and annual financial statement periods.

Future minimum lease payments under capital leases, together with the minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013, are as follows:

	Capital	Operating
Year Ending December 31:	Leases	Leases

2014	$7,664	$66,445
2015	6,066	53,934
2016	4,696	36,717
2017	3,026	24,296
2018	1,329	15,060
Thereafter	71	12,840
Total minimum lease payments	22,852	$209,292
Less amounts representing interest	2,612
Present value of minimum lease payments	20,240
Less current maturities	6,516
Total long-term obligations under capital leases	$13,724

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $31.0 million of vehicles, $1.2 million of buildings, $0.3 million of equipment and $0.3 million of software as of December 31, 2013.  Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $23.0 million of vehicles, $1.2 million of buildings, $0.5 million of equipment and $0.3 million of software as of December 31, 2012.  The accumulated depreciation related to assets under capital leases was $13.0 million and $7.6 million as of December 31, 2013 and 2012, respectively.

13.          Fair Value

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

14.          Financial Instruments

At December 31, 2013 and 2012, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt:
10.75% senior notes	$200,000	$223,500	$200,000	$221,000
Senior secured Term Loan A	157,513	157,513	170,625	170,625
Senior secured Revolving Facility	—	—	—	—
Notes payable and other	2,284	2,200	2,491	2,410

We estimate the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

15.          Commitments and Contingencies

Litigation

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimates of the possible losses or ranges of losses in excess of amounts accrued, if any, can be made at this time because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. While we do not believe the ultimate liability, if any, for these proceedings or claims, individually or in the aggregate, in excess of amounts already provided, will have a material adverse effect on our financial condition, results of operations or cash flows or may affect our reputation, it is reasonably possible they could.

In March 2007, a lawsuit was filed in Bernalillo County, New Mexico State Court styled Larry Selk, by and through his legal guardian, Rani Rubio v. Res-Care New Mexico, Inc., Res-Care, Inc., et al. The lawsuit sought compensatory and punitive damages for claims of negligence, negligence per se, violations of the Unfair Practices Act and violations of the Resident Abuse and Neglect Act. On February 19, 2010, ruling on post-trial motions, the New Mexico trial court judge approved a final award of $15.5 million, plus statutory interest, in favor of plaintiffs. We, as well as the plaintiffs, appealed. A settlement was reached among all parties in the third quarter of 2013 and was approved by the court in

November.  The settlement was paid in November. The pre-tax charges recorded in connection with various legal matters, including settlement of the Selk matter, increased by $8.3 million in 2013 over 2012.

16.          Related Party Transactions

In connection with the Onex transaction (Note 2), we pay Onex Corporation an annual advisory fee of $0.7 million for its services under an agreement that was effective December 22, 2010 for an initial term of ten years.

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

17.          Quarterly Data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2013 (1) (2)
Revenues	$389,454	$396,233	$409,934	$421,012
Gross profit	95,078	101,065	104,511	111,411
Net income:
Net income-including noncontrolling interest	$11,296	$10,239	$11,334	$16,904
Net loss-noncontrolling interest	(36)	(40)	(34)	—
Net income - Res-Care, Inc.	$11,332	$10,279	$11,368	$16,904

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2012 (1) (3)
Revenues	$397,342	$399,902	$396,838	$405,027
Gross profit	98,062	98,759	100,841	106,953
Net income:
Net income-including noncontrolling interest	$5,735	$4,799	$12,244	$18,235
Net loss-noncontrolling interest	(30)	(31)	(24)	(25)
Net income - Res-Care, Inc.	$5,765	$4,830	$12,268	$18,260

(1)   The first and third quarters of 2013 include a $3.3 million and $0.1 million, respectively, reduction to income tax expense related to the reinstatement of the jobs credit provisions retroactive to January 1, 2012.  No jobs credit was included in the 2012 quarters.

(2)   Second quarter of 2013 includes an overstatement of gross profit of $1 million ($0.6 million, net of tax) related to an erroneous physical inventory adjustment  in our Pharmacy operation.  This error was corrected in the third quarter of 2013 by decreasing gross profit by $1 million ($0.6 million, net of tax).  The third quarter of 2013 also included an adjustment which decreased revenues by $1.3 million, of which $0.5 million related to 2012, $0.4 million related to the first quarter of 2013 and $0.4 million related to the second quarter of 2013.  The net impact of these combined items decreased net income for the third quarter of 2013 by approximately $2.3 million before tax ($1.4 million after tax).

(3)   Second quarter of 2012 includes a $7.1 million ($4.4 million, net of tax) charge related to a loss on extinguishment of debt from our refinancing.

18.          Noncontrolling Interest

Effective October 1, 2013, ResCare acquired the remaining 33.3% interest in Rest Assured LLC, for no cash compensation.  Prior to this transaction, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC

810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that noncontrolling interest be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.  Balances are as follows:

Noncontrolling interest as of December 31, 2011	$11
Net loss-noncontrolling interest	(110)
Noncontrolling interest as of December 31, 2012	(99)
Net loss-noncontrolling interest	(110)
Acquisition of remaining noncontrolling interest	209
Noncontrolling interest as of December 31, 2013	$—

19.          Onex Rescare Holdings Corp

Onex Rescare Holdings Corp (“ResCare Holdings”) was formed as part of Onex’s acquisition of Res-Care, Inc. (as described in Note 2) to ultimately own the common shares of Res-Care, Inc. ResCare Holdings is a holding company and currently conducts no ongoing operations. ResCare Holdings maintains an investment in Res-Care, Inc. and has no other assets or liabilities. ResCare Holdings had no income statement activity for the 2013, 2012 and 2011 periods and the consolidated statement of comprehensive income for ResCare Holdings for the 2013, 2012 and 2011 periods is the same as the Res-Care, Inc. statements of comprehensive income.  ResCare Holdings’ consolidated balance sheet, including Res-Care, Inc., is the same as Res-Care, Inc. as of December 31, 2013 and 2012.

20.          Subsidiary Guarantors

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

In connection with the preparation of our condensed consolidated financial statements for the fourth quarter of 2013, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the twelve month period ended December 31, 2012, to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments and collected direct receipts on behalf of certain guarantor and non-guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries. These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net increase or decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments for the twelve months ended December 31, 2012 had the effect of a) decreasing the parent company’s net cash inflows from operating activities and increasing the parent company’s net cash inflows from financing activities by $156.0 million, b) increasing the guarantors’ net cash inflows from operating activities and increasing the guarantors’ net cash outflows from financing activities by $73.9 million and c) decreasing the non-guarantors’ net cash outflows from operating activities and decreasing the non-guarantors’ net cash inflows from financing activities by $82.1 million.  The condensed consolidating statement of cash flows for the twelve month period ended December 31, 2011 did not require adjustment.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2013
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$26,335	$2,860	$802	$—	$29,997
Accounts receivable, net	25,953	215,864	56	—	241,873
Deferred income taxes	19,811	—	—	—	19,811
Non-trade receivables	4,592	2,237	23	—	6,852
Prepaid expenses and other current assets	10,793	8,765	20	—	19,578
Total current assets	87,484	229,726	901	—	318,111

Property and equipment, net	50,854	50,160	7	—	101,021
Goodwill	303,270	27	5,053	—	308,350
Other intangible assets, net	297,535	36,078	—	—	333,613
Intercompany	—	695,097	68,427	(763,524)	—
Investment in subsidiaries	990,793	37,913	—	(1,028,706)	—
Other assets	18,746	6,436	—	—	25,182
	$1,748,682	$1,055,437	$74,388	$(1,792,230)	$1,086,277

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,851	$16,210	$28	$—	$34,089
Accrued expenses	61,175	58,950	678	—	120,803
Current portion of long-term debt	13,125	1,166	—	—	14,291
Current portion of obligations under capital leases	—	6,516	—	—	6,516
Accrued income taxes	—	—	—	—	—
Total current liabilities	92,151	82,842	706	—	175,699

Intercompany	761,430	—	—	(761,430)	—
Long-term liabilities	38,508	635	—	—	39,143
Long-term debt	344,388	1,118	—	—	345,506
Obligations under capital leases	—	13,724	—	—	13,724
Deferred income taxes	116,084	—	—	—	116,084
Total liabilities	1,352,561	98,319	706	(761,430)	690,156

Common stock	—	—	—	—	—
Additional paid-in capital	247,053	478,422	121,814	(600,236)	247,053
Retained earnings	149,617	478,714	(47,178)	(431,536)	149,617
Accumulated other comprehensive (loss) income	(549)	(18)	(954)	972	(549)
Total shareholder’s equity-Res-Care, Inc.	396,121	957,118	73,682	(1,030,800)	396,121

Noncontrolling interest	—	—	—	—	—

Total shareholder’s equity	396,121	957,118	73,682	(1,030,800)	396,121
	$1,748,682	$1,055,437	$74,388	$(1,792,230)	$1,086,277

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

(In thousands)

	December 31, 2012
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$42,633	$4,795	$2,706	$—	$50,134
Accounts receivable, net	21,515	206,491	371	—	228,377
Deferred income taxes	17,589	—	—	—	17,589
Non-trade receivables	1,506	2,251	185	—	3,942
Prepaid expenses and other current assets	10,114	7,730	330	—	18,174
Total current assets	93,357	221,267	3,592	—	318,216

Property and equipment, net	43,320	53,282	428	—	97,030
Goodwill	282,832	—	5,433	—	288,265
Other intangible assets, net	302,293	19,000	—	—	321,293
Intercompany	—	629,357	70,725	(700,082)	—
Investment in subsidiaries	906,981	42,014	—	(948,995)	—
Other assets	24,073	3,064	17	—	27,154
	$1,652,856	$967,984	$80,195	$(1,649,077)	$1,051,958

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$20,499	$17,181	$58	$—	$37,738
Accrued expenses	55,299	58,729	848	—	114,876
Current portion of long-term debt	13,098	1,573	1,746	(1,722)	14,695
Current portion of obligations under capital leases	—	6,052	—	—	6,052
Accrued income taxes	1,843	—	(30)	—	1,813
Total current liabilities	90,739	83,535	2,622	(1,722)	175,174

Intercompany	697,988	—	—	(697,988)	—
Long-term liabilities	56,240	229	—	—	56,469
Long-term debt	357,527	893	—	—	358,420
Obligations under capital leases	—	11,632	—	—	11,632
Deferred income taxes	106,253	—	—	—	106,253
Total liabilities	1,308,747	96,289	2,622	(699,710)	707,948

Common stock	—	—	—	—	—
Additional paid-in capital	244,345	476,811	125,104	(601,915)	244,345
Retained earnings	99,734	394,902	(47,055)	(347,847)	99,734
Accumulated other comprehensive income (loss)	30	(18)	(377)	395	30
Total shareholder’s equity-Res-Care, Inc.	344,109	871,695	77,672	(949,367)	344,109

Noncontrolling interest	—	—	(99)	—	(99)

Total shareholder’s equity	344,109	871,695	77,573	(949,367)	344,010
	$1,652,856	$967,984	$80,195	$(1,649,077)	$1,051,958

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2013
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$241,840	$1,372,058	$2,735	$—	$1,616,633
Operating expenses	257,901	1,251,934	3,075	—	1,512,910
Operating (loss) income	(16,061)	120,124	(340)	—	103,723
Other (income) expenses:
Interest, net	31,686	1,190	(9)	—	32,867
Loss on extinguishment of debt	—	—	—	—	—
Equity in earnings of subsidiaries	(83,428)	(261)		83,689	—
Total other (income) expenses	(51,742)	929	(9)	83,689	32,867

Income (loss) from continuing operations before income taxes	35,681	119,195	(331)	(83,689)	70,856
Income tax (benefit) expense	(14,202)	35,383	(98)	—	21,083

Net income (loss)	49,883	83,812	(233)	(83,689)	49,773
Net loss-noncontrolling interest	—	—	(110)	—	(110)
Net income (loss)-Res-Care, Inc.	$49,883	$83,812	$(123)	$(83,689)	$49,883

Other comprehensive income (loss):
Foreign currency translation adjustments	(579)	—	(579)	579	(579)
Comprehensive income (loss) attributable to Res-Care, Inc.	$49,304	$83,812	$(702)	$(83,110)	$49,304

Total comprehensive income (loss)	$49,304	$83,812	$(812)	$(83,110)	$49,194

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2012
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$252,422	$1,343,482	$3,205	$—	$1,599,109
Operating expenses	274,339	1,212,102	3,509	—	1,489,950
Operating (loss) income	(21,917)	131,380	(304)	—	109,159
Other (income) expenses:
Interest, net	34,329	939	(11)	—	35,257
Loss on extinguishment of debt	7,129	—	—	—	7,129
Equity in earnings of subsidiaries	(79,689)	(232)		79,921	—
Total other (income) expenses	(38,231)	707	(11)	79,921	42,386

Income (loss) from continuing operations before income taxes	16,314	130,673	(293)	(79,921)	66,773
Income tax (benefit) expense	(24,809)	50,683	(114)	—	25,760

Net income (loss)	41,123	79,990	(179)	(79,921)	41,013
Net loss-noncontrolling interest	—	—	(110)	—	(110)
Net income (loss)-Res-Care, Inc.	$41,123	$79,990	$(69)	$(79,921)	$41,123

Other comprehensive income:
Foreign currency translation adjustments	206	—	206	(206)	206
Comprehensive income (loss) attributable to Res-Care, Inc.	$41,329	$79,990	$137	$(80,127)	$41,329

Total comprehensive income	$41,329	$79,990	$27	$(80,127)	$41,219

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31, 2011
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$257,792	$1,319,735	$1,808	$—	$1,579,335
Operating expenses	275,681	1,197,406	2,348	—	1,475,435
Operating (loss) income	(17,889)	122,329	(540)	—	103,900
Other expenses (income):
Interest, net	42,124	(55)	(10)	—	42,059
Equity in earnings of subsidiaries	(74,002)	—	—	74,002	—
Total other (income) expenses	(31,878)	(55)	(10)	74,002	42,059

Income (loss) from continuing operations before income taxes	13,989	122,384	(530)	(74,002)	61,841
Income tax (benefit) expense	(19,414)	39,590	(171)	—	20,005

Income (loss) from continuing operations	33,403	82,794	(359)	(74,002)	41,836
Loss (income) from discontinued operations, net of tax	19,760	—	(8,604)	—	11,156

Net income (loss)-including noncontrolling interest	53,163	82,794	(8,963)	(74,002)	52,992
Net loss-noncontrolling interest	—	—	(171)	—	(171)
Net income (loss)-Res-Care, Inc.	$53,163	$82,794	$(8,792)	$(74,002)	$53,163

Other comprehensive income (loss):
Foreign currency translation adjustments	(433)	—	(433)	433	(433)
Comprehensive income (loss) attributable to Res-Care, Inc.	$52,730	$82,794	$(9,225)	$(73,569)	$52,730

Total comprehensive income (loss)	$52,730	$82,794	$(9,396)	$(73,569)	$52,559

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2013
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$49,883	$83,812	$(233)	$(83,689)	$49,773
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(105,637)	36,695	(3,218)	83,689	11,529
Cash (used in) provided by operating activities	(55,754)	120,507	(3,451)	—	61,302
Investing activities:
Purchases of property and equipment	(11,422)	(9,145)	(43)	—	(20,610)
Acquisitions of businesses, net of cash acquired	—	(39,318)	—	—	(39,318)
Proceeds from sale of assets	—	535	—	—	535
Cash used in investing activities	(11,422)	(47,928)	(43)	—	(59,393)
Financing activities:
Long-term repayments	(12,562)	(1,568)	(579)	—	(14,709)
Payments on obligations under capital leases, net	—	(7,206)	—	—	(7,206)
Debt issuance costs	(2)	—	—	—	(2)
Net activity relating to intercompany financing	63,442	(65,740)	2,298	—	—
Cash provided by (used in) financing activities	50,878	(74,514)	1,719	—	(21,917)
Effect of exchange rate changes on cash and cash equivalents	—	—	(129)	—	(129)
Decrease in cash and cash equivalents	(16,298)	(1,935)	(1,904)	—	(20,137)
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$26,335	$2,860	$802	$—	$29,997

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2012
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$41,123	$79,990	$(179)	$(79,921)	$41,013
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(95,532)	54,832	87	79,921	39,308
Cash (used in) provided by operating activities	(54,409)	134,822	(92)	—	80,321
Investing activities:
Purchases of property and equipment	(9,979)	(5,337)	(169)	—	(15,485)
Acquisitions of businesses, net of cash acquired	—	(30,690)	—	—	(30,690)
Proceeds from sale of assets	—	166	—	—	166
Cash used in investing activities	(9,979)	(35,861)	(169)	—	(46,009)
Financing activities:
Long-term repayments	(171,828)	(2,493)	(397)	—	(174,718)
Long-term debt borrowings	175,000	—	—	—	175,000
Payments on obligations under capital leases, net	—	(6,034)	—	—	(6,034)
Debt issuance costs	(4,008)	—	—	—	(4,008)
Net activity relating to intercompany financing	91,124	(92,117)	993	—	—
Cash provided by (used in) financing activities	90,288	(100,644)	596	—	(9,760)
Effect of exchange rate changes on cash and cash equivalents	—	(69)	—	—	(69)
Increase (decrease) in cash and cash equivalents	25,900	(1,752)	335	—	24,483
Cash and cash equivalents at beginning of period	16,733	6,547	2,371	—	25,651
Cash and cash equivalents at end of period	$42,633	$4,795	$2,706	$—	$50,134

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2011
		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$53,163	$82,794	$(8,963)	$(74,002)	$52,992
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(196,342)	130,768	11,192	74,002	19,620
Cash (used in) provided by operating activities	(143,179)	213,562	2,229	—	72,612
Investing activities:
Purchases of property and equipment	(21,566)	7,826	233	—	(13,507)
Acquisitions of businesses, net of cash acquired	—	(23,106)	—	—	(23,106)
Proceeds from sale of assets	—	221	—	—	221
Cash (used in) provided by investing activities	(21,566)	(15,059)	233	—	(36,392)
Financing activities:
Long-term debt repayments	(37,134)	2,142	(3,832)	—	(38,824)
Payments on obligations under capital leases, net	—	(92)	—	—	(92)
Debt issuance costs	(561)	—	—	—	(561)
Funds contributed by co-investors	1,400	—	—	—	1,400
Net activity relating to intercompany financing	206,689	(203,768)	(2,921)	—	—
Cash provided by (used in) financing activities	170,394	(201,718)	(6,753)	—	(38,077)
Effect of exchange rate changes on cash and cash equivalents	—	(63)	19	—	(44)
Increase (decrease) in cash and cash equivalents	5,649	(3,278)	(4,272)	—	(1,901)
Cash and cash equivalents at beginning of period	11,084	9,825	6,643	—	27,552
Cash and cash equivalents at end of period	$16,733	$6,547	$2,371	$—	$25,651

ResCare, Inc.

Schedule II – Valuation and Qualifying Accounts

(In thousands)

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and	Deductions		at End
	of Period	Expenses	Write-offs	Reclassifications	of Period

Allowance for doubtful accounts receivable:

Year ended December 31, 2013	$11,997	$5,005	$(5,102)	$—	$11,900
Year ended December 31, 2012	6,413	5,679	(95)	—	11,997
Year ended December 31, 2011	844	5,851	(282)	—	6,413

Allowance for deferred tax assets:

Year ended December 31, 2013	$3,659	$899	$(80)	$—	$4,478
Year ended December 31, 2012	5,323	193	(463)	(1,394)	3,659
Year ended December 31, 2011	7,861	478	(91)	(2,925)	5,323