Form 10-Q
period 2014-03-31
RES CARE INC /KY/
filed 2014-05-09
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓   No __.

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

Yes __      No ✓ .

The number of shares outstanding of the registrant’s common stock, no par value, as of April 30, 2014 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$32,463	$29,997
Accounts receivable, net of allowance for doubtful accounts of $14,091 in 2014 and $11,900 in 2013	253,675	241,873
Deferred income taxes	23,143	19,811
Non-trade receivables	5,587	6,852
Prepaid expenses and other current assets	17,772	19,578
Total current assets	332,640	318,111
Property and equipment, net	100,983	101,021
Goodwill	308,491	308,350
Other intangible assets, net	331,777	333,613
Other assets	24,636	25,182
Total assets	$1,098,527	$1,086,277
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$35,674	$34,089
Accrued expenses	123,858	120,803
Current portion of long-term debt	16,728	14,291
Current portion of obligations under capital leases	6,504	6,516
Accrued income taxes	2,871	—
Total current liabilities	185,635	175,699
Long-term liabilities	40,280	39,143
Long-term debt	340,925	345,506
Obligations under capital leases	14,214	13,724
Deferred income taxes	116,472	116,084
Total liabilities	697,526	690,156
Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2014 and 2013	—	—
Additional paid-in capital	247,522	247,053
Retained earnings	154,292	149,617
Accumulated other comprehensive loss	(813)	(549)
Total shareholder’s equity – Res-Care, Inc.	401,001	396,121
Noncontrolling interest	—	—
Total shareholder’s equity	401,001	396,121
Total liabilities and shareholder’s equity	$1,098,527	$1,086,277

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013

Revenues	$421,483	$389,454
Cost of services	317,598	294,343
Gross profit	103,885	95,111

Operating expenses:
Operational general and administrative	59,710	55,036
Corporate general and administrative	27,960	18,877
Total operating expenses	87,670	73,913

Operating income	16,215	21,198

Interest expense, net	8,074	8,537
Income before income taxes	8,141	12,661
Income tax expense	3,466	1,365
Net income	4,675	11,296
Net loss-noncontrolling interest	—	(36)
Net income-Res-Care, Inc.	4,675	11,332

Other comprehensive income:
Foreign currency translation adjustments	(264)	(191)
Comprehensive income attributable to Res-Care, Inc.	$4,411	$11,141

Total comprehensive income	$4,411	$11,105

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31
	2014	2013

Cash flows from operating activities:
Net income	$4,675	$11,296
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	8,955	8,195
Amortization of discount and deferred debt issuance costs	870	870
Share-based compensation	469	704
Deferred income taxes, net	(2,944)	1,964
Provision for losses on accounts receivable	2,604	1,818
Loss on sale of assets	38	102
Changes in operating assets and liabilities	(3,073)	(15,779)
Cash provided by operating activities	11,594	9,170

Cash flows from investing activities:
Purchases of property and equipment	(4,563)	(4,103)
Acquisitions of businesses, net of cash acquired	(543)	(7)
Proceeds from sale of assets	103	81
Cash used in investing activities	(5,003)	(4,029)

Cash flows from financing activities:
Long-term debt repayments	(2,205)	(6,904)
Payments on obligations under capital lease	(1,832)	(1,594)
Debt issuance costs	—	(8)
Cash used in financing activities	(4,037)	(8,506)

Effect of exchange rate changes on cash and cash equivalents	(88)	(66)

Increase (decrease) in cash and cash equivalents	2,466	(3,431)

Cash and cash equivalents at beginning of period	29,997	50,134

Cash and cash equivalents at end of period	$32,463	$46,703

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	2,310	476
Notes issued in connection with acquisition	60	—
Purchases of property and equipment in accounts payable	119	—

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(In thousands)

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

For further information refer to the consolidated financial statements and footnotes thereto in our 2013 Annual Report on Form 10-K filed February 18, 2014.

Segments

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

Residential Services primarily includes services for individuals with intellectual, cognitive or other developmental disabilities in our community home settings. ResCare HomeCare primarily includes periodic in-home care services to the elderly, as well as persons with disabilities. Education and Training Services consists of our Job Corps centers, alternative education programs, charter schools, training for professionals working with children, training for potential foster and adoptive parents and other individual and family counseling and instruction.  Workforce Services is comprised of our domestic job training and placement programs that assist welfare recipients and disadvantaged job seekers in finding employment and improving their career prospects.  Pharmacy Services is a limited, closed-door pharmacy business focused on serving individuals with intellectual and developmental disabilities.  We believe the changes in our segments will allow us to serve our customers more efficiently and allow future growth and long-term sustainability.  We have presented prior periods to reflect the change in our segments.  Further information regarding our segments is included in Note 7.

Reclassification

Certain shared services related expenses have been reclassified from operational general and administrative expense to corporate general and administrative expense effective January 1, 2014.  These shared services include quality, human resources, government relations and certain accounting and finance oversight functions, as well as the business centers for our operations.  Prior periods have been reclassified for comparability.

Certain immaterial reclassifications have been made to prior year amounts to conform to 2014 presentation.

Note 2.                   Acquisitions

We completed one acquisition within our ResCare HomeCare segment during the first three months of 2014. Aggregate consideration for this acquisition was approximately $0.6 million, including $0.1 million of notes issued. The operating results of the acquisition are included in the condensed consolidated financial statements from the date of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in aggregate to the three month periods ended March 31, 2014.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Other intangible assets	$414
Goodwill	186
Other assets	3
Aggregate purchase price	$603

The other intangible assets consist of a customer relationship and a covenant not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $0.2 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1.  A summary of changes to goodwill during the three months ended March 31, 2014 is as follows:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2014
Goodwill	$182,446	$73,547	$15,311	$32,720	$4,326	$308,350
Goodwill added through acquisitions	—	186	—	—	—	186
Other (1)	(45)	—	—	—	—	(45)
Balance at March 31, 2014	$182,401	$73,733	$15,311	$32,720	$4,326	$308,491

(1) Primarily relates to foreign currency translation adjustments.

For our October 1, 2013 annual impairment test, all reporting units passed Step One.  The ResCare HomeCare reporting unit passed Step One with a fair value that exceeded its carrying value by a 7 percent margin.  Inability to meet projected results utilized in the annual impairment test could lead to a potential impairment in the future.

Note 4.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	March 31	December 31
	2014	2013
10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	155,326	157,513
Senior secured credit facility	—	—
Obligations under capital leases	20,718	20,240
Notes payable and other	2,327	2,284
	378,371	380,037
Less current portion	23,232	20,807
	$355,139	$359,230

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund a distribution to shareholders of approximately $130 million, and (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15,2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $20.7 million as of March 31, 2014, due primarily to vehicle capital leases.  The current portion of these lease obligations was $6.5 million.

Note 5.                   Income Taxes

The effective tax rate was 42.6% and 10.8% for the three months ended March 31, 2014 and 2013, respectively. The 2014 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The three months ended March 31, 2013 includes the current quarter’s jobs tax credit impact and $3.3 million related to 2012 and prior periods’ jobs tax credit impact.

Note 6.                   Financial Instruments

At March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$222,500	$200,000	$223,500
Senior secured Term Loan A	155,326	155,326	157,513	157,513
Senior secured Revolving Facility	—	—	—	—
Notes payable and other	2,327	2,263	2,284	2,200

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 7.                   Segment Information

The following table sets forth information about our reportable segments:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total
Three months ended March 31:
2014
Revenues	$233,832	$93,579	$34,124	$39,807	$20,141	$—	$421,483
Operating income (loss) (1)	28,095	7,672	2,821	3,733	1,748	(27,854)	16,215
Total assets	630,252	190,793	51,286	86,277	20,217	119,702	1,098,527
Capital expenditures	2,554	190	4	120	86	1,609	4,563
Depreciation and amortization	5,506	803	145	378	39	2,084	8,955

2013
Revenues	$212,527	$87,432	$34,490	$39,818	$15,187	$—	$389,454
Operating income (loss) (1)	26,212	6,705	2,656	3,796	1,028	(19,199)	21,198
Total assets	595,927	174,202	52,868	82,332	17,113	118,770	1,041,212
Capital expenditures	1,670	218	33	15	169	1,998	4,103
Depreciation and amortization	5,086	569	135	278	32	2,095	8,195

(1)       Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 8.                   Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. .  The pre-tax charges recorded in connection with legal matters, including settlement of a case involving communication practices, increased by $10.5 million during the three months ended March 31, 2014, compared to the same period in 2013.

In December 2009, a lawsuit was filed in the County of Contra Costa in the Superior Court of the State of California styled Gloria Nelson, et al v. ResCare, Inc., et al.  The lawsuit is a wage/hour class-action lawsuit and is scheduled for trial in October 2014.  The case was mediated in January 2014, but the parties failed to reach a settlement.  We plan to file a motion to decertify the class within the near future.

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

Note 9.                   Noncontrolling Interest

Effective October 1, 2013, ResCare acquired the 33.3% interest in Rest Assured LLC that was held by an unrelated party for no cash compensation.  Prior to this transaction, ResCare held a 66.7% interest in Rest Assured LLC, a limited liability company comprised of public and private organizations providing remote monitoring services for persons with disabilities and the elderly. ASC 810, Noncontrolling Interests in Consolidated Financial Statements, (ASC 810) clarifies that a noncontrolling interest must be reported as a component separate from the parent’s equity and that changes in the parent’s ownership interest in a subsidiary must be recorded as equity transactions if the parent retains its controlling interest in the subsidiary. The statement also requires consolidated net income to include amounts attributable to both the parent and the noncontrolling interest on the face of the income statement. In addition, ASC 810 requires a parent to recognize a gain or loss in net income on the date the parent deconsolidates a subsidiary, or ceases to have a controlling financial interest in a subsidiary.  Balances are as follows:

Noncontrolling interest as of December 31, 2012	$(99)
Net loss-noncontrolling interest	(110)
Acquisition of remaining noncontrolling interest	209
Noncontrolling interest as of December 31, 2013	$—

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

In connection with the preparation of our condensed consolidated financial statements for the first quarter of 2014, we made certain immaterial adjustments to our condensed consolidating statement of cash flows for the three month period ended March 31, 2013, to reflect the proper classification of cash flows related to intercompany transactions in which the parent company made direct payments and collected direct receipts on behalf of certain guarantor and non-guarantor subsidiaries. We will also make similar adjustments to our condensed consolidating statements of cash flows for comparative periods presented in future filings. This condensed consolidating financial information is provided in connection with outstanding senior notes that are fully and unconditionally guaranteed by a group of our subsidiaries.

These adjustments did not affect the assets available to the group of subsidiaries guaranteeing our senior notes; did not change the net increase or decrease in cash and cash equivalents for the parent company, the issuer, the guarantor subsidiaries or the non-guarantor subsidiaries; and had no impact on consolidated amounts. The substantial majority of these adjustments for the three months ended March 31, 2013 had the effect of a) decreasing the parent company’s net cash inflows from operating activities and increasing the parent company’s net cash inflows from financing activities by $34.7 million, b) decreasing the guarantors’ net cash outflows from operating activities and decreasing the guarantors’ net cash inflows from financing activities by $35.1 million and c) decreasing the non-guarantors’ net cash inflows from operating activities and decreasing the non-guarantors’ net cash outflows from financing activities by $0.4 million.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$29,137	$2,580	$746	$—	$32,463
Accounts receivable, net	29,025	224,503	147	—	253,675
Deferred income taxes	23,143	—	—	—	23,143
Non-trade receivables	4,002	1,562	23	—	5,587
Prepaid expenses and other current assets	7,675	10,072	25	—	17,772
Total current assets	92,982	238,717	941	—	332,640

Property and equipment, net	50,692	50,259	32	—	100,983
Goodwill	303,607	27	4,857	—	308,491
Other intangible assets, net	296,319	35,458	—	—	331,777
Intercompany	—	693,805	68,514	(762,319)	—
Investment in subsidiaries	1,001,009	37,911	—	(1,038,920)	—
Other assets	17,930	6,706	—	—	24,636
	$1,762,539	$1,062,883	$74,344	$(1,801,239)	$1,098,527

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$22,757	$12,897	$20	$—	$35,674
Accrued expenses	64,224	58,990	644	—	123,858
Current portion of long-term debt	15,313	1,415	—	—	16,728
Current portion of obligations under capital leases	—	6,504	—	—	6,504
Accrued income taxes	2,871	—	—	—	2,871
Total current liabilities	105,165	79,806	664	—	185,635

Intercompany	760,225	—	—	(760,225)	—
Long-term liabilities	39,663	617	—	—	40,280
Long-term debt	340,013	912	—	—	340,925
Obligations under capital leases	—	14,214	—	—	14,214
Deferred income taxes	116,472	—	—	—	116,472
Total liabilities	1,361,538	95,549	664	(760,225)	697,526

Preferred shares	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	247,522	478,422	122,050	(600,472)	247,522
Retained earnings	154,292	488,930	(47,180)	(441,750)	154,292
Accumulated other comprehensive (loss) income	(813)	(18)	(1,190)	1,208	(813)
Total shareholder’s equity-Res-Care, Inc.	401,001	967,334	73,680	(1,041,014)	401,001

Noncontrolling interest	—	—		—

Total shareholder’s equity	401,001	967,334	73,680	(1,041,014)	401,001
	$1,762,539	$1,062,883	$74,344	$(1,801,239)	$1,098,527

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,136	$358,950	$397	$—	$421,483

Operating expenses	64,048	340,818	402	—	405,268

Operating (loss) income	(1,912)	18,132	(5)	—	16,215

Other expenses (income):
Interest, net	7,732	343	(1)	—	8,074
Equity in earnings of subsidiaries	(10,214)	—	—	10,214	—
Total other (income) expenses	(2,482)	343	(1)	10,214	8,074

Income (loss) before income taxes	570	17,789	(4)	(10,214)	8,141
Income tax (benefit) expense	(4,105)	7,573	(2)	—	3,466

Net income (loss)	4,675	10,216	(2)	(10,214)	4,675

Net loss-noncontrolling interest	—	—	—	—	—
Net income (loss)-Res-Care, Inc.	4,675	10,216	(2)	(10,214)	4,675

Other comprehensive income (loss):
Foreign currently translation adjustments	(264)	—	(264)	264	(264)
Comprehensive income (loss) attributable to Res-Care, Inc.	$4,411	$10,216	$(266)	$(9,950)	$4,411
Total comprehensive income	$4,411	$10,216	$(266)	$(9,950)	$4,411

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$4,675	$10,216	$(2)	$(10,214)	$4,675
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	3,771	(7,216)	150	10,214	6,919
Cash provided by (used in) operating activities	8,446	3,000	148	—	11,594
Investing activities:
Purchases of property and equipment	(2,251)	(2,283)	(29)	—	(4,563)
Acquisitions of businesses, net of cash acquired	—	(543)	—	—	(543)
Proceeds from sale of assets	—	103	—	—	103
Cash used in investing activities	(2,251)	(2,723)	(29)	—	(5,003)
Financing activities:
Long-term debt borrowings	(2,188)	(17)	—	—	(2,205)
Payments on obligations under capital leases	—	(1,832)	—	—	(1,832)
Debt issuance costs	—	—	—	—	—
Net payments relating to intercompany financing	(1,205)	1,292	(87)	—	—
Cash (used in) provided by financing activities	(3,393)	(557)	(87)	—	(4,037)
Effect of exchange rate changes on cash and cash equivalents	—	—	(88)	—	(88)
(Decrease) increase in cash and cash equivalents	2,802	(280)	(56)	—	2,466
Cash and cash equivalents at beginning of period	26,335	2,860	802	—	29,997
Cash and cash equivalents at end of period	$29,137	$2,580	$746	$—	$32,463

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$11,332	$16,408	$(86)	$(16,358)	$11,296
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(17,748)	(1,085)	349	16,358	(2,126)
Cash provided by (used in) operating activities	(6,416)	15,323	263	—	9,170
Investing activities:
Purchases of property and equipment	(2,075)	(2,006)	(22)	—	(4,103)
Acquisitions of businesses, net of cash acquired	—	(7)	—	—	(7)
Proceeds from sale of assets	—	81	—	—	81
Cash used in investing activities	(2,075)	(1,932)	(22)	—	(4,029)
Financing activities:
Long-term debt borrowings	(6,550)	(150)	(204)	—	(6,904)
Payments on obligations under capital leases	—	(1,594)	—	—	(1,594)
Debt issuance costs	(8)	—	—	—	(8)
Net payments relating to intercompany financing	12,755	(12,668)	(87)	—	—
Cash (used in) provided by financing activities	6,197	(14,412)	(291)	—	(8,506)
Effect of exchange rate changes on cash and cash equivalents	—	(66)	—	—	(66)
(Decrease) increase in cash and cash equivalents	(2,294)	(1,087)	(50)	—	(3,431)
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$40,339	$3,708	$2,656	$—	$46,703

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

We evaluate performance based on profit or loss from operations before corporate expenses and other income, interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment revenues and transfers are not significant. Further information regarding our segments is included in Notes 1 and 7 of the Notes to Consolidated Financial Statements.

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our 2013 Annual Report on Form 10-K filed February 18, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first quarter of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)

Revenues:
Residential Services	$233,832	$212,527
ResCare HomeCare	93,579	87,432
Education & Training Services	34,124	34,490
Workforce Services	39,807	39,818
Pharmacy Services	20,141	15,187
Consolidated	$421,483	$389,454
Operating income:
Residential Services	$28,095	$26,212
ResCare HomeCare	7,672	6,705
Education & Training Services	2,821	2,656
Workforce Services	3,733	3,796
Pharmacy Services	1,748	1,028
Corporate (1)	(27,854)	(19,199)
Consolidated	$16,215	$21,198
Operating margin:
Residential Services	12.0%	12.3%
ResCare HomeCare	8.2%	7.7%
Education & training Services	8.3%	7.7%
Workforce Services	9.4%	9.5%
Pharmacy Services	8.7%	6.8%
Corporate (1)	(6.6%)	(4.9%	)
Consolidated	3.8%	5.4%

(1)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter ended March 31, 2014 increased $32.0 million, or 8.2%, from the same period in 2013. Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended March 31, 2014, was $16.2 million compared to operating income of $21.2 million from the same period in 2013. Consolidated operating margins were 3.8% and 5.4% for the quarterly periods in 2014 and 2013, respectively.  The decrease in operating income and margin resulted primarily from higher corporate legal expenses in 2014 related to the settlement or development of various legal matters.

Net interest expense decreased $0.5 million for the first quarter of 2014 compared to the same period in 2013. The decrease was due primarily to lower letters of credit.  Our effective income tax rate for the three months ended March 31, 2014 was 42.6% as compared to 10.8% over the same period in 2013. The 2014 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for the first quarter of 2013 reflects not only the first quarter impact, but also $3.3 million related to 2012 and prior periods.

Residential Services

Residential Services revenues for the quarter ended March 31, 2014 increased $21.3 million, or 10.0%, over the same period in 2013. This increase was due primarily to acquisitions of $16.4 million, organic growth of $5.5 million and favorable rate/system changes in certain states of $1.9 million, which were partially offset by decreased census of $2.5 million in certain states. Operating margin was 12.0% for the quarter ended March 31, 2014 compared to 12.3% for the same period in 2013.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended March 31, 2014 increased $6.1 million, or 7.0%, over the same period in 2013. This increase was due primarily to acquisition growth of $5.5 million,  organic growth of $1.2 million and rate/system changes of $0.5 million in certain states.. Operating margin increased from 7.7% in 2013 to 8.2% in 2014, due to effective cost management.

Education & Training Services

Education & Training Services revenues for the quarter ended March 31, 2014 decreased $0.4 million, or 1.1%, from the same period of 2013, due primarily to lower revenues in our Job Corps business.  Operating margin was 8.3% in the first quarter of 2014 and 7.7% for the same period in 2013.

Workforce Services

Workforce Services revenues for the quarter ended March 31, 2014 were flat compared to the same period in 2013. Operating margin were slightly down from 9.5% in the first quarter of 2013 to 9.4% in the same period in 2014.

Pharmacy Services

Pharmacy Services revenues for the quarter ended March 31, 2014 increased $5.0 million, or 32.6%, from the same period in 2013, due primarily to organic growth in California, Kentucky and Texas.  Operating margin increased from 6.8% in the first quarter of 2013 to 8.7% in the same period in 2014 due primarily to lower cost of goods sold in certain states.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the first quarter of 2014 increased $8.7 million compared to the first quarter of 2013 due primarily to an increase in legal expenses.

Financial Condition, Liquidity and Capital Resources

Total assets increased $12.3 million, or 1.1%, at March 31, 2014 over balances at December 31, 2013.

Cash and cash equivalents were $32.5 million at March 31, 2014, as compared to $30.0 million at December 31, 2013. Cash provided by operations for the three months ended March 31, 2014 was $11.6 million compared to $9.2 million for the three months ended March 31, 2013.

Net accounts receivable at March 31, 2014 increased to $253.7 million, compared to $241.9 million at December 31, 2013. Days of revenue in net accounts receivable were 51 days at March 31, 2014, compared with 50 days at December 31, 2013.

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

Cash used in investing activities at March 31, 2014 increased $1.0 million over the same period in 2013 primarily due to there being no significant business acquisitions during the first three months of 2013 compared to $0.5 million during the same period of 2014.

Our financing activities included a net payment of debt and capital lease obligations of $4.0 million for the first three months of 2014. This compares to a net payment of debt and capital lease obligations of $8.5 million for the same period in 2013.  In addition to quarterly principal and seller note payments made in the three months ended March 31, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which is part of our financial covenants discussed below.

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

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund a distribution to shareholders of approximately $130 million, and (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15,2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $20.7 million and $20.2 million as of  March 31, 2014 and December 31,2013, respectively.  These primarily relate to vehicle capital leases.  The current portion of these lease obligations was $6.5 million as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, we had irrevocable standby letters of credit in the principal amount of $43.3 million issued primarily in connection with our insurance programs. As of March 31, 2014, we had $156.7 million available under the amended and restated revolving credit facility, with no outstanding balance. Outstanding balances bear interest at 2.75% over the LIBOR or other bank developed rates at our option. As of March 31, 2014, the weighted average interest rate was not applicable as there were no outstanding borrowings. Letters of credit had a borrowing rate of 2.88% as of March 31, 2014. The commitment fee on the unused balance was 0.50%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at March 31, 2014, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 68% through Medicaid reimbursement,7% from the DOL and 25% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2014 or 2013.

Impact of Recently Issued Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had no outstanding borrowings as of March 31, 2014 and December 31, 2013.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.                Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K filed February 18, 2014.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Defaults upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

On May 6, 2014, Res-Care, Inc. entered into a new employment agreement with Steven S. Reed, the Company’s Chief Legal Officer and Corporate Secretary.  The agreement supersedes Mr. Reed’s prior employment agreement.  The material terms of the new employment agreement are set forth below:

Term:	May 1, 2014 to May 1, 2019. Automatically renews for successive one-year terms unless earlier terminated as provided in the employment agreement.

Base Salary:	$295,000, which may be adjusted from time to time for changes in Mr. Reed’s duties or for market conditions

Cash incentive compensation:	Up to 170% of base salary paid annually, subject to both company and individual performance goals.

Threshold necessary to earn any incentive compensation: 90% of budgeted EBITDA.

Maximum percentage of base salary based on Company performance: 140% Company performance criterion: Budgeted EBITDA

Maximum percentage of base salary based on individual performance criteria established by the Board of Directors: 30%

Benefits:	Mr. Reed will participate in all employee benefit plans provided by the Company for which he is eligible.

Termination

If the employment agreement is terminated without cause by ResCare or if ResCare elects not to renew the employment agreement, Mr. Reed would be entitled to receive an amount equal to twice his then current base salary, as well as any earned but unpaid incentive bonus for any calendar year ending before or at termination.

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

If employment is terminated by ResCare without cause within two years after a change of control (as defined in the employment agreement), Mr. Reed would be entitled to receive a lump sum payment equal to two times his then current base salary. He would also be entitled to receive any earned but unpaid incentive bonus for a calendar year ending before or at termination, plus a pro-rated incentive bonus for the period of the current calendar year ending on the date of termination.

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

Item 6.                   Exhibits

Exhibit		Description of Exhibit

	10.1	$650,000,000 Credit Agreement dated as of April 25, 2014 (incorporated by reference by Exhibit 10.1 to Form 8-K filed May 1, 2014).

	10.2	Employment Agreement between Res-Care, Inc. and Steven S. Reed dated May 6, 2014.

*	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

*	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

__________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	May 9, 2014	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	May 9, 2014	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer