Form 10-Q
period 2014-06-30
RES CARE INC /KY/
filed 2014-08-04
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes __No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of July 31, 2014 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,868	$29,997
Accounts receivable, net of allowance for doubtful accounts of $16,194 in 2014 and $11,900 in 2013	251,191	241,873
Refundable income taxes	926	—
Deferred income taxes	26,820	19,811
Non-trade receivables	4,503	6,852
Prepaid expenses and other current assets	17,916	19,578
Total current assets	338,224	318,111
Property and equipment, net	101,621	101,021
Goodwill	308,927	308,350
Other intangible assets, net	329,680	333,613
Other assets	26,068	25,182
Total assets	$1,104,520	$1,086,277
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$37,503	$34,089
Accrued expenses	133,168	120,803
Current portion of long-term debt	11,185	14,291
Current portion of obligations under capital leases	6,515	6,516
Accrued income taxes	3,218	—
Total current liabilities	191,589	175,699
Long-term liabilities	43,631	39,143
Long-term debt	450,036	345,506
Obligations under capital leases	14,485	13,724
Deferred income taxes	119,189	116,084
Total liabilities	818,930	690,156
Shareholder’s equity:
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2014 and 2013	—	—
Additional paid-in capital	248,036	247,053
Retained earnings	38,132	149,617
Accumulated other comprehensive income (loss)	(578)	(549)
Total shareholder’s equity	285,590	396,121
Total liabilities and shareholder’s equity	$1,104,520	$1,086,277

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Revenues	$431,434	$396,233	$852,917	$785,687
Cost of services	326,834	295,107	644,432	589,450
Gross profit	104,600	101,126	208,485	196,237

Operating expenses:
Operational general and administrative	55,496	57,343	115,206	112,379
Corporate general and administrative	29,277	20,011	57,237	38,888
Total operating expenses	84,773	77,354	172,443	151,267

Operating income	19,827	23,772	36,042	44,970

Interest expense, net	8,500	7,665	16,574	16,202
Loss on extinguishment of debt	659	—	659	—
Income before income taxes	10,668	16,107	18,809	28,768
Income tax expense	4,380	5,868	7,846	7,233
Net income	6,288	10,239	10,963	21,535
Net loss-noncontrolling interest	—	(40)	—	(76)
Net income-Res-Care, Inc.	6,288	10,279	10,963	21,611

Other comprehensive income:
Foreign currency translation adjustments	235	(223)	(29)	(414)
Comprehensive income attributable to Res-Care, Inc.	$6,523	$10,056	$10,934	$21,197

Total comprehensive income	$6,523	$10,016	$10,934	$21,121

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total

Balance at December 31, 2013	21,345	—	$247,053	$149,617	$(549)	$396,121

Net income	—	—	—	10,963	—	10,963
Foreign currency translation adjustment arising during period	—	—	—	—	(29)	(29)
Cash dividends declared	—	—	—	(122,448)	—	(122,448)
Share-based compensation	—	—	983	—	—	983
Balance at June 30, 2014	21,345	—	$248,036	$38,132	$(578)	$285,590

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net income	$10,963	$21,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,068	16,726
Amortization of deferred debt issuance costs	1,182	1,742
Share-based compensation	983	1,552
Deferred income taxes, net	(3,904)	2,347
Provision for losses on accounts receivable	5,141	3,343
Loss on extinguishment of debt	659	—
Loss on sale of assets	96	100
Changes in operating assets and liabilities	11,552	(13,279)
Cash provided by operating activities	44,740	34,066
Cash flows from investing activities:
Purchases of property and equipment	(9,976)	(8,212)
Acquisitions of businesses, net of cash acquired	(949)	(2,234)
Proceeds from sale of assets	203	184
Cash used in investing activities	(10,722)	(10,262)

Cash flows from financing activities:
Long-term debt repayments	(172,600)	(9,280)
Long-term debt borrowings	275,000	—
Payments on obligations under capital leases	(3,692)	(3,499)
Dividend paid	(122,448)	—
Debt issuance costs	(3,618)	(2)
Cash used in financing activities	(27,358)	(12,781)

Effect of exchange rate changes on cash and cash equivalents	211	(81)

Increase in cash and cash equivalents	6,871	10,942

Cash and cash equivalents at beginning of period	29,997	50,134

Cash and cash equivalents at end of period	$36,868	$61,076

Supplemental schedule of non-cash investing and financing activities:
Notes issued in connection with acquisitions	$98	$336
Capital lease obligations	$4,452	$6,513
Settlement of Seller obligations in connection with an acquisition	$—	$1,240
Purchases of property and equipment in accounts payable	$197	$—

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

A $2.4 million favorable health insurance adjustment was recorded as a credit to corporate general and administrative expenses in the three months ended March 31, 2014 due to favorable health claim trends.  In the three months ended June 30, 2014, it was determined that this favorable health insurance adjustment related to our operating segments, therefore we reclassified the $2.4 million from corporate general and administrative expenses to the operating segments.

Note 2.                   Acquisitions

We completed two acquisitions within our Residential Services and ResCare HomeCare segments during the first six months of 2014.  Aggregate consideration for these acquisitions was approximately $1.0 million, including $0.1 million of notes issued. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Prepaid assets	$9
Property and equipment	14
Other intangible assets	574
Goodwill	449
Aggregate purchase price	$1,046

The other intangible assets consist primarily of customer relationships and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $0.4 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1.  A summary of changes to goodwill during the six months ended June 30, 2014 is as follows:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2014
Goodwill	$182,446	$73,547	$15,311	$32,720	$4,326	$308,350
Goodwill added through acquisitions	263	186	—	—	—	449
Other (1)	128	—	—	—	—	128
Balance at June 30, 2014	$182,837	$73,733	$15,311	$32,720	$4,326	$308,927

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

Note 4.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	June 30	December 31
	2014	2013

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	—	157,513
Senior secured Term Loan A due 2019	198,925	—
Senior secured Revolving Facility	60,000	—
Obligations under capital leases	21,000	20,240
Notes payable and other	2,296	2,284
	482,221	380,037
Less current portion	17,700	20,807
	$464,521	$359,230

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund a distribution to shareholders of approximately $130 million, and (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15, 2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $21.0 million as of June 30, 2014, due primarily to vehicle capital leases.  The current portion of these lease obligations was $6.5 million.

We recorded a loss on extinguishment of debt of $0.7 million for the three and six month periods ended June 30, 2014 associated with termination of the 2012 senior secured revolving credit facility and the Term Loan A prepayment.  Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs.  This transaction was primarily accounted for as a modification and was analyzed on a lender by lender basis.

Subsequent to receiving the proceeds from the 2014 Credit Agreement, we declared and paid a dividend of $122.4 million to Onex ResCare Holdings Corp shareholders.  We also recorded a one-time pre-tax charge of $7.6 million for the accrual of discretionary payments to stock option holders, of which $3.8 million was paid out prior to June 30, 2014.

Note 5.                   Income Taxes

The effective tax rate was 41.1% and 36.4% for the three months ended June 30, 2014 and 2013, respectively, and 41.7% and 25.1% for the six months ended June 30, 2014 and 2013, respectively. The 2014 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The three months ended March 31, 2013 included that quarter’s jobs tax credit impact and $3.3 million related to 2012 and prior periods’ jobs tax credit impact.

Note 6.                   Financial Instruments

At June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$218,500	$200,000	$223,500
Senior secured Term Loan A due 2017	—	—	157,513	157,513
Senior secured Term Loan A due 2019	198,925	198,925	—	—
Senior secured Revolving Facility	60,000	60,000	—	—
Notes payable and other	2,296	2,247	2,284	2,200

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 7.                   Segment Information

The following table sets forth information about our reportable segments:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total

Three months ended June 30:
2014
Revenues	$237,927	$95,684	$34,046	$42,381	$21,396	$—	$431,434
Operating income (loss) (1)	31,956	8,683	2,724	4,883	1,132	(29,551)	19,827
Total assets	628,965	187,907	51,510	81,712	20,860	133,566	1,104,520
Capital expenditures	3,031	133	19	15	108	2,107	5,413
Depreciation and amortization	5,647	831	145	384	38	2,068	9,113

2013
Revenues	$215,530	$89,607	$34,928	$39,596	$16,572	$—	$396,233
Operating income (loss) (1)	26,388	8,316	2,241	4,258	2,576	(20,007)	23,772
Total assets	603,034	180,074	51,292	78,321	18,786	135,622	1,067,129
Capital expenditures	1,913	172	3	109	64	1,848	4,109
Depreciation and amortization	5,356	560	129	268	38	2,180	8,531

Six months ended June 30:
2014
Revenues	$471,759	$189,263	$68,170	$82,188	$41,537	$—	$852,917
Operating income (loss) (1)	60,051	16,355	5,545	8,616	2,880	(57,405)	36,042
Capital expenditures	5,585	322	24	135	194	3,716	9,976
Depreciation and amortization	11,153	1,634	290	762	77	4,152	18,068

2013
Revenues	$428,057	$177,039	$69,418	$79,414	$31,759	$—	$785,687
Operating income (loss) (1)	52,600	15,021	4,897	8,054	3,604	(39,206)	44,970
Capital expenditures	3,632	368	10	124	233	3,845	8,212
Depreciation and amortization	10,449	1,127	259	546	70	4,275	16,726

(1)   Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 8.                   Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  In June 2014, a settlement was reached on the wage/hour class-action lawsuit filed in 2009 in the Superior Court of the State of California styled Gloria Nelson, et al v. ResCare, Inc., et al, which results in no additional charge to our previously reserved amount.  The pre-tax charges recorded in connection with legal matters, including settlements in 2014 of a communication practices and wage/hour class-action lawsuit, increased by $10.8 million during the six months ended June 30, 2014, compared to the same period in 2013.  Court approval and payment of the settlements noted above are expected later in 2014.

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

Note 10.                 Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016 (early adoption is not permitted), including interim periods within that reporting period. The guidance permits the use of either a retrospective or cumulative effect transition method.  We have not yet selected a transition method and are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$35,450	$505	$913	$—	$36,868
Accounts receivable, net	31,100	220,022	69	—	251,191
Refundable income taxes	926	—	—	—	926
Deferred income taxes	26,820	—	—	—	26,820
Non-trade receivables	3,409	1,071	23	—	4,503
Prepaid expenses and other current assets	8,386	9,516	14	—	17,916
Total current assets	106,091	231,114	1,019	—	338,224

Property and equipment, net	49,879	51,712	30	—	101,621
Goodwill	303,870	27	5,030	—	308,927
Other intangible assets, net	295,177	34,503	—	—	329,680
Intercompany	—	713,512	68,266	(781,778)	—
Investment in subsidiaries	1,010,952	37,913	—	(1,048,865)	—
Other assets	19,981	6,087	—	—	26,068
	$1,785,950	$1,074,868	$74,345	$(1,830,643)	$1,104,520

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$22,739	$14,741	$23	$—	$37,503
Accrued expenses	73,629	58,943	596	—	133,168
Current portion of long-term debt	10,000	1,185	—	—	11,185
Current portion of obligations under capital leases	—	6,515	—	—	6,515
Accrued income taxes	3,218	—	—	—	3,218
Total current liabilities	109,586	81,384	619	—	191,589

Intercompany	779,684	—	—	(779,684)	—
Long-term liabilities	42,976	655	—	—	43,631
Long-term debt	448,925	1,111	—	—	450,036
Obligations under capital leases	—	14,485	—	—	14,485
Deferred income taxes	119,189	—	—	—	119,189
Total liabilities	1,500,360	97,635	619	(779,684)	818,930

Common stock	—	—	—	—	—
Additional paid-in capital	248,036	478,422	122,023	(600,445)	248,036
Retained earnings	38,132	498,829	(47,134)	(451,695)	38,132
Accumulated other comprehensive (loss) income	(578)	(18)	(1,163)	1,181	(578)
Total shareholder’s equity	285,590	977,233	73,726	(1,050,959)	285,590
	$1,785,950	$1,074,868	$74,345	$(1,830,643)	$1,104,520

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$26,335	$2,860	$802	$—	$29,997
Accounts receivable, net	25,953	215,864	56	—	241,873
Refundable income taxes	—	—	—	—	—
Deferred income taxes	19,811	—	—	—	19,811
Non-trade receivables	4,592	2,237	23	—	6,852
Prepaid expenses and other current assets	10,793	8,765	20	—	19,578
Total current assets	87,484	229,726	901	—	318,111

Property and equipment, net	50,854	50,160	7	—	101,021
Goodwill	303,270	27	5,053	—	308,350
Other intangible assets, net	297,535	36,078	—	—	333,613
Intercompany	—	695,097	68,427	(763,524)	—
Investment in subsidiaries	990,793	37,913	—	(1,028,706)	—
Other assets	18,746	6,436	—	—	25,182
	$1,748,682	$1,055,437	$74,388	$(1,792,230)	$1,086,277

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$17,851	$16,210	$28	$—	$34,089
Accrued expenses	61,175	58,950	678	—	120,803
Current portion of long-term debt	13,125	1,166	—	—	14,291
Current portion of obligations under capital leases	—	6,516	—	—	6,516
Accrued income taxes	—	—	—	—	—
Total current liabilities	92,151	82,842	706	—	175,699

Intercompany	761,430	—	—	(761,430)	—
Long-term liabilities	38,508	635	—	—	39,143
Long-term debt	344,388	1,118	—	—	345,506
Obligations under capital leases	—	13,724	—	—	13,724
Deferred income taxes	116,084	—	—	—	116,084
Total liabilities	1,352,561	98,319	706	(761,430)	690,156

Common stock	—	—	—	—	—
Additional paid-in capital	247,053	478,422	121,814	(600,236)	247,053
Retained earnings	149,617	478,714	(47,178)	(431,536)	149,617
Accumulated other comprehensive (loss) income	(549)	(18)	(954)	972	(549)
Total shareholder’s equity	396,121	957,118	73,682	(1,030,800)	396,121
	$1,748,682	$1,055,437	$74,388	$(1,792,230)	$1,086,277

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended June 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$64,084	$366,960	$390	$—	$431,434

Operating expenses	61,388	349,908	311	—	411,607

Operating income	2,696	17,052	79	—	19,827
Other expenses (income):
Interest, net	8,168	333	(1)	—	8,500
Loss on extinguishment of debt	659	—	—	—	659
Equity in earnings of subsidiaries	(9,945)	—	—	9,945	—
Total other (income) expenses	(1,118)	333	(1)	9,945	9,159

Income (loss) before income taxes	3,814	16,719	80	(9,945)	10,668
Income tax (benefit) expense	(2,474)	6,820	34	—	4,380

Net income (loss)	6,288	9,899	46	(9,945)	6,288
Net loss-noncontrolling interest	—	—	—	—	—
Net income (loss)-Res-Care, Inc.	6,288	9,899	46	(9,945)	6,288

Other comprehensive income (loss):
Foreign currently translation adjustments	235	—	(235)	235	235
Comprehensive income (loss) attributable to Res-Care, Inc.	$6,523	$9,899	$(189)	$(9,710)	$6,523

Total comprehensive income (loss)	$6,523	$9,899	$(189)	$(9,710)	$6,523

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six Months Ended June 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$126,220	$725,910	$787	$—	$852,917

Operating expenses	125,436	690,726	713	—	816,875

Operating income	784	35,184	74	—	36,042

Other expenses (income):
Interest, net	15,900	676	(2)	—	16,574
Loss on extinguishment of debt	659	—	—	—	659
Equity in earnings of subsidiaries	(20,159)	—	—	20,159	—
Total other (income) expenses	(3,600)	676	(2)	20,159	17,233

Income (loss) before income taxes	4,384	34,508	76	(20,159)	18,809
Income tax (benefit) expense	(6,579)	14,393	32	—	7,846

Net income (loss)	10,963	20,115	44	(20,159)	10,963
Net loss-noncontrolling interest	—	—	—	—	—
Net income (loss)-Res-Care, Inc.	10,963	20,115	44	(20,159)	10,963

Other comprehensive income (loss):
Foreign currently translation adjustments	(29)	—	(29)	29	(29)
Comprehensive income (loss) attributable to Res-Care, Inc.	$10,934	$20,115	$15	$(20,130)	$10,934

Total comprehensive income (loss)	$10,934	$20,115	$15	$(20,130)	$10,934

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$10,963	$20,115	$44	$(20,159)	$10,963
Adjustments to reconcile net income, including
noncontrolling interest, to cash provided by
operating activities	6,165	7,728	(275)	20,159	33,777
Cash provided by (used in) operating activities	17,128	27,843	(231)	—	44,740
Investing activities:
Purchases of property and equipment	(2,686)	(7,260)	(30)	—	(9,976)
Acquisitions of businesses, net of cash acquired	—	(949)	—	—	(949)
Proceeds from sale of assets	—	203	—	—	203
Cash used in investing activities	(2,686)	(8,006)	(30)	—	(10,722)
Financing activities:
Long-term debt repayments	(172,515)	(85)	—	—	(172,600)
Long-term debt borrowings	275,000	—	—	—	275,000
Payments on obligations under capital leases	—	(3,692)	—	—	(3,692)
Debt issuance costs	(3,618)	—	—	—	(3,618)
Dividend paid.	(122,448)	—	—	—	(122,448)
Net payments relating to intercompany financing	18,254	(18,415)	161	—	—
Cash (used in) provided by financing activities	(5,327)	(22,192)	161	—	(27,358)
Effect of exchange rate changes on cash and cash equivalents	—	—	211	—	211
Increase (decrease) in cash and cash equivalents	9,115	(2,355)	111	—	6,871
Cash and cash equivalents at beginning of period	26,335	2,860	802	—	29,997
Cash and cash equivalents at end of period	$35,450	$505	$913	$—	$36,868

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$21,611	$41,386	$(224)	$(41,238)	$21,535
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(35,175)	5,948	520	41,238	12,531
Cash (used in) provided by operating activities	(13,564)	47,334	296	—	34,066
Investing activities:
Purchases of property and equipment	(4,242)	(3,940)	(30)	—	(8,212)
Acquisitions of businesses, net of cash acquired	—	(2,234)	—	—	(2,234)
Proceeds from sale of assets	—	184	—	—	184
Cash used in investing activities	(4,242)	(5,990)	(30)	—	(10,262)
Financing activities:
Long-term debt repayments	(8,737)	(179)	(364)	—	(9,280)
Long-term debt borrowings	—	—	—	—	—
Debt issuance costs	(2)	—	—	—	(2)
Payments on obligations under capital leases	—	(3,499)	—	—	(3,499)
Net payments relating to intercompany financing	41,677	(39,687)	(1,990)	—	—
Cash provided by (used in) financing activities	32,938	(43,365)	(2,354)	—	(12,781)
Effect of exchange rate changes on cash and cash equivalents	—	(81)	—	—	(81)
Increase (decrease) in cash and cash equivalents	15,132	(2,102)	(2,088)	—	10,942
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$57,765	$2,693	$618	$—	$61,076

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our

2013 Annual Report on Form 10-K filed February 18, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30				June 30
	2014		2013		2014		2013
	(Dollars in thousands)
Revenues:
Residential Services	$237,927		$215,530		$471,759		$428,057
ResCare HomeCare	95,684		89,607		189,263		177,039
Education & Training Services	34,046		34,928		68,170		69,418
Workforce Services	42,381		39,596		82,188		79,414
Pharmacy Services	21,396		16,572		41,537		31,759
Consolidated	$431,434		$396,233		$852,917		$785,687
Operating income:
Residential Services	$31,956		$26,388		$60,051		$52,600
ResCare HomeCare	8,683		8,316		16,355		15,021
Education & Training Services	2,724		2,241		5,545		4,897
Workforce Services	4,883		4,258		8,616		8,054
Pharmacy Services	1,132		2,576		2,880		3,604
Corporate (1)	(29,551)		(20,007)		(57,405)		(39,206)
Consolidated	$19,827		$23,772		$36,042		$44,970
Operating margin:
Residential Services	13.4%		12.2%		12.7%		12.3%
ResCare HomeCare	9.1%		9.3%		8.6%		8.5%
Education & Training Services	8.0%		6.4%		8.1%		7.1%
Workforce Services	11.5%		10.8%		10.5%		10.1%
Pharmacy Services	5.3%		15.5%		6.9%		11.3%
Corporate (1)	(6.8%	)	(5.0%	)	(6.7%	)	(5.0%	)
Consolidated	4.6%		6.0%		4.2%		5.7%

________

(1)     Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and six months ended June 30, 2014 increased $35.2 million and $67.2 million, or 8.9% and 8.6%, respectively, from the same periods in 2013.  Organic growth for the three months and six months ended June 30, 2014 was 3.8% and 3.2%, respectively.  Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended June 30, 2014, was $19.8 million compared to operating income of $23.8 million from the same period in 2013.  Consolidated operating margins were 4.6% and 6.0% for the quarterly periods in 2014 and 2013, respectively. The decrease in operating income and margin primarily resulted from higher corporate general and administrative expenses for incentive compensation for stock option holders and insurance costs, which were partially offset by improved results and margins in our Residential Services segment.

Consolidated operating income for the six months ended June 30, 2014 was $36.0 million compared to $45.0 million for the same period in 2013. Consolidated operating margins were 4.2% and 5.7% for the six month periods in 2014 and 2013, respectively.  The decrease in operating income and margin primarily resulted from higher corporate general and administrative expenses for legal costs and incentive compensation for stock option holders, which were partially offset by improved results and margins in all business segments except Pharmacy Services.

Net interest expense increased $0.8 million for the second quarter of 2014 and $0.4 million for the six months ended June 30, 2014, compared to the same periods in 2013. The increases for the three and six month periods were due primarily to higher borrowing levels.   The 2014 second quarter and six month periods also include $0.7 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 4 to the Notes to the Condensed Consolidated Financial Statements. Our effective income tax rate for the six months ended June 30, 2014 was 41.7% as compared to 25.1% over the same period in 2013.  The 2014 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  Due to the retroactive application of the tax credit to January 1, 2012, our effective tax rate for the first six months of 2013 reflects not only the first six months impact, but also $3.3 million related to 2012 and prior periods.

Residential Services

Residential Services revenues for the quarter ended June 30, 2014 increased $22.4 million, or 10.4%, over the same period in 2013. This increase was due primarily to acquisitions of $16.0 million, organic growth of $5.7 million and rate increases of $0.7 million in certain states. Operating margin was 13.4% for the quarter ended June 30, 2014 compared to 12.2% for the same period in 2013. The increase in margin is primarily attributable to lower health insurance costs.

Residential Services revenues for the six months ended June 30, 2014 increased $43.7 million, or 10.2%, over the same period in 2013. This increase was due primarily to acquisition of $33.0 million, organic growth of $8.1 million and rate increases in certain states of $2.6 million.. Operating margin was 12.7% for the six months ended June 30, 2014 compared to 12.3% for the same period in 2013. The increase in margin is attributable to cost efficiencies and lower health insurance costs.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended June 30, 2014 increased $6.1 million, or 6.8%, over the same period in 2013. This increase was due primarily to acquisition growth of $4.3 million, organic growth of $1.4 million and rate/system changes of $0.4 million in certain states. Operating margin decreased from 9.3% in 2013 to 9.1% in 2014.

ResCare HomeCare revenues for the six months ended June 30, 2014 increased $12.2 million, or 6.9%, over the same period in 2013. This increase was due primarily to acquisition of $8.8 million, organic growth of $2.1 million and rate/system changes of $1.4 million in certain states. Operating margin increased from 8.5% in 2013 to 8.6% in 2014.

Education & Training Services

Education & Training Services revenues for the quarter ended June 30, 2014 decreased $0.9 million, or 2.5%, from the same period of 2013, due primarily to slot reduction across all Job Corps centers effective July 1, 2013.  Operating margin was 8.0% in the second quarter of 2014 and 6.4% for the same period in 2013.  The increase in margin is primarily attributable to improved census in certain education related operations.

Education & Training Services revenues for the six months ended June 30, 2014 decreased $1.2 million, or 1.8%, from the same period of 2013, due primarily to slot reduction across all Job Corps centers effective July 1, 2013.  Operating margin was 8.1% in the first six months of 2014 and 7.1% for the same period in 2013.  The improvement in margin is primarily attributable to improved census in certain education related operations.

Workforce Services

Workforce Services revenues for the quarter ended June 30, 2014 increased $2.8 million, or 7.0%, from the same period in 2013, due primarily to net contract wins/changes of $1.5 million and organic growth of $1.3 milion.  Operating margin increased from 10.8% in the second quarter of 2013 to 11.5% in the same period in 2014, due primarily to lower health insurance costs.

Workforce Services revenues for the six months ended June 30, 2014 increased $2.8 million, or 3.5%, from the same period in 2013, due primarily to organic growth opportunities.  Operating margin increased from 10.1% in the first six months of 2013 to 10.5% in the same period in 2014, due primarily to higher margins on our organic growth opportunities.

Pharmacy Services

Pharmacy Services revenues for the quarter ended June 30, 2014 increased $4.8 million, or 29.1%, from the same period in 2013.  This increase was due primarily to organic growth in all the states we have pharmacy services, as well as new services in Kansas.  Operating margin decreased from 15.5% in the second quarter of 2013 to 5.3% in the same period in 2014.  The reduction in margin is primarily attributable to a favorable physical inventory valuation error that occurred in the second quarter of 2013 and was then reversed in the third quarter of 2013.

Pharmacy Services revenues for the six months ended June 30, 2014 decreased $9.8 million, or 30.8%, from the same period in 2013, due primarily to organic growth in all the states we have pharmacy services, as well as new services in Kansas. Operating margin decreased from 11.3% in the first six months of 2013 to 6.9% in the same period in 2014.  The reduction in margin is primarily attributable to a favorable physical inventory valuation error that occurred in the second quarter of 2013 and was then reversed in the third quarter of 2013.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the quarter ended June 30, 2014 increased $9.5 million compared to same period in 2013 due primarily to $7.6 million of incentive compensation expense for stock option holders and $1.7 million of higher insurance related costs.  Total expenses in the first six months of 2014 increased $18.2 million compared to first six months of 2013 due primarily to $10.8 million of higher legal costs in our first quarter and the $7.6 million of incentive compensation mentioned above.

Financial Condition, Liquidity and Capital Resources

Total assets increased $18.2 million, or 1.7%, at June 30, 2014 over balances at December 31, 2013.

Cash and cash equivalents were $36.9 million at June 30, 2014, as compared to $30.0 million at December 31, 2013. Cash provided by operations for the six months ended June 30, 2014 was $44.7 million compared to $34.1 million for the six months ended June 30, 2013.

Net accounts receivable at June 30, 2014 increased to $251.2 million, compared to $241.9 million at December 31, 2013. Days of revenue in net accounts receivable were 51 days at June 30, 2014, compared with 50 days at December 31, 2013.

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

Cash used in investing activities at June 30, 2014 increased $0.5 million over the same period in 2013 primarily due to higher purchases of property and equipment in 2014, which were partially offset by lower amounts spent on acquisitions.

Our financing activities included a net proceeds of debt and capital lease obligations of $98.7 million for the first six months of 2014, which includes proceeds of $275 million related to the debt refinancing which is discussed below. This compares to a net payment of debt and capital lease obligations of $12.8 million for the same period in 2013.  During 2014, we paid a dividend to our shareholders of $122.4 million and paid $3.6 million in debt issuance costs due to the debt refinancing.  In addition to quarterly principal and seller note payments made in the six months ended June 30, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which was part of our financial covenants under the previous agreement.

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

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund a distribution to shareholders of approximately $130 million, and (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15, 2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.  We recorded a loss on extinguishment of debt of $0.7 million for the three and six month periods ended June 30, 2014 associated with termination of the 2012 senior secured revolving credit facility and the Term Loan A prepayment.  Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs.

Subsequent to receiving the proceeds from the 2014 Credit Agreement, we declared and paid a dividend of $122.4 million to Onex ResCare Holdings Corp shareholders.  We also recorded a one-time pre-tax charge of $7.6 million for the accrual of discretionary payments to stock option holders, of which $3.8 million was paid out prior to June 30, 2014.

Our obligations under capital leases are $21.0 million and $20.2 million as of  June 30, 2014 and December 31,2013, respectively.  These primarily relate to vehicle capital leases.  The current portion of these lease obligations was $6.5 million as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, we had irrevocable standby letters of credit in the principal amount of $42 million issued primarily in connection with our insurance programs. As of June 30, 2014, we had $148 million available under the amended and restated revolving credit facility, with an outstanding balance of $60 million. Outstanding balances bear interest at 2.25% over the LIBOR or other bank developed rates at our option. As of June 30, 2014, the weighted average interest rate was 4.0%. Letters of credit had a borrowing rate of 2.38% as of June 30, 2014. The commitment fee on the unused balance was .40%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at June 30, 2014, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

Operating funding sources were approximately 68% through Medicaid reimbursement, 7% from the DOL and 25% from other payors. We believe our sources of funds through operations and available through the credit facility described above will be sufficient to meet our working capital, planned capital expenditure and scheduled debt repayment requirements for the next twelve months.

We had no significant off-balance sheet transactions or interests in 2014 or 2013.

Impact of Recently Issued Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, tiered based upon leverage calculations, had an outstanding balance of $260 million as of June 30, 2014 and $157.5 million as of December 31, 2013.  A 100 basis point movement in the interest rate sustained for one year would result in an approximate $2.6 million annualized effect on interest expense and cash flows.

Item 4.                                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	August 4, 2014	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	August 4, 2014	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer