Form 10-Q
period 2014-09-30
RES CARE INC /KY/
filed 2014-11-10
CIK 776325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-Q

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes __No ✓.

The number of shares outstanding of the registrant’s common stock, no par value, as of October 31, 2014 was 21,344,741.

INDEX

RES-CARE, INC. AND SUBSIDIARIES

		PAGE
PART I.	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2014 and 2013; Nine Months Ended September 30, 2014 and 2013	4

	Condensed Consolidated Statements of Shareholder’s Equity	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2014 and 2013	6

	Notes to Condensed Consolidated Financial Statements – September 30, 2014	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES

EXHIBITS

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30	December 31
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,891	$29,997
Accounts receivable, net of allowance for doubtful accounts of $17,401 in 2014 and $11,900 in 2013	260,952	241,873
Refundable income taxes	807	—
Deferred income taxes	29,076	19,811
Non-trade receivables	4,128	6,852
Prepaid expenses and other current assets	22,187	19,578
Total current assets	343,041	318,111
Property and equipment, net	104,618	101,021
Goodwill	313,416	308,350
Other intangible assets, net	336,267	333,613
Other assets	25,536	25,182
Total assets	$1,122,878	$1,086,277
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$39,305	$34,089
Accrued expenses	141,328	120,803
Current portion of long-term debt	11,109	14,291
Current portion of obligations under capital leases	6,594	6,516
Accrued income taxes	5,447	—
Total current liabilities	203,783	175,699
Long-term liabilities	43,897	39,143
Long-term debt	446,872	345,506
Obligations under capital leases	14,671	13,724
Deferred income taxes	121,291	116,084
Total liabilities	830,514	690,156
Shareholder’s equity:
Common stock, no par value, authorized 40,000,000 shares, issued and outstanding 21,344,741 in 2014 and 2013	—	—
Additional paid-in capital	248,563	247,053
Retained earnings	44,642	149,617
Accumulated other comprehensive income (loss)	(841)	(549)
Total shareholder’s equity	292,364	396,121
Total liabilities and shareholder’s equity	$1,122,878	$1,086,277

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenues	$437,807	$409,934	$1,290,724	$1,195,621
Cost of services	333,809	305,508	978,241	894,958
Gross profit	103,998	104,426	312,483	300,663

Operating expenses:
Operational general and administrative	60,498	55,222	175,704	167,601
Corporate general and administrative	23,898	24,280	81,135	63,168
Total operating expenses	84,396	79,502	256,839	230,769

Operating income	19,602	24,924	55,644	69,894

Interest expense, net	8,571	8,140	25,145	24,342
Loss on extinguishment of debt	—	—	659	—
Income before income taxes	11,031	16,784	29,840	45,552
Income tax expense	4,521	5,450	12,367	12,683
Net income	6,510	11,334	17,473	32,869
Net loss-noncontrolling interest	—	(34)	—	(110)
Net income-Res-Care, Inc.	6,510	11,368	17,473	32,979

Other comprehensive income:
Foreign currency translation adjustments	(263)	56	(292)	(358)
Comprehensive income attributable to Res-Care, Inc.	$6,247	$11,424	$17,181	$32,621

Total comprehensive income	$6,247	$11,390	$17,181	$32,511

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In thousands)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total

Balance at December 31, 2013	21,345	—	$247,053	$149,617	$(549)	$396,121

Net income	—	—	—	17,473	—	17,473
Foreign currency translation adjustment arising during period	—	—	—	—	(292)	(292)
Cash dividends	—	—	—	(122,448)	—	(122,448)
Share-based compensation	—	—	1,510	—	—	1,510
Balance at September 30, 2014	21,345	—	$248,563	$44,642	$(841)	$292,364

See accompanying notes to condensed consolidated financial statements.

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net income	$17,473	$32,869
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,489	25,535
Amortization of deferred debt issuance costs	1,753	2,612
Share-based compensation	1,510	2,376
Deferred income taxes, net	(4,058)	1,480
Provision for losses on accounts receivable	8,214	4,430
Loss on extinguishment of debt	659	—
Loss on sale of assets	207	81
Changes in operating assets and liabilities	7,469	(13,935)
Cash provided by operating activities	60,716	55,448
Cash flows from investing activities:
Purchases of property and equipment	(17,980)	(15,007)
Acquisitions of businesses, net of cash acquired	(15,057)	(19,995)
Proceeds from sale of assets	555	344
Cash used in investing activities	(32,482)	(34,658)
Cash flows from financing activities:
Long-term debt repayments	(176,078)	(14,190)
Long-term debt borrowings	275,000	—
Payments on obligations under capital leases	(5,502)	(5,446)
Dividend paid	(122,448)	—
Debt issuance costs	(3,631)	(2)
Cash used in financing activities	(32,659)	(19,638)
Effect of exchange rate changes on cash and cash equivalents	319	(96)
(Decrease) increase in cash and cash equivalents	(4,106)	1,056
Cash and cash equivalents at beginning of period	29,997	50,134
Cash and cash equivalents at end of period	$25,891	$51,190
Supplemental schedule of non-cash investing and financing activities:
Notes issued and contingent liabilities in connection with acquisitions	$247	$1,336
Capital lease obligations	$6,710	$8,409
Settlement of Seller obligations in connection with an acquisition	$—	$1,240
Purchases of property and equipment in accounts payable	$27	$—

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

The accompanying condensed consolidated financial statements of ResCare have been prepared in accordance with Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for comprehensive annual financial statements. In our opinion, all adjustments  considered necessary for a fair statement of financial condition and results of operations for the interim periods have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Out-of-Period Items

During the third quarter of 2013, we recorded an out-of-period adjustment which increased our costs of services by approximately $1 million and decreased net income by approximately $0.6 million.  This item related to the second quarter of 2013 and resulted from a physical inventory adjustment in our Pharmacy operation. We also identified and recorded another out-of-period adjustment during the third quarter of 2013 which decreased revenues by approximately $1.3 million, of which $0.5 million related to 2012 and $0.8 million related to the first half of 2013. The net impact of these combined items decreased pre-tax income for the third quarter of 2013 by approximately $2.3 million before tax ($1.4 million after tax). We evaluated the total out-of-period adjustments impacting the third quarter and year-to-date 2013, both individually and in the aggregate, in relation to the third quarter 2013, when they were corrected, as well as the periods in which they originated and concluded that these adjustments are not material to any financial statements for all impacted periods.

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

HomeCare Iowa operation

In September 2014, ResCare provided the results of a billing compliance audit of its Iowa home health agency as well as supporting documentation in response to an investigation by the United States Attorney’s Office in Iowa. The audit was specifically related to the home health agency’s participation in the Medicaid program and revealed a potential overpayment obligation. We made provisions to lower our revenue by $3.4 million in the three and nine month periods ended September 30, 2014, in our condensed consolidated financial statements based on our estimate of this potential obligation.

Note 2.                   Acquisitions

We completed four acquisitions within our Residential Services and ResCare HomeCare segments during the first nine months of 2014, two of which occurred in the third quarter.  Aggregate consideration for these acquisitions was approximately $15.3 million, including $0.1 million of notes issued and $0.2 million of contingent liabilities. The operating results of the acquisitions are included in the condensed consolidated financial statements from the date of acquisition.  Proforma results and other disclosure have not been included as the acquisitions are considered immaterial, individually and in the aggregate.

The preliminary aggregate purchase price for these acquisitions was allocated as follows:

Prepaid assets	$164
Property and equipment	441
Other intangible assets	9,524
Goodwill	5,175
Aggregate purchase price	$15,304

The other intangible assets consist primarily of customer relationships and covenants not to compete. All intangible assets will be amortized over five to twenty years. We expect all of the $5.2 million of goodwill will be deductible for tax purposes.

Note 3.                   Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. The date of our annual impairment test is October 1.  A summary of changes to goodwill during the nine months ended September 30, 2014 is as follows:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Total
Balance at January 1, 2014
Goodwill	$182,446	$73,547	$15,311	$32,720	$4,326	$308,350
Goodwill added through acquisitions	4,989	186	—	—	—	5,175
Other (1)	(109)	—	—	—	—	(109)
Balance at September 30, 2014	$187,326	$73,733	$15,311	$32,720	$4,326	$313,416

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

Note 4.                   Debt

Long-term debt and obligations under capital leases consist of the following:

	September 30	December 31
	2014	2013

10.75% senior notes due 2019	$200,000	$200,000
Senior secured Term Loan A due 2017	—	157,513
Senior secured Term Loan A due 2019	196,481	—
Senior secured Revolving Facility	60,000	—
Obligations under capital leases	21,265	20,240
Notes payable and other	1,500	2,284
	479,246	380,037
Less current portion	17,703	20,807
	$461,543	$359,230

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund distributions to shareholders of approximately $130 million, (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15, 2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.

Our obligations under capital leases are $21.3 million as of September 30, 2014, due primarily to vehicle capital leases.  The current portion of these lease obligations was $6.6 million.

We recorded a loss on extinguishment of debt of $0.7 million for the three month period ended June 30, 2014 and for the nine month period ended September 30, 2014 associated with termination of the 2012 senior secured revolving credit facility and the Term Loan A prepayment.  Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs.  This transaction was primarily accounted for as a modification and was analyzed on a lender by lender basis.

Subsequent to receiving the proceeds from the 2014 Credit Agreement, we declared and paid a dividend of $122.4 million to Onex ResCare Holdings Corp shareholders in April 2014.  In the three month period ended June 30, 2014, we also recorded a one-time pre-tax charge of $7.6 million for the accrual of discretionary payments to stock option holders, of which $3.8 million was paid out as of September 30, 2014.  The remaining accrued amount will be paid over the vesting period.

On November 5, 2014, the Company delivered notice for the full redemption of the $200 million outstanding 10.75% senior notes due January 15, 2019.  The redemption date is December 29, 2014.  The redemption amount is equal to the sum of the $200 million aggregate principal at a make-whole premium amount calculated within the terms of the related indenture estimated to be 105.82% plus accrued and unpaid interest through the date of redemption.  We will finance the redemption with the DDTL and additional revolver borrowings.

Note 5.                   Income Taxes

The effective tax rate was 41.0% and 32.5% for the three months ended September 30, 2014 and 2013, respectively, and 41.4% and 27.8% for the nine months ended September 30, 2014 and 2013, respectively. The 2014 rate was negatively impacted by the expiration of jobs tax credits (not yet renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  On January 2, 2013, legislation was enacted that reinstated the jobs credit provisions retroactive to January 1, 2012.  The first nine months of 2013 reflects not only the 2013 year-to-date impact of jobs tax credit, but also $3.4 million related to 2012 and prior periods’ jobs tax credit impact.

Note 6.                   Financial Instruments

At September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximated carrying value because of the short-term nature of these instruments. The fair value of our other financial instruments subject to fair value disclosures are as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
10.75% senior notes	$200,000	$213,000	$200,000	$223,500
Senior secured Term Loan A due 2017	—	—	157,513	157,513
Senior secured Term Loan A due 2019	196,481	196,481	—	—
Senior secured Revolving Facility	60,000	60,000	—	—
Notes payable and other	1,500	1,526	2,284	2,200

We estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available to us (Level 2).

Note 7.             Segment Information

The following table sets forth information about our reportable segments:

			Education
	Residential	ResCare	& Training	Workforce	Pharmacy
	Services	HomeCare	Services	Services	Services	Corporate	Total
Three months ended September 30:
2014
Revenues	$246,209	$93,523	$31,995	$43,699	$22,381	$—	$437,807
Operating income (loss) (1)	29,047	5,714	2,598	4,446	2,014	(24,217)	19,602
Total assets	646,116	217,180	36,261	91,412	22,196	109,713	1,122,878
Capital expenditures	3,216	89	41	16	80	4,562	8,004
Depreciation and amortization	5,964	837	141	239	41	2,199	9,421

2013
Revenues	$225,407	$93,061	$31,074	$42,257	$18,135	$—	$409,934
Operating income (loss) (1)	30,670	9,837	2,949	5,096	844	(24,472)	24,924
Total assets	616,591	181,671	50,495	83,774	18,609	130,660	1,081,800
Capital expenditures	3,992	193	37	228	71	2,274	6,795
Depreciation and amortization	5,463	643	134	287	41	2,241	8,809

Nine months ended September 30:
2014
Revenues	$717,968	$282,786	$100,165	$125,887	$63,918	$—	$1,290,724
Operating income (loss) (1)	89,098	22,069	8,143	13,062	4,894	(81,622)	55,644
Capital expenditures	8,801	411	65	151	274	8,278	17,980
Depreciation and amortization	17,117	2,471	431	1,001	118	6,351	27,489

2013
Revenues	$653,464	$270,100	$100,492	$121,671	$49,894	$—	$1,195,621
Operating income (loss) (1)	83,270	24,858	7,846	13,150	4,448	(63,678)	69,894
Capital expenditures	7,623	560	47	353	304	6,120	15,007
Depreciation and amortization	15,897	1,777	401	833	111	6,516	25,535

(1)       Under Corporate, the operating loss is comprised of our corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Note 8.             Legal Proceedings

ResCare, or its affiliates, are parties to various legal and/or administrative proceedings arising out of the operation of our programs and arising in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  The pre-tax charges recorded in connection with legal and administrative matters, including settlements in 2014 of communication practices and wage/hour class-action lawsuits, as well as accrual of our best estimate of the anticipated settlement cost for the Iowa matter as discussed in Note 1, increased by $15.6 million during the nine months ended September 30, 2014, compared to the same period in 2013.  Court approval and payment of certain settlements noted above are expected in late 2014 through early 2015.

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$22,664	$2,288	$939	$—	$25,891
Accounts receivable, net	31,130	229,746	76	—	260,952
Refundable income taxes	807	—	—	—	807
Deferred income taxes	29,076	—	—	—	29,076
Non-trade receivables	3,251	856	21	—	4,128
Prepaid expenses and other current assets	11,958	10,213	16	—	22,187
Total current assets	98,886	243,103	1,052	—	343,041

Property and equipment, net	55,187	49,399	32	—	104,618
Goodwill	308,595	27	4,794	—	313,416
Other intangible assets, net	293,998	42,269	—	—	336,267
Intercompany	—	714,365	69,034	(783,399)	—
Investment in subsidiaries	1,025,337	37,913	—	(1,063,250)	—
Other assets	19,419	6,117	—	—	25,536
	$1,801,422	$1,093,193	$74,912	$(1,846,649)	$1,122,878

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$23,625	$15,645	$35	$—	$39,305
Accrued expenses	77,780	62,392	1,156	—	141,328
Current portion of long-term debt	10,000	1,109	—	—	11,109
Current portion of obligations under capital leases	—	6,594	—	—	6,594
Accrued income taxes	5,447	—	—	—	5,447
Total current liabilities	116,852	85,740	1,191	—	203,783

Intercompany	781,305	—	—	(781,305)	—
Long-term liabilities	43,129	768	—	—	43,897
Long-term debt	446,481	391	—	—	446,872
Obligations under capital leases	—	14,671	—	—	14,671
Deferred income taxes	121,291	—	—	—	121,291
Total liabilities	1,509,058	101,570	1,191	(781,305)	830,514

Common stock	—	—	—	—	—
Additional paid-in capital	248,563	478,422	122,023	(600,445)	248,563
Retained earnings	44,642	513,219	(47,140)	(466,079)	44,642
Accumulated other comprehensive (loss) income	(841)	(18)	(1,162)	1,180	(841)
Total shareholder’s equity	292,364	991,623	73,721	(1,065,344)	292,364
	$1,801,422	$1,093,193	$74,912	$(1,846,649)	$1,122,878

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$62,630	$374,794	$383	$—	$437,807

Operating expenses	67,785	350,025	395	—	418,205

Operating (loss) income	(5,155)	24,769	(12)	—	19,602

Other expenses (income):
Interest, net	8,227	345	(1)	—	8,571
Loss on extinguishment of debt	—	—	—	—	—
Equity in earnings of subsidiaries	(14,384)	—	—	14,384	—
Total other (income) expenses	(6,157)	345	(1)	14,384	8,571

Income (loss) before income taxes	1,002	24,424	(11)	(14,384)	11,031
Income tax (benefit) expense	(5,508)	10,034	(5)	—	4,521

Net income (loss)	6,510	14,390	(6)	(14,384)	6,510

Other comprehensive income (loss):
Foreign currently translation adjustments	(263)	—	(263)	263	(263)
Comprehensive income (loss) attributable to Res-Care, Inc.	$6,247	$14,390	$(269)	$(14,121)	$6,247

Total comprehensive income (loss)	$6,247	$14,390	$(269)	$(14,121)	$6,247

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Revenues	$188,850	$1,100,704	$1,170	$—	$1,290,724

Operating expenses	193,221	1,040,751	1,108	—	1,235,080

Operating (loss) income	(4,371)	59,953	62	—	55,644

Other expenses (income):
Interest, net	24,127	1,021	(3)	—	25,145
Loss on extinguishment of debt	659	—	—	—	659
Equity in earnings of subsidiaries	(34,543)	—	—	34,543	—
Total other (income) expenses	(9,757)	1,021	(3)	34,543	25,804

Income (loss) before income taxes	5,386	58,932	65	(34,543)	29,840
Income tax (benefit) expense	(12,087)	24,427	27	—	12,367

Net income (loss)	17,473	34,505	38	(34,543)	17,473

Other comprehensive income (loss):
Foreign currently translation adjustments	(292)	—	(292)	292	(292)
Comprehensive income (loss) attributable to Res-Care, Inc.	$17,181	$34,505	$(254)	$(34,251)	$17,181

Total comprehensive income (loss)	$17,181	$34,505	$(254)	$(34,251)	$17,181

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

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2014

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$17,473	$34,505	$38	$(34,543)	$17,473
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(5,506)	13,786	420	34,543	43,243
Cash provided by (used in) operating activities	11,967	48,291	458	—	60,716
Investing activities:
Purchases of property and equipment	(9,421)	(8,526)	(33)	—	(17,980)
Acquisitions of businesses, net of cash acquired	—	(15,057)	—	—	(15,057)
Proceeds from sale of assets	—	555	—	—	555
Cash used in investing activities	(9,421)	(23,028)	(33)	—	(32,482)
Financing activities:
Long-term debt repayments	(175,013)	(1,065)	—	—	(176,078)
Long-term debt borrowings	275,000	—	—	—	275,000
Payments on obligations under capital leases	—	(5,502)	—	—	(5,502)
Debt issuance costs	(3,631)	—	—	—	(3,631)
Dividend paid.	(122,448)	—	—	—	(122,448)
Net payments relating to intercompany financing	19,875	(19,268)	(607)	—	—
Cash (used in) provided by financing activities	(6,217)	(25,835)	(607)	—	(32,659)
Effect of exchange rate changes on cash and cash equivalents	—	—	319	—	319
Increase (decrease) in cash and cash equivalents	(3,671)	(572)	137	—	(4,106)
Cash and cash equivalents at beginning of period	26,335	2,860	802	—	29,997
Cash and cash equivalents at end of period	$22,664	$2,288	$939	$—	$25,891

RES-CARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2013

(In thousands)

		Guarantor	Non-Guarantor		Consolidated
	ResCare, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total

Operating activities:
Net income (loss)	$32,979	$60,452	$(269)	$(60,293)	$32,869
Adjustments to reconcile net income, including noncontrolling interest, to cash provided by operating activities	(71,961)	33,662	585	60,293	22,579
Cash (used in) provided by operating activities	(38,982)	94,114	316	—	55,448
Investing activities:
Purchases of property and equipment	(8,602)	(6,362)	(43)	—	(15,007)
Acquisitions of businesses, net of cash acquired	—	(19,995)	—	—	(19,995)
Proceeds from sale of assets	—	344	—	—	344
Cash used in investing activities	(8,602)	(26,013)	(43)	—	(34,658)
Financing activities:
Long-term debt repayments	(10,929)	(2,682)	(579)	—	(14,190)
Long-term debt borrowings	—	—	—	—	—
Debt issuance costs	(2)	—	—	—	(2)
Payments on obligations under capital leases	—	(5,446)	—	—	(5,446)
Net payments relating to intercompany financing	62,646	(61,109)	(1,537)	—	—
Cash provided by (used in) financing activities	51,715	(69,237)	(2,116)	—	(19,638)
Effect of exchange rate changes on cash and cash equivalents	—	—	(96)	—	(96)
Increase (decrease) in cash and cash equivalents	4,131	(1,136)	(1,939)	—	1,056
Cash and cash equivalents at beginning of period	42,633	4,795	2,706	—	50,134
Cash and cash equivalents at end of period	$46,764	$3,659	$767	$—	$51,190

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

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in our

2013 Annual Report on Form 10-K filed February 18, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30				September 30
	2014		2013		2014		2013
	(Dollars in thousands)
Revenues:
Residential Services	$246,209		$225,407		$717,968		$653,464
ResCare HomeCare	93,523		93,061		282,786		270,100
Education & Training Services	31,995		31,074		100,165		100,492
Workforce Services	43,699		42,257		125,887		121,671
Pharmacy Services	22,381		18,135		63,918		49,894
Consolidated	$437,807		$409,934		$1,290,724		$1,195,621

Operating income:
Residential Services	$29,047		$30,670		$89,098		$83,270
ResCare HomeCare	5,714		9,837		22,069		24,858
Education & Training Services	2,598		2,949		8,143		7,846
Workforce Services	4,446		5,096		13,062		13,150
Pharmacy Services	2,014		844		4,894		4,448
Corporate (1)	(24,217)		(24,472)		(81,622)		(63,678)
Consolidated	$19,602		$24,924		$55,644		$69,894

Operating margin:
Residential Services	11.8%		13.6%		12.4%		12.7%
ResCare HomeCare	6.1%		10.6%		7.8%		9.2%
Education & Training Services	8.1%		9.5%		8.1%		7.8%
Workforce Services	10.2%		12.1%		10.4%		10.8%
Pharmacy Services	9.0%		4.7%		7.7%		8.9%
Corporate (1)	(5.5%	)	(6.0%	)	(6.3%	)	(5.3%	)
Consolidated	4.5%		6.1%		4.3%		5.8%

________

(1)       Represents corporate general and administrative expenses, as well as other operating income and expenses related to the corporate office.

Consolidated

Consolidated revenues for the quarter and nine months ended September 30, 2014 increased $27.9 million and $95.1 million, or 6.8% and 8.0%, respectively, from the same periods in 2013.  Organic growth for the three months and nine months ended September 30, 2014 was 2.7% and 2.4%, respectively.  Revenues are more fully described in the segment discussions.

Consolidated operating income, which includes corporate general and administrative expenses, for the quarter ended September 30, 2014, was $19.6 million compared to operating income of $24.9 million from the same period in 2013.  Consolidated operating margins were 4.5% and 6.1% for the quarterly periods in 2014 and 2013, respectively. The decrease in operating income and margin primarily resulted from lower operating income in our Residential Services, ResCare HomeCare and Workforce Services operations, which were partially offset by higher operating income in our Pharmacy Services operation.

Consolidated operating income for the nine months ended September 30, 2014 was $55.6 million compared to $69.9 million for the same period in 2013. Consolidated operating margins were 4.3% and 5.8% for the nine month periods in 2014 and 2013, respectively.  The decrease in operating income and margin primarily resulted from higher corporate general and administrative expenses for legal costs and incentive compensation for stock option holders, lower operating income from our ResCare HomeCare, which were partially offset by higher operating income in our Residential Services operation.

Net interest expense increased $0.4 million for the third quarter of 2014 and $0.8 million for the nine months ended September 30, 2014, compared to the same periods in 2013. The increases for the three and nine month periods were due primarily to higher borrowing levels.  The 2014 nine month period also included $0.7 million related to a loss on extinguishment of debt from the refinancing that is further described in Note 4 to the Notes to the Condensed Consolidated Financial Statements. Our effective income tax rate for the nine months ended September 30, 2014 was 41.4% as compared to 27.8% over the same period in 2013.  The 2014 rate was negatively impacted by the expiration of jobs tax credits (not renewed for 2014), while the 2013 rate was favorably impacted by the renewal of jobs tax credits.  The first nine months of 2013 reflects not only the 2013 year-to-date impact of jobs tax credit, but also $3.4 million related to 2012 and prior periods’ jobs tax credit impact.

Residential Services

Residential Services revenues for the quarter ended September 30, 2014 increased $20.8 million, or 9.2%, over the same period in 2013. This increase was due primarily to acquisitions of $19.3 million and net organic growth of $1.4 million. Operating margin was 11.8% for the quarter ended September 30, 2014 compared to 13.6% for the same period in 2013. The decrease in margin is primarily attributable to weak operating performance in our Kentucky and Texas operations, as well as higher bad debt and medical costs.

Residential Services revenues for the nine months ended September 30, 2014 increased $64.5 million, or 9.9%, over the same period in 2013. This increase was due primarily to acquisition of $61.8 million and net organic growth of $2.7 million. Operating margin was 12.4% for the nine months ended September 30, 2014 compared to 12.7% for the same period in 2013. The decrease in margin is primarily attributable to weak operating performance in our Kentucky and Texas operations, as well as higher bad debt, which were partially offset by lower medical costs.

ResCare HomeCare

ResCare HomeCare revenues for the quarter ended September 30, 2014 increased $0.5 million, or 0.5%, over the same period in 2013. This increase was due primarily to acquisition growth of $2.7 million, net organic growth of $0.7 million and rate/system changes of $0.5 million in certain states, which were partially offset by $3.4 million of unfavorable revenue reversals incurred in our Iowa operation due to a billing compliance audit matter discussed in Note 1.  Operating margin was 6.1% for the quarter ended September 30, 2014 compared to 10.6% for the same period in 2013.  The decrease in margin is primarily attributable to the $3.4 million of unfavorable revenue reversals incurred in our Iowa operation.

ResCare HomeCare revenues for the nine months ended September 30, 2014 increased $12.7 million, or 4.7%, over the same period in 2013. This increase was due primarily to acquisition of $11.5 million, net organic growth of $2.9 million and rate/system changes of $1.7 million in certain states, which were partially offset by $3.4 million of unfavorable revenue reversals incurred in our Iowa operation.  Operating margin was 7.8% for the nine months ended September 30, 2014 compared to 9.2% for the same period in 2013.  The decrease in margin is primarily attributable to the $3.4 million of unfavorable revenue reversals incurred in our Iowa operation.

Education & Training Services

Education & Training Services revenues for the quarter ended September 30, 2014 increased $0.9 million, or 3.0%, from the same period of 2013, due primarily to organic growth.  Operating margin was 8.1% for the quarter ended September 30, 2014 compared to 9.5% for the same period in 2013.  The decrease in margin is primarily attributable to higher general and administrative expenses.

Education & Training Services revenues for the nine months ended September 30, 2014 decreased $0.3 million, or 0.3%, from the same period of 2013.  Operating margin was 8.1% for the nine months ended September 30, 2014 compared to 7.8% for the same period in 2013.  The improvement in margin is primarily attributable to improved census in certain education related operations.

Workforce Services

Workforce Services revenues for the quarter ended September 30, 2014 increased $1.4 million, or 3.4%, from the same period in 2013, due primarily to net contract wins/changes of $1.4 million.  Operating margin was 10.2% for the quarter ended September 30, 2014 compared to 12.1% for the same period in 2013.  The decrease was due primarily to lower operating performance and higher bad debt expense in certain TANF contracts.

Workforce Services revenues for the nine months ended September 30, 2014 increased $4.2 million, or 3.5%, from the same period in 2013, due primarily to net contract wins/changes of $3.9 million and net organic growth of $0.3 million.  Operating margin was 10.4% for the nine months ended September 30, 2014 compared to 10.8% for the same period in 2013.  The decrease was due primarily to lower operating performance and higher bad debt expense in certain TANF contracts.

Pharmacy Services

Pharmacy Services revenues for the quarter ended September 30, 2014 increased $4.2 million, or 23.4%, from the same period in 2013.  This increase was due primarily to organic growth.  Operating margin was 9.0% for the quarter ended September 30, 2014 compared to 4.7% for the same period in 2013.  The improvement in margin is primarily attributable to a favorable physical inventory valuation error that occurred in the second quarter of 2013 and was then reversed in the third quarter of 2013.

Pharmacy Services revenues for the nine months ended September 30, 2014 increased $14.0 million, or 28.1%, from the same period in 2013, due primarily to organic growth.  Operating margin was 7.7% for the nine months ended September 30, 2014 compared to 8.9% for the same period in 2013.  The reduction in margin is primarily attributable to higher product cost.

Corporate

Total corporate operating expenses represent corporate general and administrative expenses, as well as other operating income and expenses. Total expenses in the third quarter ended September 30, 2014 decreased $0.3 million compared to same period in 2013 due primarily to lower insurance costs of $4.3 million and lower compensation costs of $0.7 million, which were partially offset by higher legal costs of $5.0 million.  Total expenses in the first nine months of 2014 increased $17.9 million compared to first nine months of 2013 due primarily to $15.6 million of higher legal costs and $7.6 million of incentive compensation, which were partially offset by $5.1 million of lower insurance related costs.

Financial Condition, Liquidity and Capital Resources

Total assets increased $36.6 million, or 3.4%, at September 30, 2014 over balances at December 31, 2013.

Cash and cash equivalents were $25.9 million at September 30, 2014, as compared to $30.0 million at December 31, 2013. Cash provided by operations for the nine months ended September 30, 2014 was $60.7 million compared to $55.4 million for the nine months ended September 30, 2013.

Net accounts receivable at September 30, 2014 increased to $261.0 million, compared to $241.9 million at December 31, 2013. Days of revenue in net accounts receivable were 50 days at September 30, 2014 and December 31, 2013.

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

Cash used in investing activities at September 30, 2014 decreased $2.2 million compared to the same period in 2013 primarily due to lower amounts spent on acquisitions in 2014, which were partially offset by higher purchases of property and equipment in 2014.

Our financing activities included net proceeds of debt and capital lease obligations of $93.4 million for the first nine months of 2014, which includes proceeds of $275 million related to the debt refinancing which is discussed below. This compares to a net payment of debt and capital lease obligations of $19.6 million for the same period in 2013.  During 2014, we paid a dividend to our shareholders of $122.4 million and paid $3.6 million in debt issuance costs due to the debt refinancing.  In addition to quarterly principal and seller note payments made in the nine months ended September 30, 2013, we made an additional required $4.3 million principal payment resulting from the annual Excess Cash Flow calculation, which was part of our financial covenants under the previous agreement.

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

On April 25, 2014, we entered into an amended and restated senior secured credit facility (the “2014 Credit Agreement”) in an aggregate principal amount of $650 million, which replaced our 2012 senior secured credit facility and the related term loan A. The 2014 Credit Agreement consists of a Term Loan A (the “Term Loan A”) in an aggregate principal amount of $200 million, a revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $250 million, and a Delayed-Draw Term Loan A (the “DDTL”) in an aggregate amount of $200 million.  At closing, proceeds from the new Term Loan A and Revolving Facility were used to (i) refinance the prior revolver and term loan A, (ii) fund distributions to shareholders of approximately $130 million, (iii) fund related transaction fees and expenses, and (iv) used for working capital and other general corporate purposes permitted under the 2014 Credit Agreement, including certain acquisitions and investments.  The Term Loan A, the Revolving Facility and the DDTL (if drawn upon) each mature on April 25, 2019. The Term Loan A will amortize in an aggregate annual amount equal to a percentage of the original principal amount of the Term Loan A beginning September 30, 2014 as follows: (i) 5% during each of the first two years after funding, (ii) 7.5% during the third year after funding, (iii) 10% during the fourth year after funding and, (iv) 12.5% during the final year of the term. The balance of the Term Loan A is payable at maturity.  Pricing for the Term Loan A, Revolving Facility and the DDTL (if drawn upon) will be variable, at the London Interbank Offer Rate (LIBOR) plus 225 basis points. LIBOR is defined as having no minimum rate. The DDTL may be drawn within 12 months from the closing date to call the 10.75% senior unsecured notes due 2019 (which are callable on January 15, 2015) and other uses allowed in the 2014 Credit Agreement.  The 2014 Credit Agreement also provides that, upon satisfaction of certain conditions, the Company may increase the aggregate principal amount of loans outstanding thereunder by up to $175 million, subject to receipt of additional lending commitments for such loans. The loans and other obligations under the 2014 Credit Agreement are (i) guaranteed by Onex Rescare Holdings Corp. (“Holdings”) and substantially all of its subsidiaries (subject to certain exceptions and limitations) and (ii) secured by substantially all of the assets of the Company, Holdings and substantially all of its subsidiaries (subject to certain exceptions and limitations). The 2014 Credit Agreement contains financial covenants which require us to maintain specific ratios with respect to interest coverage and leverage. This agreement provides for the exclusion of charges incurred with the resolution of certain named legal proceedings, as well as any non-cash impairment charges, in the calculation of certain financial covenants.  We recorded a loss on extinguishment of debt of $0.7 million for the second quarter of 2014 and nine month period ended September 30, 2014 associated with termination of the 2012 senior secured revolving credit facility and the Term Loan A prepayment.  Loss on extinguishment of debt consists principally of write-offs of deferred debt issuance costs.

Subsequent to receiving the proceeds from the 2014 Credit Agreement, we declared and paid a dividend of $122.4 million to Onex ResCare Holdings Corp shareholders.  We also recorded a one-time pre-tax charge of $7.6 million for the accrual of discretionary payments to stock option holders, of which $3.8 million was paid out as of September 30, 2014.  The remaining accrued amount will be paid over the vesting period.

On November 5, 2014, the Company delivered notice for the full redemption of the $200 million outstanding 10.75% senior notes due January 15, 2019.  The redemption date is December 29, 2014.  The redemption amount is equal to the sum of the $200 million aggregate principal at a make-whole premium amount calculated within the terms of the related indenture estimated to be 105.82% plus accrued and unpaid interest through the date of redemption.  We will finance the redemption with the DDTL and additional indebtedness.

Our obligations under capital leases are $21.3 million and $20.2 million as of September 30, 2014 and December 31, 2013, respectively.  These primarily relate to vehicle capital leases.  The current portion of these lease obligations was $6.6 million as of September 30, 2014 and $6.5 million as of December 31, 2013.

As of September 30, 2014, we had irrevocable standby letters of credit in the principal amount of $46.2 million issued primarily in connection with our insurance programs. As of September 30, 2014, we had $143.8 million available under the amended and restated revolving credit facility, with an outstanding balance of $60.0 million. Outstanding balances bear interest at 2.00% over the LIBOR or other bank developed rates at our option. As of September 30, 2014, the weighted average interest rate was 4%. Letters of credit had a borrowing rate of 2.38% as of September 30, 2014. The commitment fee on the unused balance was 0.35%. The margin over LIBOR and the commitment fee is determined quarterly based on our leverage ratio, as defined by the revolving credit facility.

We are in compliance with our debt covenants at September 30, 2014, and we believe we will continue to be in compliance with these covenants over the next twelve months. Our ability to achieve the thresholds provided for in the financial covenants largely depends upon continued profitability, reductions of amounts borrowed under the facility and continued cash collections.

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

Impact of Recently Issued Accounting Pronouncements

See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in interest rates. While we are exposed to changes in interest rates as a result of any outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposures. Our senior secured term loan and senior secured credit facility, which have interest rates based on margins over LIBOR or prime, and tiered based upon leverage calculations, had an outstanding balance of $256.5 million as of September 30, 2014 and $157.5 million as of December 31, 2013.  A 100 basis point movement in the interest rate sustained for one year would result in an approximate $2.6 million annualized effect on interest expense and cash flows.

Item 4.                                                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

ResCare’s management, under the supervision and with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that ResCare’s disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in the reports filed or submitted under the Securities Exchange Act. There were no changes in ResCare’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RES-CARE, INC.
Registrant

Date:	November 10, 2014	By:	/s/ Ralph G. Gronefeld, Jr.
Ralph G. Gronefeld, Jr.
President and Chief Executive Officer

Date:	November 10, 2014	By:	/s/ D. Ross Davison
D. Ross Davison
Chief Financial Officer